Form 10KSB
period 2007-12-31
North Horizon, Inc.
filed 2008-03-28
CIK 1411879

SEC File No.  0001411879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

Commission file number:	0001411879

NORTH HORIZON, INC.
(Name of Small Business Issuer in its charter)

NEVADA
State or other jurisdiction of Incorporation or organization.

I.R.S. Employer Identification No.	87-0324697

2290 East 4500 South, Suite 130 Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number:	(801) 278-9925

Securities registered under Section 12(b) of the Act: None.

Name of Each exchange on which registered: None.

Securities registered under Section 12 (g) of the Act:

Common Stock  (Title of class).

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     ☐

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   G

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒   No G

State issuer’s revenues for its most recent fiscal year.           O         .

State the aggregate market value of the voting and non-voting common equity held by held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)   Nil.
Note: If determining whether a person is an affiliated will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers Involved in Bankruptcy Proceedings During the Past Five years)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     N/A     Yes G No  G.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

The number of shares issued and outstanding as of December 31, 2007, was 13,251,250 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE.

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement: and (3) any prospectus filed pursuant to Rule 242 (b) or (c) of the Securities Act of 1933 (“securities Act”).  This listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format.  Yes ☐ No ☒

PART I

Item 1. Description of Business.

North Horizon, Inc. (the “Company”, “we”, “us”, and “our”) was organized on January 15, 1959, under the laws of the State of Utah, having the purpose of engaging in the chemical and cosmetic business.  Later the corporate domicile was moved to the State of Nevada.  Initially, we had authorized capital of 100,000,000 shares of common stock, par value of $.001 per share.  Years ago we sold 100,000 shares of common stock to the public.  The offering was registered with the Utah Division of Securities.  We entered the cosmetic business.  This venture was unsuccessful.  Other ventures ensued.  None was successful.  Over the years we have had several names.  We have authorized capital of 80,000,000 shares of common stock, par value of $.001 per share.

We voluntarily filed a registration statement on Form 10-SB to make information more readily available to the public and to become eligible for listing on the OTCEBB sponsored by the National Association of Securities Dealers, Inc.  Management believes that being a reporting company under the Securities Exchange Act of 1934 (“Exchange Act”) will enhance our efforts to acquire or merge with an operating business.

We are obligated to file certain interim and periodic reports including an annual report with audited financial statements.

Any company that is merged into or acquired by us will become subject to the same reporting requirements as we.  Thus, if we successfully complete an acquisition or merger, that company must have audited financial statements for at least the two most recent fiscal years, or if the company has been in business for less than two years, audited financial statements must be available from inception. This requirement limits  our possible acquisitions or merger because private companies either do not have audited financial statements or are unable to have audited statement without delay and expense.

Our principal offices are located at the office of our president at 2290 East 4500 South, suite 130, Salt Lake City, Utah 84117 and our telephone number is (801)278-9925.

Our Business

We have no recent operating history.  No representation is made, and none is intended, that we have the ability to carry on future business activities successfully.  Further, there is no assurance that we will have the opportunity to merge with or acquire an operating business, a business opportunity or assets that have material value.

Management intends to investigate, research and, if it is deemed to be advisable, acquire or merge with one or more businesses or business opportunities.  Presently we have no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature or type of any possible future acquisition or merger.  Management has broad discretion in its search for and negotiation with any potential business or business opportunity.
Sources.

Management intends to use various sources and resources in the search for potential business opportunities including, but not limited to our officers and directors members of the financial community, and consultants.  We presently have no plans to hire a consultant or consultants but we reserve the right to do so.  Because of we lack resources, we will be unable to retain for a fee any professional firms specializing in business acquisitions and reorganizations.  We may rely on others, not otherwise associated with us that will be paid only upon a successful acquisition or merger.

We will not limit our search to any specific industry or type of business.  We may investigate and acquire a venture that is in its preliminary or development stage, is already in operation, or in any stage of its corporate existence or development.  Management is unable to determine the status or nature of any venture in which we may participate.  A potential venture may need additional capital or equity or may merely desire to have its shares publicly traded.  Mostly likely, any acquisition or merger would be with an operating business desiring to have a public trading market for its shares.  Management believes that we provide an opportunity for a private operating business to become a publicly held corporation without the time and expense typically associated with an initial public offering.

Process of Evaluation

  Once a possible merger or acquisition has been identified, management will seek to determine if a merger or acquisition should be made or if additional investigation is needed.  This determination will be based on management’s knowledge and experience, in evaluating the preliminary information available to them.  Management may also have others assist in the analysis of the business opportunities.  Because of our lack of resources it is unlikely it will have funds for a complete and exhaustive investigation and evaluation.  It is very unlikely we will receive a fairness opinion regarding any business opportunities.

  In the evaluation several factors may be considered, including but not limited to, potential benefits, present and future profits, working capital requirements, operating history, present and anticipated competition, future growth prospects, stage of development or exploration, future funding requirements, management, and other factors deemed relevant to the specific circumstances.  In its analysis management has discretion to give whatever weight or consideration to these factors it deems appropriate.

  Potential risks cannot be identified because we have not yet identified any specific business opportunity. No assurance can be given that any acquisition or merger will be successful or even develop into a going concern or profitable enterprise or it will continue operating successfully.  Many potential business opportunities involve new and untested products, processes or market strategies which may fail.

Potential Acquisition or Merger Structure

  We are unable to determine the manner in which we may participate or be a part of a business opportunity.  Each opportunity will be reviewed, and based upon that review, a suitable legal structure or method of acquisition or merger will be determined.  The manner in which we participate will depend upon the nature of that opportunity, the respective needs, objectives, and goals of each party and the relative negotiating strength.  Participation in a business opportunity may take the form of an asset purchase, stock purchase, reorganization, merger or consolidation, joint venture, license agreement, or partnership.  We will participate in business opportunities through the purchase of minority stock positions.  We may act directly or indirectly through an interest in a partnership, corporation or other form of business organization.

  It is anticipated that if we successfully enter into a transaction with an operating business opportunity, existing shareholders will experience substantial dilution and a change in control.  Most likely, the owners of the business opportunity will acquire control of the Company.  Management has not set any guidelines as to the amount of control it would offer to a prospective business opportunity.

Risk Factors.

  Our endeavors are subject to substantial risks.  The risks associated with a potential acquisition have been discussed.  In addition, we have no assets and no sources of revenues.  We will not have any revenues until we make an acquisition.  No assurance is given that any acquisition will result in revenues or profits.

Uncertain Structure of any Future Acquisition.  Any future acquisition could be a merger, exchange of stock, or purchase of assets including patents, royalty interests, licenses or franchises.  Uncertainty exists about any acquisitions or opportunity involving another party.

   Penny Stock Risks.  Our common stock may be considered a “penny stock” as that term is defined in the Federal Regulations, Section 240.3a51-1.  Penny stocks have a price of less than $5.00, are not traded on a “recognized” national exchange, their prices are not quoted on NASDAQ, or are issued by a company with net tangible assets of less than $2,000,000, if the issuer has been in continuous operation for more than three years or $5,000,000, if the issuer has been in continuous operation for less than three years, or the issuer has average revenues of less than $6,000,000 for the past three years.

   Our shares have not traded in the public market for more than ten years.  Any trading of our shares in the near term will be on the electronic bulletin board of the NASD or in the over the counter market on the “pink sheets” provided by the National Quotations Bureau.  Section 15g-2 of the regulations under the Exchange Act requires broker-dealers transacting trades in penny stock to provide potential investors with a disclosure statement detailing the risks of investing in penny stocks and to have the investor sign a receipt of the disclosure statement before any transactions may occur in the investor’s account.  Also, broker-dealers must approve the account of an investor purchasing penny stocks. After we make any acquisition, most likely our shares of common stock will still be classified as a “penny stock.”

Government Regulation.

  Our business activities are subject to general governmental regulations.  In addition, we are obligated to file periodic reports as required by the Exchange Act.  We are deemed to be a “small business issuer” as that term is defined in Regulation SB or a “smaller reporting company” as defined in Regulation S-K.  Presently the SEC has adopted rules which will phase out filings under Regulation SB and smaller reporting companies will file reports under the provisions of Regulation SK.  A “Small Business Issuer” is defined as an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s securities held by non-affiliates) of $25 million or more.  A “Smaller Reporting Company” is defined as a company which has a public float held by non-affiliates of $75 million or less.  Companies without a calculable equity float will qualify if their revenues were below $50 million in the previous year.

Principal Products or Services.

  None.

Competition

  We face competition from numerous other companies that are seeking an acquisition and business opportunity.  Some of these companies have significant liquid assets which may provide a competitive advantage to those companies.  No assurance can be given that we will successfully find a suitable acquisition.

Facilities, Equipment and Employees

  Our offices are located at the office of our president in Salt Lake City, Utah.  We have no employees.

Research and Development, Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.

  We have no research and development, no patents, trademarks, licenses, franchises, concessions, royalty agreements, nor labor contracts.

Need for Governmental Approval of Principal Products or Services.

None.

Inflation.

  We believe that inflation has little impact on our business affairs.

Item 2.  Description of Property.

   None.

Item 3. Legal Proceedings.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

Part II.

Item 5. Market for Common Equity and Related Stock Matters.

  There is no public trading market for our common equity.  During the period covered by this report we issued 3,250,000 to an officer for funds he had previously advanced. We have approximately 440 shareholders.

  We intend to file an application to be listed on the OTCEBB. The application will consist of corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, and by the NASD.  It is anticipated that a listing on the OTC Electronic Bulletin Board will permit price quotations for our shares to be published by such service and any trades that may occur.  Our share prices may be volatile and subject to broad price movements.

  Further, our equity shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “Penny Stock” rules.  Section 15(g) states certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as used in Rule 3a51-1 of the Exchange Act.

  Generally a penny stock is defined as any equity security that has a market price of less than $5.00 per share, subject to certain limited exceptions.  Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting certain criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or exempted from the definition by the Commission.  Once shares are deemed to be a penny stock, trading in the shares then becomes subject to additional rules relating to sales practices for broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  An accredited investor has assets in excess of $1,000,000 or annual income exceeding $200,000, or with spouse annual income of $300,000.

  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received prior to the purchase the purchaser’s written consent for the transaction.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery of a risk disclosure document relating to the penny stock market prior to the first transaction.  A broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  These rules may restrict the ability of broker-dealers to trade and/or maintain the our common stock and may affect the ability of shareholders to sell their shares.

Dividend Policy

  We have not declared nor paid cash dividends nor made distributions in the past.  We do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.

Prior reverse splits.

In 1978 our shares of common stock were subject to a reverse split on the basis of ten shares into one share.  In 1980 our shares of common stock were subject to a second reverse split of ten shares into one share.

Item 6. Management’s Discussion and Analysis of Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in the Form 10-KSB.

  We are a development stage company as we have limited assets, operations and income.  It is believed that for the next twelve months only limited capital will be required to maintain our operations and any such funds needed will be loaned by our officers and directors.  These expenses will pertain to maintaining us as an entity and filing appropriate reports with the Securities and Exchange Commission.  It is anticipated that any loans will not exceed $20,000 and will be on terms no less favorable than we could obtain in an arms length transaction.  If we are unable to accomplish an acquisition or merger with an operating business or we are unable to obtain significant financing, our ability to continue as a going concern is doubtful.

  Management believes that inflation has not and will not have a material effect on our operations.  If we are involved in a merger or acquisition, management will evaluate the possible effects of inflation on operations and our business.

Plan of Operation

  During the twelve months we will investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.  Generally management will follow the procedures discussed in Item 1 above.  Because we have no funds, it may be necessary for the officers and directors to advance funds or accrue expenses until a future time. Management intends to operate on limited funds.  If we employ outside advisers or consultants in our search for business opportunities, we may have to attempt to raise additional funds.  As of this date we have no plans to engage outside advisers or consultants or to attempt to raise additional capital.  If we seek to raise capital, most likely we would attempt a private placement of our securities.  Our current status makes a public sale of securities or borrowing from commercial sources unlikely.  As of December 31, 2007, we had no current assets and current liabilities of $4,910.

  For the year ended December 31, 2007, we had no revenues and we had expenses $8,049 and a net loss of $(8,049).  For the calendar year ended December 31, 2006, we had no revenues and we had no expenses and a net loss of $(0).  The increase in expenses was caused by our filing of periodic reports with the SEC and associated expenses.

Recent Accounting Pronouncements

See Footnote 4 to our Financial Statements for the periods ended December 31, 2007 and 2006.  The adoption of these accounting rules and policies did not have any impact on the Company’s financial position, results of operations or cash flows.

Inflation

  In the opinion of management, inflation has not had a material effect on our operations.

Year 2000 Issues

  Because of the limited nature of our operations, it is believed that the Year 2000 issues have not affected us and have not caused us any additional expenditures.

Item 7. Financial Statements.

  Financial statements for the years ended December 31, 2007, and 2006.

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North Horizon, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of North Horizon, Inc. (A Development Stage Company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006, and from January 1, 2002 through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Horizon, Inc. (A Development Stage Company) as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and from January 1, 2002 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s has no established source of revenue, this raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
February 7, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

NORTH HORIZON, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2007	2006

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,500	$-
Related party payable	3,410	250

Total Current Liabilities	4,910	250

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 80,000,000 shares authorized,
at $0.001 par value, 13,251,250 and 10,001,250
shares issued and outstanding	13,251	10,001
Additional paid-in capital	3,211,114	3,210,975
Deficit accumulated during the development stage	(3,229,275)	(3,221,226)

Total Stockholders' Equity (Deficit)	(4,910)	(250)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Operations

			From
			January 1, 2002
	For the Year Ended		Through
	December 31,		December 31,
	2007	2006	2007

REVENUES	$-	$-	$-

EXPENSES

General and
administrative	8,049	-	8,299

Total Expenses	8,049	-	8,299

LOSS FROM OPERATIONS	(8,049)	-	(8,299)

DISCONTINUED OPERATIONS	-	-	(3,220,976)

NET LOSS	$(8,049)	$-	$(3,229,275)

BASIC LOSS PER SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	11,626,250	10,001,250

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2002	9,025,062	$9,025	$3,210,975	$(3,220,000)	$-

Common stock issued for
services at $0.001 per share	976,188	976	-	-	976

Net loss for the year ended
through December 31, 2003	-	-	-	(976)	(976)

Balance, December 31, 2003	10,001,250	10,001	3,210,975	(3,220,976)	-

Net loss for the year ended
December 31, 2004	-	-	-	-	-

Balance, December 31, 2004	10,001,250	10,001	3,210,975	(3,220,976)	-

Net loss for the year ended
December 31, 2005	-	-	-	(250)	(250)

Balance, December 31, 2005	10,001,250	10,001	3,210,975	(3,221,226)	(250)

Net loss for the year ended
December 31, 2006	-	-	-	-	-

Balance, December 31, 2006	10,001,250	10,001	3,210,975	(3,221,226)	(250)

Common stock issued for
debt at $0.001 per share	3,250,000	3,250	139	-	3,389

Net loss for the year ended
December 31, 2007	-	-	-	(8,049)	(8,049)

Balance, December 31, 2007	13,251,250	$13,251	$3,211,114	$(3,229,275)	$(4,910)

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Cash Flows

			From
			January 1,2002
	For the Year Ended		Through
	December 31,		December 31,
	2007	2006	2007
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	$(8,049)	$-	$(3,229,275)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	976
Changes in operating assets and liabilities:
Increase in accounts payable	1,500	-	1,500
Increase in related party payables	6,549	-	6,799

Net Cash Used by
Operating Activities	-	-	(3,220,000)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	3,220,000

Net Cash Provided by
Financing Activities	-	-	3,220,000

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$3,389	$-	$3,389

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 1 – NATURE OF ORGANIZATION

a.	Organization and Business Activities

North Horizon, Inc. was organized on January 15, 1959, under the laws of the State of Utah, having the purpose of engaging in the chemical and cosmetic business.   Over the years the Company has engaged in various other businesses activities.  The Company discontinued its operations and was reclassified as a development stage company as of January 1, 2002. In 2007 the Company changed the corporate domicile to the State of Nevada.

b.	Depreciation

The cost of the property and equipment will be depreciated over the estimated useful life of 5 to 7 years. Depreciation is computed using the straight-line method when assets are placed in service.

c.	Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

d.	Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be a cash equivalent.

e.	Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

f.	Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

g.	Organization Costs

The Company has expensed the costs of its incorporation.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 1 – NATURE OF ORGANIZATION (CONTINUED)

h.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

i.	Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000.  At December 31, 2007, the Company’s bank deposits did not exceed the insured amounts.

j.	Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Loss (numerator)	$(8,049)	$-
Shares (denominator)	11,626,250.	10,001,250.
Per share amount	$(0.00)	$(0.00)

k.	Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 1 – NATURE OF ORGANIZATION (CONTINUED)

k.           Income Taxes (Continued)
Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006
Deferred tax assets		$3,237	$98)
NOL Carryover		-.	-)
Valuation allowance		(3,237)	(98)
Net deferred tax assets	$	-.	$-)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period ended December 31, 2007.

	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006
Book income		$3,139.	$	-.
Valuation allowance		(3,139)		-
	$	-.	$	-.

At December 31, 2007, the Company had net operating loss carryforwards of approximately $8,299 that may be offset against future taxable income through 2027.  No tax benefit has been reported in the December 31, 2007, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating carryforwards for Federal Income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no income and generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. Management’s plans include using the proceeds from the private placement of shares of its common stock to development an inventory and a website for its products.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – STOCK OFFERING

During 2007, the Company issued 3,250,000 shares its common stock in satisfaction of $3,389 of its debts at $0.001 per share. Prior to discontinuing its operations the Company issued 9,025,062 shares of common stock for $3,220,000.

NOTE 4 – NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 4 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

  None.

Part III.

Item 9. Directors, Executive Officers, Promoters, and Control Persons

  The executive officers and directors of the Company are as follows:

Name, Age and Office
Wallace Boyack, 66, Director, President, and Chief Financial Officer.
2290 East 4500 South, Suite 130
Salt Lake City, Utah 84117

Thomas Harkness, 63, Director and Secretary.
2290 East 4500 South, Suite 130
Salt Lake City, Utah 84117

Jacki Bartholomew, 44, Director
2290 East 4500 South, Suite 130
Salt Lake City, Utah 84117

  The following are biographical summaries of the experience of the officers and directors of the Company and control persons.

  Wallace T. Boyack, age 66, graduated from the University of Utah College of Business receiving in 1966, a Bachelor's Degree in Accounting and a Master of Business Administration, and was graduated from Georgetown University Law Center in 1971, holding a Juris Doctorate.  Since 1981, Mr. Boyack has been an attorney in private practice.  Mr. Boyack is an officer and a director of Chill Tech Industries, Inc., a company with public shareholders.  Mr. Boyack holds more than ten per cent of the issued and outstanding shares of Global Web, Inc., an inactive company with public shareholders.

  Thomas L. Harkness, age 63, was graduated from the University of Utah receiving a bachelor’s degree in accounting in 1968.  Mr Harkness is licensed as a certified public accountant.  Since 1981 Mr. Harkness has been engaged in private practice as an accountant.

   Jacki Bartholomew, age 47, graduated from the University of Phoenix in 1998 receiving a bachelor’s degree in business management. For the past five years, Ms. Bartholomew has had employment as a product specialist and an account executive  with companies providing software and hardware.  From time to time Ms. Bartholomew also provided training and assistance to data processing personnel.

  Our president may be deemed a "promoter" of the Company as that term is defined in the Securities Act of 1933, as amended.

  All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.  There are no agreements with respect to the election of directors.  We have no standing committees.

  None of our officers or directors has during the past five years has been involved in any events, such as petitions in bankruptcy, receivership or insolvency, criminal convictions, or proceedings relating to securities violations.

Officer Remuneration

  As of December 31, 2007, we had no employment contracts with any officers or directors.  No one was paid a salary and received compensation in any form of $60,000 or more in any year since at least 2000.

Officer and Director Compensation

  Our directors are not compensated for attending meetings of the Board of Directors. In the future the directors may be compensated for their services.  No decision has been made as to the manner or type of future compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

  All reports required to be filed under Section 16(a) were filed.

Item 10. Executive Compensation

  During the year ended December 31, 2007, we paid no compensation either as salary or benefits to any officer or director. No cash compensation, deferred compensation or long-term incentive awards were issued or granted to the management during the year ended December 31, 2007.

  There are no arrangements for compensation for services provided by the directors during the past calendar year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners.

  The following table sets forth information, to the best of our knowledge, as of December 31, 2007, with respect to each person known to own beneficially more than 5% of the issued and outstanding common stock, each director and all directors and officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Of Class (1)
Wallace Boyack 2290 East 4500 South Suite 130 - Second Floor Salt Lake City, Utah 84117	8,405,788	63
	8,405,788	63

*Based on information from our shareholder records.  We have made no independent verification of this information.

Security Ownership of Management

  Other than the shares of common equity owned by Wallace Boyack none of the other directors and officer own any shares of common equity. Accordingly all executive officers and directors as a group own 8,405,788 or 63% of the issued and outstanding shares.

  (1) Based on 13,251,250 shares of common stock outstanding as of December 31, 2007.

Item 12. Certain Relationships and Related Transactions.

  During year ended December 31, 2007, the president advanced funds for the payment of corporate expenses in the amount of $3,410.

Item. 13 EXHIBITS

No.	Description
3 (i)	Articles of Incorporation	Previously filed
(ii)	Bylaws	Previously filed
(iii)	Ethics Policy	Previously filed
31.1	Certification pursuant to Section 302 of the Sarbannes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbannes-Oxley Act
32.1	Certification
32.2	Certification

No reports on Form 8-K were filed during the last quarter of calendar year ended December 31, 2007.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation under the supervision and with the participation of our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls.  We had no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations regardless of how remote.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making its assessment of internal control over financial reporting, management considered the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our evaluation, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on these criteria.

This annual report does not include an attestation report from the Company’s public accounting firm regarding internal control over financial reporting.  Management’s report  was not subject to attestation by the Company’s public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only a report from management in this annual report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

North Horizon, Inc., Registrant
/S/ Wallace Boyack
Wallace Boyack, President, Chief Executive Officer and Chief Financial Officer and Director.
Date: February 14, 2008.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of he Registrant and in the capacities and on the dates indicated.

North Horizon, Inc., Registrant
/S/ Wallace Boyack
Wallace Boyack, President, Chief Executive Officer and Chief Financial Officer and Director.
Date: February 14, 2008.

/S/ Thomas L. Harkness
Thomas L. Harkness, Secretary and Director
Date: February 14, 2008.