Form 10-Q
period 2008-03-31
North Horizon, Inc.
filed 2008-05-05
CIK 1411879

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒    Quarterly Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934
        For Quarterly Period Ended March 31, 2008.

☐    Transition Report Under Section 13 or 15(d) of the Exchange Act.
        For the transition period from ___ to ____.

Commission File Number:   000-52991

NORTH HORIZON, INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0324697
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2290 East 4500 South, Suite 130
Salt Lake City, Utah 84117
(Address of principal executive offices)

Registrant's telephone number including area code:(801)278-9925

Former Address, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is alarge accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-acclerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of March 31, 2008, Registrant had 13,251250 shares of common stock, par value of $.001 per share, issued and outstanding.

PART I
ITEM I - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by North Horizon, Inc. (the "Company", "Registrant", “we”, “us”, or “our”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2008, and the results of our operations from January 1, 2008, through March 31, 2008.  The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

NORTH HORIZON, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2008 and December 31, 2007

NORTH HORIZON, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2007	2007
	(unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$1,500
Related party payable	13,594	3,410

Total Current Liabilities	13,594	4,910

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 80,000,000 shares authorized,
at $0.001 par value, 13,251,250 and 10,001,250
shares issued and outstanding	13,251	13,251
Additional paid-in capital	3,211,114	3,211,114
Deficit accumulated during the development stage	(3,237,959)	(3,229,275)

Total Stockholders' Equity (Deficit)	(13,594)	(4,910)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

			From
			January 1, 2002
	For the Three Months Ended		Through
	March 31,		March 31,
	2008	2007	2008

REVENUES	$-	$-	$-

EXPENSES

General and
administrative	8,684	3,983	16,983

Total Expenses	8,684	3,983	16,983

LOSS FROM OPERATIONS	(8,684)	(3,983)	(16,983)

DISCONTINUED OPERATIONS	-	-	(3,220,976)

NET LOSS	$(8,684)	$(3,983)	$(3,237,959)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	13,251,250	10,001,250

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2002	9,025,062	$9,025	$3,210,975	$(3,220,000)	$-

Common stock issued for
services at $0.001 per share	976,188	976	-	-	976

Net loss for the year ended
through December 31, 2003	-	-	-	(976)	(976)

Balance, December 31, 2003	10,001,250	10,001	3,210,975	(3,220,976)	-

Net loss for the year ended
December 31, 2004	-	-	-	-	-

Balance, December 31, 2004	10,001,250	10,001	3,210,975	(3,220,976)	-

Net loss for the year ended
December 31, 2005	-	-	-	(250)	(250)

Balance, December 31, 2005	10,001,250	10,001	3,210,975	(3,221,226)	(250)

Net loss for the year ended
December 31, 2006	-	-	-	-	-

Balance, December 31, 2006	10,001,250	10,001	3,210,975	(3,221,226)	(250)

Common stock issued for
debt at $0.001 per share	3,250,000	3,250	139	-	3,389

Net loss for the year ended
December 31, 2007	-	-	-	(8,049)	(8,049)

Balance, December 31, 2007	13,251,250	13,251	3,211,114	(3,229,275)	(4,910)

Net loss for the three months
ended March 31, 2008	-	-	-	(8,684)	(8,684)

Balance, March 31, 2008	13,251,250	$13,251	$3,211,114	$(3,237,959)	$(13,594)

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From
			January 1,2002
	For the Three Months Ended		Through
	March 31,		March 31,
	2008	2007	2008

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(8,684)	$(3,983)	$(3,237,959)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	976
Changes in operating assets and liabilities:
Increase in accounts payable	(1,500)	844	-
Increase in related party payables	10,184	3,139	16,983

Net Cash Used by
Operating Activities	-	-	(3,220,000)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock	-	-	3,220,000

Net Cash Provided by
Financing Activities	-	-	3,220,000

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for debt	$-	$-	$3,389

NORTH HORIZON, INC.
Notes to Condensed Financial Statements
March 31, 2008 and December 31, 2007

NOTE 1 -                   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 -                   GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations.

We have not engaged in any material operations during the period ended March 31, 2008.  Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence.  We intend to continue to seek the acquisition of assets, property, or business that may be beneficial to us and our shareholders.

Our only foreseeable cash requirements during the next twelve month period will relate to maintaining our status as a corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, and evaluating and reviewing possible business ventures and opportunities.  We do not anticipate raising additional capital in the next twelve months. If additional funds are required, it is anticipated that management will advance such funds as loans to us or we will issue shares for the funds advanced.  Any loan will not be on terms less favorable than we could obtain from a commercial lender.  We will not engage in any product development or research.  We have no expectation of the purchase of any plant or significant equipment nor the hiring of any employees.

Results of Operations.
For the quarter ended March 31, 2008, we had limited operations.  During the quarter ended March 31, 2008, we had no revenues and incurred expenses of $8,684 with a net loss of $(8,684) compared to no revenues and expenses of $3,983 and a net loss of $(3,984) for the same period a year earlier.  Expenses increased because of the additional financial burdens of becoming a reporting company.

Off-balance sheet arrangements.
We have no off-balance sheet arrangements.

Forward looking statements.
   This Report makes certain forward-looking statements.  We advise readers that actual results may differ substantially from such forward-looking statements.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including but not limited to, the following: our ability to find a suitable business venture that will benefit us, our ability to investigate a potential business venture, and our ability to determine all information about a business venture.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
This item is not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
   As of the end of the period covered by this quarterly report, management with the participation of our chief executive officer and principal accounting officer, did an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, as defined in the Exchange Act and Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation our officer concluded that as of March 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is:
    (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and
     (ii) accumulated and communicated to our management, including our chief executive officer and principal accounting officer as appropriate to provide timely decisions regarding required disclosure.

▪
    In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human errors and the circumvention or overriding of the controls and procedures.  A control system, no matter how well conceived and operated can provide only reasonable, not absolute assurance, that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of control must be considered relative to their costs.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally in evaluating and implementing possible controls and procedures management is required to apply its reasonable judgment.

Management’s Report on Internal Control Over Financial Reporting.

     Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company.  Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals.  Our internal control over financial reporting includes those policies and procedures that:

   - pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

   - provide reasonable assurance that the transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations; and

   - provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

   Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in consideration or that the degree of compliance with the policies and procedures may deteriorate.

   Management, including our principal executive officer and principal financial officer, assess the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control Over Financial Reporting - Guidance for Smaller Public Companies.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

   This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls over Financial Reporting.
  We had no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.
Item 1. Legal Proceedings.  None.
Item 1A.  This item is not applicable to smaller reporting companies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults upon Senior Securities. None, not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

Amended Rule 144.
Rule 144 provides a means for shareholder to sell restricted securities and for our affiliates to seel their securities, either restricted or non restricted, i.e. control shares.  The SEC amended Rule 144 effective February 15, 2008.

Pursuant to Rule 144 an affiliate of a company filing periodic reports under the Exchange Act who has held the shares for more than six months, may sell in any three-month period a number of shares that does not exceed the greater of: (i) the average weekly trading volume in the common stock, as reported through the automated quotation system or a registered securities association during the four calendar weeks preceding such sale or system of a registered securities association during the four calendar week preceding such sale, or (ii) one per cent of the shares then outstanding.

When selling affiliates under Rule 144 are subject to certain requirements pertaining to manner of sale, filing proper notice, and availability of current public information about the issuer.

   Shareholders who are not affiliates of a reporting company who have held their shares for more than six months, may make unlimited resales under Rule 144, if the issuer has available current public information.  After a one-year holding period, a non-affiliate may make unlimited resales if the issuer has available current public information.  After a one year holding period, a non-affiliate may make unlimited sales with no other requirements or limitations.
   The foregoing provisions are not available when the issuer is a shell company.  We are designated as a shell company.  Rule 144 is not available for either a reporting or a non-reporting shell company, unless the company (i) has ceased to be a shall company, (ii) is subject to the Exchange Act reporting obligations; (iii) filed all required periodic reports during the preceding twelve months; and (iv) at least one year has elapsed since the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

   When and if we make a successful acquisition of an operating business, we intend to file with the SEC a report that will include comprehensive information that shows we are no longer a shell company.  Accordingly, shareholders would be able to avail themselves to Rule 144 one year after the report is filed and all other periodic reports are filed.

   We are unable to predict the effect of any future sales under Rule 144 may have on the market price of our common stock, if a market develops, but any such sales may have a substantial negative effect on any market price.

Item 6. Exhibits.

EXHIBITS

No.   Description
3(i)   Articles of Incorporation - previously filed.
 (ii)  Bylaws - previously filed.
 (iii) Ethics Policy - previously filed.
31.1   Certification pursuant to Section 302.
31.2   Certification pursuant to Section 302.
32.1   Certification.
32.2   Certification.

Signatures

  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North Horizon, Inc.

Date: April 24, 2008	By:	/s/ Wallace Boyack
Wallace Boyack
President, Chief Executive Officer and Chief Financial Officer

	By:	/s/ Wallace Boyack
Wallace Boyack
Chief Financial Officer