Form 10KSB/A
period 2007-12-31
North Horizon, Inc.
filed 2008-05-22
CIK 1411879

SEC File No. 0001411879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

Commission file number:	00-52991

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
Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

Check whether the issuer (1) filed all reports to be filed pursuant to Section 13 or Section 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days.                                                                                 Yes ☒   No ☐

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitve proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB                                                    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                             Yes ☒    No ☐

State issuer’s revenues for its most recent fiscal year.    $       -O-         .

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

DOCUMENTS INCORPORATED BY REFERENCE.
A description of the documents incorporated by reference is stated in Part III, Item 14.

Transitional Small Business Disclosure Format.  Yes ☐ No ☒

Note of Explanation:   Registrant files this Amendment to its Report on Form 10-KSB for the period ended December 31, 2007, to clarify and provide detail to prior disclosures  and to address Items not discussed or explained.

PART I
Item 1. Description of Business.
Business Development
History

  North Horizon, Inc. (the “Company”, “we”, “us”, and “our”) was organized on January 15, 1959, under the laws of the State of Utah, having the purpose of engaging in the chemical and cosmetic business.  Later the corporate domicile was moved to the State of Nevada.  Initially, we had authorized capital of 100,000,000 shares of common stock, par value of $.001 per share.  Years ago we sold 100,000 shares of common stock to the public.  The offering was registered with the Utah Division of Securities.  We entered the cosmetic business.  This venture was unsuccessful.  Other ventures ensued.  In the 1980's we engaged in the oil and gas business.  None of our prior ventures was successful.  Over the years we have had several names.  Presently we have authorized capital of 80,000,000 shares of common stock, par value of $.001 per share.

  We voluntarily filed a registration statement on Form 10-SB to make information more readily available to the public and to become eligible for listing on the OTCEBB sponsored by the Financial Industry Regulatory Authority.  Management believes that being a reporting company under the Securities Exchange Act of 1934 (“Exchange Act”) will enhance our efforts to acquire or merge with an operating business.

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

  Our management has broad discretion in its search for and any negotiations with any potential business or business opportunity.  Any combination with a private company or business opportunity could take various forms including a stock for stock transaction, asset acquisition, merger, or other form.

  Our principal offices are located at the office of our president at 2290 East 4500 South, Suite 130, Salt Lake City, Utah 84117 and our telephone number is (801)278-9925.

Our Business

  We have no recent operating history.  No representation is made, and none is intended, that we have the ability to carry on future business activities successfully.  Further, there is no assurance that we will have the opportunity to merge with or acquire an operating business, a business opportunity, or assets that have material value.

  Management intends to investigate, research and, if it is deemed to be advisable, acquire or merge with most likely one business or business opportunity.  Presently we have no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature or type of any possible future acquisition or merger.  Management has broad discretion in its search for and negotiation with any potential business or business opportunity.

Sources of Opportunities

  Management intends to use various sources and resources in the search for potential business opportunities including, but not limited to our officers and directors, members of the financial community, and consultants.  We presently have no plans to hire a consultant or consultants but we reserve the right to do so.  Because we lack resources, we will be unable to retain for a fee any professional firms specializing in business acquisitions and reorganizations.  We may rely on others, not otherwise associated with us, that will be paid only upon a successful acquisition or merger. We are unable to identify any potential future consultants.

  We will not limit our search to any specific industry or type of business.  We may investigate and acquire a venture that is in its preliminary or developmental stage, is already in operation, or in any stage of its corporate existence or development.  Management is unable to determine the status or nature of any venture in which we may participate.  A potential venture may need additional capital or equity or may merely desire to have its shares publicly traded.  Mostly likely, any acquisition or merger would be with an operating business desiring to have a public trading market for its shares.  Management believes that we provide an opportunity for a private operating business to become a publicly held corporation without the time and expense typically associated with an initial public offering.

Process of Evaluation

  Once a possible merger or acquisition has been identified, management will seek to determine if a merger or acquisition should be made or if additional investigation is needed.  This determination will be based on management’s knowledge and experience in evaluating the preliminary information available.   Management may also have others assist in the analysis of the business opportunity.  Because of our lack of resources it is unlikely we will have funds for a complete an exhaustive investigation and evaluation.  It is very unlikely we will receive a fairness opinion regarding any business opportunities.

  In the evaluation several factors may be considered, including but not limited to, potential benefits, present and future profits, working capital requirements, operating history, present and anticipated competition, future growth prospects, stage of development or exploration, future funding requirements, management, and other factors deemed relevant to the specific circumstances.  In its analysis management has broad discretion to give whatever weight or consideration to the foregoing factors or other factors it deems appropriate.

  Potential risks cannot be identified because we have not yet identified any specific business opportunity. No assurance can be given that any acquisition or merger will be successful or even develop into a going concern or profitable enterprise or it will continue operating successfully.  Many potential business opportunities involve new and untested products, processes, or market strategies which may fail.

Potential Acquisition or Merger Structure

  We are unable to determine the manner in which we may participate or be a part of a business opportunity.  Each opportunity will be reviewed, and based upon that review, a suitable legal structure or method of acquisition or merger will be determined.  The manner in which we participate will depend upon the nature of that opportunity, the respective needs, objectives, and goals of each party and the relative negotiating strength.  Participation in a business opportunity may take the form of an asset purchase, stock purchase, reorganization, merger or consolidation, joint venture, license agreement, or partnership.  We do not intend to participate in business opportunities through the purchase of minority stock positions.  We may act directly or indirectly through an interest in a partnership, corporation or other form of business organization.

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

  At the present time we do not intend to borrow funds to pay any person, consultant, promoter or affiliate involved in the acquisition of a business opportunity.  We may have to raise additional funds if we hire an outside business consultant or adviser.   We have no definitive arrangements to hire any consultants or advisers or to raise funds.  If we determine to raise funds, the most likely method would be the private sale  of shares of our common stock.   Because of our status it is unlikely we would be able to engage in a public sale of securities or be able to borrow funds from any commercial sources.

  In a future acquisition or merger transaction the terms may include the sale of shares held by officers and directors.  It is unlikely that the sale of shares by officers and directors would be made available to all other shareholders or that shareholders would have the opportunity to vote on or approve the transaction.

   In connection with an acquisition or a merger we may pay a finder’s fee in the form of cash or stock.  No criteria or amounts as an appropriate fee have been determined or even discussed.  Management can not estimate the amount or type of any potential fee that may be paid.

  We do not anticipate that any future acquisition or transaction will involve a related party.  Any such transaction would most likely be approved by disinterested members of the board of directors and by the shareholders.  No officer, director, affiliate, or associate has had any preliminary contact or discussion with any specific business opportunity nor are there any proposals or arrangements regarding a possible merger or acquisition with any specific opportunity.

Shareholder participation.

     If required by applicable and relevant state law and regulations, we will seek shareholder ratification for the transaction.  Certain transactions may be made solely with approval by the board of directors without shareholder ratification.  Under Nevada law certain actions may be taken by written consent of shareholders having not less than the minimum vote required without a shareholder meeting being  called or convened.  Thus, if shareholders holding a majority or more of the outstanding shares decide to ratify an acquisition or transaction, minority shareholders may not have the opportunity to vote on the proposal.  The board has discretion to seek ratification and approval by written consent. Disclosure may be forthcoming either by a proxy statement or information statement.

   If there is a merger or a share exchange shareholders may be entitled to dissenters’ rights and obtain payment of the fair value of their shares following the procedures set forth in Nevada law.  Typically dissenters may not vote regarding the proposals for the transaction and will receive notice of any shareholder action taken.

Competition

 We are aware that there are other companies with nominal assets which are seeking operating businesses or business opportunities as possible acquisitions. We will be in direct competition with these other companies.  Because of our lack of funds we may be at a competitive disadvantage with these other companies.

Employees

  We have no employees and have no plan to hire employees until such time as we become an operating business.  Any future business will determine our need for employees.

Facilities

  Our office is at the office of our president for which we pay no rent.  We have not entered into any lease or rental agreement.  If we become an operating business our needs will change and will be determined by the nature and scope of the operating business.

Industry Segments

  We have no information to present regarding industry segments.  We are seeking a potential acquisition or merger with a business opportunity which has not been identified.  We refer to our financial statements for a report of our operating history for the past two years.

Risk Factors

  Our endeavors are subject to substantial risks.  The risks associated with a potential acquisition will not be known until a potential acquisition or merger candidate has been identified or determined.  Our present operations and objectives are highly speculative and are subject to risks inherent in unproven and untested ventures or pursuits.

We Have No Assets nor Sources of Revenues.

  We have no assets and no sources of revenues.  We will not have any revenues until we make an acquisition.  No assurance is given that any acquisition will result in revenues or profits or generally speaking be successful.

Our Auditors Have Expressed a Going Concern Opinion.

 In their opinion our auditors have expressed doubt about our ability to continue as a going concern.  If we are unable to obtain funding or engage in a possible acquisition, we may be unable to continue as a going concern.  We refer to the notes in our financial statements.

Uncertainties Involving any Future Acquisition.

  Any future acquisition could be a merger, exchange of stock, or purchase of assets including patents, royalty interests, licenses or franchises.  Uncertainty exists about any acquisitions or opportunity involving another party.  No assurance is given that we will be successful in finding, evaluating, or consummating a transaction with a business opportunity or acquisition. Management has not identified any particular industry or specific business within any industry.  No assurance is given that we will be able to engage in a business opportunity or acquisition on favorable terms to us.  We have not established any length of operations or level of earnings, assets, net worth or other objective criteria that a potential acquisition or opportunity must have.  We may enter into a transaction with a business entity which has no significant operating history, losses, limited or no earnings, limited assets, negative net worth, or other negative characteristics.

Voting Control of Director.

   One of our directors owns 8,405,788 shares of our 13,251,250 shares that are issued and outstanding as of December 31, 2007, which comprises approximately 63%.  This director may elect the other directors who in turn appoint and determine our executive officers.  He can ratify and approve any future corporate action.

Future Acquisition or Opportunities May Result in Substantial Dilution to Current Shareholders.

  The issuance of shares as part of any future acquisition or opportunity will result in dilution to the holdings of current shareholders.  We have authorized capital of eighty million shares of common stock and have issued and outstanding 13,251,250.

Management Devotes Only Limited Time to Our Business.

  Our officers and directors have other full-time obligations and responsibilities and devote only such time to our affairs as is necessary to maintain our corporate status and viability.  Management will devote only minimal time until we are involved in an acquisition of opportunity.

No Public Market for Our Stock.

    There is no public market for our shares of common stock.  No assurance can be given that any such market will develop or be maintained over time.  We intend to apply to have our shares included in the OTC Electronic Bulleting Board.  Any market that develops may be volatile and unseasoned.  Numerous factors may adversely affect any market that develops and many factors will be out of our control.   To be eligible to trade on the OTCEBB we must file timely all financial periodic reports with the SEC.  If we fail to do so, we may no longer be included in the OTCEBB.

Complying with SEC Reporting Obligations Requires Significant Expense.

  We incur substantial expenses to comply with the SEC reporting requirements.  The enactment of the Sarbannes-Oxley Act of 2002 has caused expenses to increase.  That Act requires management to assess its internal controls over financial reporting and requires auditors to attest to management’s assessment.  Such auditor attestation and assessment will be required in our report on Form 10-K for the fiscal year ending December 31, 2008.

  The burden and expense of complying with the SEC reporting requirements may hinder our ability to search for and find a favorable acquisition or opportunity.  This may cause investors and shareholders to lose confidence in us.

Our Reporting Obligations May Delay or Prohibit an Acquisition.

  SEC regulations require companies to provide certain information about significant acquisitions, including financial statements for the two most recent fiscal years for the company being acquired.  This requirement causes additional time and expenses to be incurred and may delay or even preclude a potential acquisition.  Prospective acquisitions that are unable to obtain the required audited financial statements may be precluded from acquisition when the SEC reporting requirements are applicable.

Lack of Market Research

  When considering a potential acquisition or opportunity our lack of resources will prohibit us from obtaining any market research or market evaluation.  Without market research or reports our management may not correctly assess the attendant risks and uncertainties of an acquisition which may result in failure.

Lack of Diversification

  We anticipate making only one acquisition or engaging in only one opportunity. Consequently we will lack diversification in future business endeavors.  Economic hardships or fluctuations may subject us to increased risks and instability and losses.

Penny Stock Risks

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

   Our shares have not traded in the public market for more than ten years.  Any trading of our shares in the near term will be on the electronic bulletin board of the NASD or in the over the counter market on the “pink sheets” provided by the National Quotations Bureau.  Section 15g-2 of the regulations under the Exchange Act requires broker-dealers transacting trades in penny stocks to provide potential investors with a disclosure statement detailing the risks of investing in penny stocks and to have the investor sign a receipt of the disclosure statement before any transactions may occur in the investor’s account.  Also, broker-dealers must approve the account of an investor purchasing penny stocks. After we make any acquisition, most likely our shares of common stock will still be classified as a “penny stock.”

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

Item 2.  Description of Property.

   We presently have no interest in any property.

Item 3. Legal Proceedings.

   There are no material legal proceedings to which our company is a party or to which any of our property is subject, and to the best of our knowledge, no actions against us are threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

  During the fourth quarter of the fiscal year ended December 31, 2007, no matters were submitted to a vote of our shareholders.

Part II.

Item 5. Market for Common Equity and Related Stock Matters.

  There is no public trading market for our common equity.  During the period covered by this report we issued 3,250,000 to an officer for funds he had previously advanced. We have approximately 440 shareholders.

  We intend to file an application to be listed on the OTCEBB. The application will consist of corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, and by the NASD.  It is anticipated that a listing on the OTC Electronic Bulletin Board will permit price quotations for our shares to be published by such service and any trades that may occur.  Our share prices may be volatile and subject to broad price movements.  No assurance can be given that our shares will be accepted for trading on the OTC Electronic Bulletin Board or any other recognized trading market and no assurance can be given that a trading market will develop if we are accepted or at any other time in the future, or that if such market develops, it will continue.

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

  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received prior to the purchase the purchaser’s written consent for the transaction.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery of a risk disclosure document relating to the penny stock market prior to the first transaction.  A broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  These rules may restrict the ability of broker-dealers to trade and/or maintain our common stock and may affect the ability of shareholders to sell their shares.

Rule 144

   Effective February 15, 2008, the SEC amended Rule 144.  Rule 144 is the common means for shareholder to resell restricted securities or for affiliate to sell their control shares.  Some of the shares that are issued and outstanding are restricted shares.

  Under Rule 144, as amended, an affiliate of a company filing reports under the Exchange Act who has held his shares for more than six months, may sell in any three month period a number of shares in any three month period that does not exceed the greater of (1) the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association during the four calendar weeks preceding such sale, or (2) 1% of the shares then issued and outstanding.   Sales by affiliates under Rule 144 are subject to requirements regarding manner of sale, filing appropriate notice, and availability of current public information about the issuer.

  A non-affiliate shareholder of a reporting company who has held his shares for more than six months are permitted to make unlimited resales under Rule 144, provided only that the issuer has available current public information.  A non-affiliate who has held his shares for more than twelve months may make unlimited sales with no other requirements or numeric limitations.

  Amended Rule 144 provides for an important exception to the foregoing provisions when a reporting or non-reporting company is a shell company, unless the company has ceased to be a shell company, is subject to the reporting obligations of the Exchange Act, filed all required Exchange Act reports during the preceding twelve months, and at least one year elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

  After we acquire an operating business, we intend to file with the SEC a report that includes comprehensive information that reflects we are no longer a shell company.  Accordingly we believe that shareholders who hold restricted shares will be eligible to avail themselves of the provisions of Rule 144 twelve months after that report is filed and the other required reports are filed during the intervening period.

  We are unable to predict the effects of any future sales pursuant to Rule 144 may have on the market price of our common stock, if such a market develops, but any such sales may have a substantial depressing effect on any market price.

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

  We are a development stage company as we have limited assets, operations and income.  It is believed that for the next twelve months only limited capital will be required to maintain our operations and any such funds needed will be loaned by our officers and directors.  These expenses will pertain to maintaining us as an entity and filing appropriate reports with the SEC.  It is anticipated that any loans will not exceed $20,000 and will be on terms no less favorable than we could obtain in an arms length transaction.  If we are unable to accomplish an acquisition or merger with an operating business or we are unable to obtain significant financing, our ability to continue as a going concern is doubtful.

  Management believes that inflation has not and will not have a material effect on our operations.  If we are involved in a merger or acquisition, management will evaluate the possible effects of inflation on operations and our business.

Plan of Operation

  During the twelve months we will investigate possible business opportunities with the intent to acquire or merge with one business venture.  Generally management will follow the procedures discussed in Item 1 above.  Because we have no funds, it may be necessary for the officers and directors to advance funds or accrue expenses until a future time. Management intends to operate on limited funds.  If we employ outside advisers or consultants in our search for business opportunities, we may have to attempt to raise additional funds.  As of this date we have no plans to engage outside advisers or consultants or to attempt to raise additional capital.  If we seek to raise capital, most likely we would attempt a private placement of our securities.  Our current status makes a public sale of securities or borrowing from commercial sources unlikely.  As of December 31, 2007, we had no current assets and current liabilities of $4,910. Management anticipates that it will be able to operate incurring minimum expenses and to continue a search for a business opportunity during the next twelve months.

Results of Operations

  For the year ended December 31, 2007, we had no revenues and we had expenses $8,049 and a net loss of $(8,049).  For the calendar year ended December 31, 2006, we had no revenues and we had no expenses and a net loss of $(0).  The increase in expenses was caused by our filing of periodic reports with the SEC and associated expenses.

Liquidity and Capital Resources

   Expenses incurred during 2007 and 2006 were paid by a stockholder.  As of December 31, 2007 we had current liabilities of $4,910.   We anticipate that going forward we will rely on the officer to continue advancing funds for our expenses. No assurance can be given that the officer will continue indefinitely to pay for expenses incurred.  As of December 31, 2007, we had a net operating loss carryforward of $8,299.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

  None.

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

   The Company’s management evaluated, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(f) and 15d-15) under the Exchange Act as of December 31, 2007.  Based on this evaluation, the Company management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007, to ensure that information required to be disclosed by us in the report we file or submit under the Exchange Act is:
 (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and
  (ii) accumulated and communicated to management, including our chief executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

 In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  A control system, no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objective of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply reasonable judgment.

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

   Management, including our principal executive officer and principal financial officer, assess the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control Over Financial Reporting - Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

   This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Item 8B. Other Information.

  Not applicable.

Part III.

Item 9. Directors, Executive Officers, Promoters, and Control Persons, Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

  The executive officers and directors of the Company are as follows:

Name	Age	and Office
Wallace Boyack	66	President, and Chief Finacial Officer
2290 East 4500 South, Suite 130
Salt Lake City, Utah 84117

Thomas Harkness	63	Director and Secretary
2290 East 4500 South, Suite 130
Salt Lake City, Utah 84117

Jacki Bartholomew	44	Director
2290 East 4500 South, Suite 130
Salt Lake City, Utah 84117

________________________________

  All directors hold office until the next annual meeting of stockholder and until their successors have been duly elected and qualified.  No agreements exist with respect to the election of directors. Directors have not received compensation for service on the board or any committee thereof.  As of the date hereof no director has incurred any expenses or compensation.  Officers are appointed annually by the board of directors and serve at the board’s discretion.

  No officer, director, promoter, or affiliate of our Company has within the past five years filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject of any order, judgment, or decree involving the violation of any state or federal securities laws.

  Directors devote only such time to our affairs as needed.  They have their own business affairs.  If business conditions warrant, they can devote time to our business as needed.  Presently there are no other persons whose activities are material to our affairs.

  No agreement or arrangement exists between management and others regarding the affairs of the Company.  Shareholders may communicate suggestions or any input, but the board of directors has the final say and has final responsibility to direct and determine the course of action and to make material decisions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

  All reports required to be filed under Section 16(a) were filed except a shareholder named Willard Kjates who management understands is deceased.  No Form 3 was filed showing Mr. Kjates ownership of shares.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Of Class (1)
Wallace Boyack 2290 East 4500 South Suite 130 - Second Floor Salt Lake City, Utah 84117	8,405,788	63

Thomas L. Harkness 2290 East 4500 South Suite 130 Salt Lake City Utah	-0-	-0-

Jacki Bartholomew 2290 East 4500 South Suite 130 Salt Lake City, Utah 84117	-0-	-0-

5% Shareholders William Kjates 3705 Deer Field Road Riverwood, Illinois	2,329,600	17

Officers and Directors as a group	8,405,788	63

*Based on information from our shareholder records.  We have made no independent verification of this information.

Security Ownership of Management

  Other than the shares of common equity owned by Wallace Boyack none of the other directors and officer owns any shares of common equity. Accordingly all executive officers and directors as a group own 8,405,788 or 63% of the issued and outstanding shares.

  (1) Based on 13,251,250 shares of common stock outstanding as of December 31, 2007.

Item 12. Certain Relationships and Related Transactions.

  During year ended December 31, 2007, the president advanced funds for the payment of corporate expenses in the amount of $3,410.  In April 2007 we issued 3,250,000 shares of our common stock for funds previously advanced for our expenses in the amount of $3,389.

Item. 13 Exhibits

No.	Description
3(i)	Articles of Incorporation	Previously filed
(ii)	Bylaws	Previously filed
(iii)	Ethics Policy	Previously filed
31.1	Certification pursuant to Section 302 of the Sarbannes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbannes-Oxley Act
32.1	Certification
32.2	Certification

ITEM 14.  Principal Accountant Fees and Services.

  We have no audit committee.  Our board of directors collectively performs the functions of an audit committee.  We approve in advance the scope and cost of the engagement before the auditor performs audit and non-audit services.  We do not rely on pre-approval policies and procedures.

Audit Fees.

  The aggregate fees billed by our independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statement included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, was $3,500.  We were not subject to the reporting requirements prior to December 2007.  Audit fees for the year ended December 31, 2006, filled by Moore & Associates, Chartered, for professional services were $3,500.

Audit Related Fees
   For the years ended December 31, 2007, and 2006, there were no fees billed for assurance and related services by Moore & Associate, Chartered, relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees”.

Tax Fees

  For the years ended December 31, 2007, and 2006, no fees were billed by Moore & Associates, Chartered, for tax compliance, tax advice, and tax planning.

   We do not engage Moore & Associate, Chartered, to provide compliance outsourcing services.  We do not use Moore & Associates, Chartered, for financial information system design and implementation.  Any such services are provided internally or from other service providers.

  Our board of directors considered the nature and amount of fees billed by Moore & Associates, Chartered, and believes that services for activities unrelated to the audit are compatible with maintaining Moore & Associates, Chartered’s independence.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

North Horizon, Inc., Registrant
/S/ Wallace Boyack
Wallace Boyack, President, Chief Executive Officer and Chief Financial Officer and Director
Date: May 14, 2008.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of he Registrant and in the capacities and on the dates indicated.

North Horizon, Inc., Registrant
/S/ Wallace Boyack
Wallace Boyack, President, Chief Executive Officer and Chief Financial Officer and Director
Date: May 14, 2008.

/S/ Thomas Harkness
Thomas L. Harkness, Secretary and Director
Date: May 14, 2008.