Form 10-Q
period 2008-06-30
North Horizon, Inc.
filed 2008-07-15
CIK 1411879

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
        For Quarterly Period Ended June 30, 2008.

☐     Transition Report Under Section 13 or 15(d) of the Exchange Act.
        For the transition period from                 to                .

Commission File Number:   000-52991

NORTH HORIZON, INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0324697
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identificaiton No.)

2290 East 4500 South, Suite 130
Salt Lake City, Utah 84117
(Address of principal executive offices)

Registrant's telephone number including area code:(801)278-9925

Former Address, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes x   No
Indicate by check mark whether the registrant is alarge accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of June 30, 2008, Registrant had 13,251,250 shares of common stock, par value of $.001 per share, issued and outstanding.

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

In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2008, and the results of our operations from January 1, 2008, through June 30, 2008 and for the three month period from April 1, 2008, to June 30, 2008.  The results of our operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

NORTH HORIZON, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2008 and December 31, 2007

NORTH HORIZON, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2008	2007
	(unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$1,500
Related party payable	17,969	3,410

Total Current Liabilities	17,969	4,910

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 80,000,000 shares authorized,
at $0.001 par value, 13,251,250 and 10,001,250
shares issued and outstanding	13,251	13,251
Additional paid-in capital	3,211,114	3,211,114
Deficit accumulated during the development stage	(3,242,334)	(3,229,275)

Total Stockholders' Equity (Deficit)	(17,969)	(4,910)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

					From
					January 1, 2002
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and administrative	4,375	2,281	13,059	6,264	21,358

Total Expenses	4,375	2,281	13,059	6,264	21,358

LOSS FROM OPERATIONS	(4,375)	(2,281)	(13,059)	(6,264)	(21,358)

DISCONTINUED OPERATIONS	-	-	-	-	(3,220,976)

NET LOSS	$(4,375)	$(2,281)	$(13,059)	$(6,264)	$(3,242,334)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,251,250	11,626,250	13,251,250	10,813,750

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2002	9,025,062	$9,025	$3,210,975	$(3,220,000)	$-

Common stock issued for
services at $0.001 per share	976,188	976	-	-	976

Net loss for the year ended
through December 31, 2003	-	-	-	(976)	(976)

Balance, December 31, 2003	10,001,250	10,001	3,210,975	(3,220,976)	-

Net loss for the year ended
December 31, 2004	-	-	-	-	-

Balance, December 31, 2004	10,001,250	10,001	3,210,975	(3,220,976)	-

Net loss for the year ended
December 31, 2005	-	-	-	(250)	(250)

Balance, December 31, 2005	10,001,250	10,001	3,210,975	(3,221,226)	(250)

Net loss for the year ended
December 31, 2006	-	-	-	-	-

Balance, December 31, 2006	10,001,250	10,001	3,210,975	(3,221,226)	(250)

Common stock issued for
debt at $0.001 per share	3,250,000	3,250	139	-	3,389

Net loss for the year ended
December 31, 2007	-	-	-	(8,049)	(8,049)

Balance, December 31, 2007	13,251,250	13,251	3,211,114	(3,229,275)	(4,910)

Net loss for the six months
ended June 30, 2008	-	-	-	(13,059)	(13,059)

Balance, June 30, 2008	13,251,250	$13,251	$3,211,114	$(3,242,334)	$(17,969)

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended		From January 1, 2002 Through
	June 30,		June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(13,059)	$(6,264)	$(3,242,334)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	976
Changes in operating assets and liabilities:
Increase in accounts payable	(1,500)	1,500	-
Increase in related party payables	14,559	4,764	21,358

Net Cash Used by
Operating Activities	-	-	(3,220,000)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock	-	-	3,220,000

Net Cash Provided by
Financing Activities	-	-	3,220,000

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for debt	$-	$-	$3,389

  The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
Notes to the Condensed Financial Statements
June 30, 2008 and December 31, 2007

NOTE                1 -          CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read with the financial statements and notes thereto appearing in this Form 10-Q.

Plan of Operations.

  We have not engaged in any material operations during the period ended June 30, 2008.  Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence.  We intend to continue to seek the acquisition of assets, property, or business that may be beneficial to us and our shareholders. We are considered to be a development stage company and we have no assets.

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

Results of Operations.

  For the quarter and six month period ended June 30, 2008, we had limited operations.  During the quarter ended June 30, 2008, we had no revenues and incurred expenses of $4,375 with a net loss of $(4,375) compared to no revenues and expenses of $2,281 and a net loss of $(2,281) for the same period a year earlier.    During the six month period ended June 30, 2008, we had no revenues and incurred expenses of $13,059 with a net loss of $(13,059) compared to no revenues and expenses of $6,264 with a net loss of $(6,264) for the same period a year earlier.  Expenses increased because of the additional financial burdens of becoming a reporting company.

Off-balance sheet arrangements.
  We have no off-balance sheet arrangements.

Forward looking statements.
   This Report makes certain forward-looking statements.  Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 refer to the term “forward looking statements.”  Such statements may refer to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, and similar matters.

Such words as “may”, “will”, “expect,” “continue,” “estimate,” “project,” and “intend” and similar terms and expressions are intended to identify forward-looking statements.  These terms may relate to events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We advise readers that actual results may differ substantially from such forward-looking statements.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including but not limited to, the following: our ability to find a suitable business venture that will benefit us, our ability to investigate a potential business venture, and our ability to determine all information about a business venture.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
This item is not applicable to smaller reporting companies.

ITEM 4(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
   As of the end of the period covered by this quarterly report, management with the participation of our chief executive officer and principal accounting officer, did an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, as defined in the Exchange Act and Rules 13a-15(e) and 15d-15(e).

     Disclosure control procedures are designed to ensure that such information is accumulated and communicated to management, including our chief executive officer and principal accounting officer, to allow decisions regarding required disclosure to be made in a timely manner.

     At the end of the period covered by this quarterly report, we conducted an evaluation under the supervision and direct participation of our management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  In evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, has concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.
  We had no significant changes in our internal controls during the period ended June 30, 2008.  Management concluded that there has been no change in our internal control over financial reporting during the period ended June 30, 2008, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Part II.

Item 1. Legal Proceedings.
    None.

Item 1A.  This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
    This item is not applicable.

Item 3. Defaults upon Senior Securities.
    This item is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
    This item is not applicable.

Item 5. Other Information.
    One of our directors Jacki Bartholomew is now known as Jacki Frame.

Item 6. Exhibits.

EXHIBITS

No.   Description
3(i)    Articles of Incorporation - previously filed.
 (ii)    Bylaws - previously filed.
 (iii)   Ethics Policy - previously filed.
31.1   Certification pursuant to Section 302
31.2   Certification pursuant to Section 302.
32.1   Certification.
32.2   Certification.

Signatures

  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North Horizon Inc.

Date July 14, 2008	By:	/s/ Wallace Boyack
Wallace Boyack
President and Chief Executive Officer

	By:	/s/ Wallace Boyack
Wallace Boyack
Chief Financial Officer