Form 10-K
period 2008-12-31
North Horizon, Inc.
filed 2009-03-09
CIK 1411879

SEC File No.  000-52991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

Commission file number:	0001411879

NORTH HORIZON, INC.
(Name of Small Business Issuer in its charter)

NEVADA
State or other jurisdiction of Incorporation or organization.

87-0324697
I.R.S. Employer Identification No.

2290 East 4500 South, Suite 130 Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number:	(801)278-9925

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
(1)  & (2)    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No  ☐

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant's most recently completed second quarter.   Nil.

 Our shares of common stock were not trading during 2008

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.     N/A     Yes G No  G.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of December 31, 2008, the Registrant had issued and outstanding 13,251,250 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE.
See Item 15.
PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to "North Horizon, Inc.," "North Horizon," the "Company,"  "we," "us," "our," and words of similar import and meaning refer to North Horizon, Inc., the Registrant.

Item 1. Business.

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

  We voluntarily filed a registration statement on Form 10-SB to make information more readily available to the public and to become eligible for listing on the OTCEBB sponsored by the National Association of Securities Dealers, Inc.  Management believes that being a reporting company under the Securities Exchange Act of 1934 (“Exchange Act”) will enhance our efforts to acquire or merge with an operating business.  Recently we received the trading symbol of "NORH."

  We are obligated to file certain interim and periodic reports including an annual report with audited financial statements.

  Any company that is merged into or acquired by us will become subject to the same reporting requirements as we.  Thus, if we successfully complete an acquisition or merger, that company must have audited financial statements for at least the two most recent fiscal years, or if the company has been in business for less than two years, audited financial statements must be available from inception. This requirement limits   possible acquisitions or merger because private companies either do not have audited financial statements or are unable to have audited statement without delay and expense.

  Our principal offices are located at the office of our president at 2290 East 4500 South, Suite 130, Salt Lake City, Utah 84117 and our telephone number is (801)278-9925.

Description of Business

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

  It is anticipated that if we successfully enter into a transaction with an operating business opportunity, existing shareholders will experience substantial dilution and a change in control.  Most likely, the owners of the business opportunity will acquire control of the Company.  Management has not set any guidelines as to the amount of control it would offer to a prospective business opportunity.   Frequently fees and other compensation are paid with the consummation of an acquisition, merger, or reorganization.  After repayment of expenses which have been advanced, these fees may be paid to members of management or principal shareholders for purchase of shares or for other reasons.

Regulatory Requirements

   Form 8-K requires that transactions with shell companies requires the filing of information about an acquired company that would have been required to have been filed if such company had filed a Form 10 Registration Statement with the SEC including audited and interim financial statements and proforma financial statements, within four business days of the closing of any such transaction.  (See Item 5.01(a)(8) of Form 8-K.  Amendments to Rule 144 effective on February 15, 2008, limit the resale of most securities of a shell company until one year after the filing of the required information about the acquired company.  These requirements may be perceived as limiting or eliminating the advantages of using "reverse" reorganizations or mergers of going public.  In these transactions the management and shareholders of the acquired company become the controlling shareholders of the public company.  Pursuant to applicable regulations a shell company may not use Form S-8 until 60 days after the company is no longer considered to be a shell company.  This requirement may make it difficult to acquire a company which has adopted a stock option plan. This may required the filing of a registration statement for the issuance of employees participating in the stock option plan thereby incurring expenses and time delays that normally would be avoided by reverse reorganizations or mergers.

   Amendments to Rule 144 effective on February 15, 2008, limited the tradeability of securities issued and outstanding of a shell company, including shares issued in any transaction involving an acquisition of another business entity or prospect.  The amendments will restrict and hamper our ability and opportunity to acquire any business or prospect desiring to use us a means to go public.

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

Government Regulation.

  Our business activities are subject to general governmental regulations.  In addition, we are obligated to file periodic reports as required by the Exchange Act.  We are deemed to be a “smaller reporting company” as defined in Regulation S-K.  The SEC adopted rules which phasing out filings under Regulation SB and smaller reporting companies will file reports under the provisions of Regulation S-K.  A “Smaller Reporting Company” is defined as a company which has a public float held by non-affiliated shareholders of $75 million or less.  Companies without a calculable equity float will qualify if their revenues were below $50 million in the previous year.

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

Need for Governmental Approval of Principal Products or Services.

   We have no business operations, we produce no products, and we provide no services and we are not subject to government regulations regarding those activities.  If and when we complete a reorganization, acquisition or merger with an entity engaging in operations, we will become subject to governmental regulations to which that entity is subject or may become subject.

Effect of Governmental Regulations on our Business.

   We are a "smaller reporting company" subject to reporting requirements of the SEC.

   We are subject to the provisions of the Sarbanes-Oxley Act of 2002.  It created an accounting oversight board to oversee the conduct of auditors of public companies and to ensure auditor independence.  This Act imposes the obligations on management for financial reporting and quality financial disclosures, and to expose possible conflicts of interest.  It also creates guidelines for audit committees, oversight of the audits performed by public auditing firms, and requires management to make assessments of internal controls procedures and other matters.  Compliance with the provisions of this statute will increase our legal and accounting costs.

   We are subject to the rules regarding proxy solicitations including the provisions of Regulation 14A.    We may be required to provide to shareholders an information statement complying with the provisions of Schedules 14A or 14C.

Research and Development Costs During the Past Two Years.

   None.

   Cost and Effects of Compliance with Environmental Laws.

   Currently we are not subject to material environmental laws, rules, or regulations that would have an adverse impact on our business operations or financial conditions.

Inflation.

  We believe that inflation has little impact on our business affairs.

Employees

   We have no full time or part-time employees.

Reports

   You may locate reports on the SEC's Internet site at www.sec.gov.  The SEC's telephone number is 202-551-8090.  Materials about us are available through the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.

Item 1A  Risk Factors.
   As a smaller reporting company we are not required to respond to this item.

Item 2.  Description of Property.

   None.

Item 3. Legal Proceedings.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

Part II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities.

  There is no public trading market for our common equity.  We have received a symbol for trading of "NORH."   A public market may develop in the future.  We have approximately 440 shareholders.

  We have been approved to be listed on the OTCEBB. The application consisted of corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, and by FINRA.  It is anticipated that a listing on the OTC Electronic Bulletin Board will permit price quotations for our shares to be published by such service and any trades that may occur.  Our share prices may be volatile and subject to broad price movements.

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

  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received prior to the purchase the purchaser’s written consent for the transaction.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery of a risk disclosure document relating to the penny stocks market prior to the first transaction.  A broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  These rules may restrict the ability of broker-dealers to trade and/or maintain the our common stock and may affect the ability of shareholders to sell their shares.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

   We have no equity compensation plans.

Item 6. Selected Financial Data.

   No information is required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in the Form 10-K.

  We are a development stage company as we have limited assets, operations and income.  It is believed that for the next twelve months only limited capital will be required to maintain our operations and any such funds needed will be loaned by our officers and directors.  These expenses will pertain to maintaining us as an entity and filing appropriate reports with the Securities and Exchange Commission.  It is anticipated that any loans will not exceed $35,000 and will be on terms no less favorable than we could obtain in an arms length transaction.  If we are unable to accomplish an acquisition or merger with an operating business or we are unable to obtain significant financing, our ability to continue as a going concern is doubtful.

  Management believes that inflation has not and will not have a material effect on our operations.  If we are involved in a merger or acquisition, management will evaluate the possible effects of inflation on operations and our business.

Plan of Operation

  During the next twelve months we will investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.  Generally management will follow the procedures discussed in Item 1 above.  Because we have no funds, it may be necessary for an officer and a director to advance funds or accrue expenses until a future time. Management intends to operate on limited funds.  If we employ outside advisers or consultants in our search for business opportunities, we may have to attempt to raise additional funds.  As of this date we have no plans to engage outside advisers or consultants or to attempt to raise additional capital.  If we seek to raise capital, most likely we would attempt a private placement of our securities.  Our current status makes a public sale of securities or borrowing from commercial sources unlikely.

Liquidity and Capital Resources

   It is anticipated that future costs for the next twelve months will be to maintain the Company in good standing and any fees or costs to investigate and analyze any potential business venture.  Such fees and costs will be paid by management or principal stockholders.

Results of Operations

   As of December 31, 2008, we had no current assets and current liabilities of $22,793.   For the year ended December 31, 2008, we had no revenues and we had expenses of $17,883 and a net loss of $(17,883).  For the calendar year ended December 31, 2007, we had no revenues and we had expenses of $8,049 and a net loss of $(8,049).  The increase in expenses was caused by our filing of periodic reports with the SEC and associated expenses.

Off-Balance Sheet Arrangements

   We have no such arrangements to discuss.

Recent Accounting Pronouncements

  See Footnote 4 to our Financial Statements for the periods ended December 31, 2008 and 2007.  The adoption of these accounting rules and policies did not have any impact on the Company’s financial position, results of operations or cash flows.

Inflation

  In the opinion of management, inflation has not had a material effect on our operations.

Off-Balance Sheet Arrangements

   A smaller reporting company is not required to respond to this item.

Item 8. Financial Statements and Supplementary Data

  Financial statements for the years ended December 31, 2008, and 2007.

/Letterhead/

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North Horizon Inc
(A Development Stage Company)

We have audited the accompanying balance sheets of North Horizon Inc (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and since inception on January 1, 2002 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Horizon Inc (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and since inception on January 1, 2002 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no consistent source of revenues or operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
January 23, 2009

/Letterhead Footer/

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

NORTH HORIZON, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$1,500
Related party payable	22,793	3,410

Total Current Liabilities	22,793	4,910

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 80,000,000 shares authorized,
at $0.001 par value, 13,251,250 shares
issued and outstanding	13,251	13,251
	3,211,114	3,211,114
Deficit accumulated during the development stage	(3,247,158)	(3,229,275)

Total Stockholders' Equity (Deficit)	(22,793)	(4,910)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Operations

			From
			January 1, 2002
	For the Years Ended		Through
	December 31,		December 31,
	2008	2007	2008

REVENUES	$-	$-	$-

EXPENSES

General and administrative	17,883	8,049	26,182

Total Expenses	17,883	8,049	26,182

LOSS FROM OPERATIONS	(17,883)	(8,049)	(26,182)

DISCONTINUED OPERATIONS	-	-	(3,220,976)

LOSS BEFORE INCOME TAXES	(17,883)	(8,049)	(3,247,158)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(17,883)	$(8,049)	$(3,247,158)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	13,251,250	11,626,250

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2002	9,025,062	$9,025	$3,210,975	$(3,220,000)	$-

Common stock issued for
services at $0.001 per share	976,188	976	-	-	976

Net loss for the year ended
through December 31, 2003	-	-	-	(976)	(976)

Balance, December 31, 2003	10,001,250	10,001	3,210,975	(3,220,976)	-

Net loss for the year ended
December 31, 2004	-	-	-	-	-

Balance, December 31, 2004	10,001,250	10,001	3,210,975	(3,220,976)	-

Net loss for the year ended
December 31, 2005	-	-	-	(250)	(250)

Balance, December 31, 2005	10,001,250	10,001	3,210,975	(3,221,226)	(250)

Net loss for the year ended
December 31, 2006	-	-	-	-	-

Balance, December 31, 2006	10,001,250	10,001	3,210,975	(3,221,226)	(250)

Common stock issued for
debt at $0.001 per share	3,250,000	3,250	139	-	3,389

Net loss for the year ended
December 31, 2007	-	-	-	(8,049)	(8,049)

Balance, December 31, 2007	13,251,250	13,251	3,211,114	(3,229,275)	(4,910)

Net loss for the year ended
December 31, 2008	-	-	-	(17,883)	(17,883)

Balance, December 31, 2008	13,251,250	$13,251	$3,211,114	$(3,247,158)	$(22,793)

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Cash Flows

			From
			January 1,2002
	For the Year Ended		Through
	December 31,		December 31,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(17,883)	$(8,049)	$(3,247,158)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	976
Changes in operating assets and liabilities:
Increase in accounts payable	(1,500)	1,500	-
Increase in related party payables	19,383	6,549	26,182

Net Cash Used in
Operating Activities	-	-	(3,220,000)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Sale of common stock	-	-	3,220,000

Net Cash Provided by
Financing Activities	-	-	3,220,000

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for debt	$-	$3,389	$3,389

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

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
December 31, 2008 and 2007

NOTE 1 – NATURE OF ORGANIZATION (CONTINUED)

h.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

i.	Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000.  At December 31, 2007, the Company’s bank deposits did not exceed the insured amounts.

j.	Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

Loss (numerator)	$(17,883)	$(8,049)
Shares (denominator)	13,251,250.	11,626,250.
Per share amount	$(0.00)	$(0.00)

k.	Income Taxes

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
December 31, 2008 and 2007

NOTE 1 – NATURE OF ORGANIZATION (CONTINUED)

k.           Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	For the Year Ended December 31, 2008		For the Year Ended December 31, 2007
Deferred tax assets		$6,974	$3,237)
NOL Carryover		-.	-)
Valuation allowance		(6,974)	(3,237)
Net deferred tax assets	$	-.	$-)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period ended December 31, 2008.

	For the Year Ended December 31, 2008		For the Year Ended December 31, 2007

Book income		$10,113.		$3,139
Valuation allowance		(10,113)		(3,139))
	$	-.	$	-.

At December 31, 2008, the Company had net operating loss carry forwards of approximately $26,182 that may be offset against future taxable income through 2028.  No tax benefit has been reported in the December 31, 2008, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating carryforwards for Federal Income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no income and generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues.  Management’s plans include completing the acquisition of or merger with an existing operating company.

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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Anentity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows..

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

  None.

Item 9A    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation under the supervision and with the participation of our management as of a date within 90 days of the filing of this Annual Report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction and dispositions of the assets of the company;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguard to reduce, though not eliminate this risk.

As of the end of the fourth quarter management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report such internal controls and procedures were effective based on these criteria.

Changes in Internal Controls.  We had no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses, and there was no corrective action taken.  There is no certainty that any design will succeed in achieving its stated goal under all potential future considerations regardless of how remote.

Part III.

Item 10. Directors, Executive Officers, Promoters, and Corporate Governance

  The executive officers and directors of the Company are as follows:

Name	Age	Office
Wallace Boyack 2290 East 4500 South, Suite 130 Salt Lake City, Utah 84117	67	Director, President, and Chief Financial Officer

Thomas Harkness 2290 East 4500 South, Suite 130 Salt Lake City, Utah 84117	64	Director and Secretary

Jacki Frame 2290 East 4500 South, Suite 130 Salt Lake City, Utah 84117	45	Director

  The following are biographical summaries of the experience of the officers and directors of the Company and control persons.

  Wallace T. Boyack, age 67, graduated from the University of Utah College of Business receiving in 1966, a Bachelor's Degree in Accounting and a Master of Business Administration, and was graduated from Georgetown University Law Center in 1971, holding a Juris Doctorate.  Since 1981, Mr. Boyack has been an attorney in private practice.  Mr. Boyack is an officer and a director of Chill Tech Industries, Inc., a company with public shareholders.

  Thomas L. Harkness, age 64, was graduated from the University of Utah receiving a bachelor’s degree in accounting in 1968.  Mr Harkness is licensed as a certified public accountant.  Since 1981 Mr. Harkness has been engaged in private practice as an accountant.

   Jacki Frame, age 45, graduated from the University of Phoenix in 1998 receiving a bachelor’s degree in business management. For the past five years, Ms. Frame has had employment as a product specialist and an account executive with companies providing software and hardware.  From time to time Ms. Frame also provided training and assistance to data processing personnel.

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

Officer Remuneration

  As of December 31, 2008, we had no employment contracts with any officers or directors.  No one was paid a salary and received compensation in any form of $60,000 or more in any year since at least 2000.

Officer and Director Compensation

  Our directors are not compensated for attending meetings of the Board of Directors. In the future the directors may be compensated for their services.  No decision has been made as to the manner or type of future compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

  All reports required to be filed under Section 16(a) were filed.

Item 11. Executive Compensation

  During the year ended December 31, 2008, we paid no compensation either as salary or benefits to any officer or director. No cash compensation, deferred compensation or long-term incentive awards were issued or granted to the management during the year ended December 31, 2008.

  There are no arrangements for compensation for services provided by the directors during the past calendar year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners.

  The following table sets forth information, to the best of our knowledge, as of December 31, 2008, with respect to each person known to own beneficially more than 5% of the issued and outstanding common stock, each director and all directors and officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owership	Percent of Class (1)

Wallace Boyack	8,405,788	63%

Willard Kjates	2,339,600	18%

	8,405,788	63%

Based on information from our shareholder records.  We made no independent verification of this information.  All Officers and Directors as a group.

Security Ownership of Management

  Other than the shares of common equity owned by Wallace Boyack none of the other directors and officers owns any shares of common equity. Accordingly all executive officers and directors as a group own 8,405,788 or 63% of the issued and outstanding shares.

  (1) Based on 13,251,250 shares of common stock outstanding as of December 31, 2008.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

  During year ended December 31, 2008, the president advanced funds for the payment of corporate expenses in the amount of $17,883.   There were no material transactions to which the Company and a related party were participants in the past reporting period.  This includes any member of the immediate family of a related party.

Item 14:  Principal Accountant Fees and Services

   The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2008, and 2007.

Fee Category	2008	2007
Audit fees	$6,500	$6,500
Audit related	-0-	-0-
Tax fees	-0-	-0-
Other fees	-0-	-0-

Total fees	$6,500	$6,500

Item. 15 EXHIBITS  and Financial Statement Schedules

(a(1)(2)  Financial statements.  See the audited financial statements for the year ended December 31, 2008, presented in Item 8.

(a)(3)  Exhibits.  The following exhibits are filed as part of this Annual Report:

No.	Description
3(i)	Articles of Incorporation	Previously filed
(ii)	Bylaws	Previously filed
(iii)	Ethics Policy	Previously filed
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification
32.2	Certification

No reports on Form 8-K were filed during the last quarter of calendar year ended December 31, 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

North Horizon, Inc., Registrant

Date: February 2, 2009.	By:	/s/ Wallace Boyack
Wallace Boyack
President, Chief Executive Officer and Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of he Registrant and in the capacities and on the dates indicated.

Date: February 2, 2009	By:	/s/ Wallace Boyack
Wallace Boyack
President, Chief Executive Officer and Chief Financial Officer and Director

Date: February 2, 2009	By:	/s/ Thomas L. Harkness
Thomas L. Harkness
Secretary and Director