Form 10-Q
period 2009-03-31
North Horizon, Inc.
filed 2009-05-01
CIK 1411879

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For Quarterly Period Ended March 31, 2009.

☐  Transition Report Under Section 13 or 15(d) of the Exchange Act.
    For the transition period from ___ to ____.

Commission File Number:   000-52991

NORTH HORIZON, INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0324697
(State of other jurisdiction of Incorporation or organization No.)	(I.R.S. Employer Identification No.)

2290 East 4500 South, Suite 130
Salt Lake City, Utah 84117
(Address of principal executive offices)

Registrant's telephone number including area code: (801) 278-9925

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

As of March 31, 2009, Registrant had 13,251,250 shares of common stock, par value of $.001 per share, issued and outstanding.

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

In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2009, and the results of our operations from January 1, 2009, through March 31, 2009.  The results of our operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

NORTH HORIZON, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$-
Related party payable	27,376	22,793

Total Current Liabilities	27,376	22,793

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 80,000,000 shares authorized,
at $0.001 par value, 13,251,250 shares
issued and outstanding	13,251	13,251
Additional paid in capital	3,211,114	3,211,114
Deficit accumulated during the development stage	(3,251,741)	(3,247,158)

Total Stockholders' Equity (Deficit)	(27,376)	(22,793)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an itegral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

			From
			January 1, 2002
	For the Three Months Ended		Through
	March 31,		March 31,
	2009	2008	2009

REVENUES	$-	$-	$-

EXPENSES

General and
administrative	4,583	8,684	30,765

Total Expenses	4,583	8,684	30,765

LOSS FROM OPERATIONS	(4,583)	(8,684)	(30,765)

DISCONTINUED OPERATIONS	-	-	(3,220,976)

LOSS BEFORE INCOME TAXES	(4,583)	(8,684)	(3,251,741)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(4,583)	$(8,684)	$(3,251,741)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	13,251,250	13,251,250

The accompanying notes are an itegral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, January 1, 2002	9,025,062	$9,025	$3,210,975	$(3,220,000)	$-

Common stock issued for
services at $0.001 per share	976,188	976	-	-	976

Net loss for the year ended
through December 31, 2003	-	-	-	(976)	(976)

Balance, December 31, 2003	10,001,250	10,001	3,210,975	(3,220,976)	-

Net loss for the year ended
December 31, 2004	-	-	-	-	-

Balance, December 31, 2004	10,001,250	10,001	3,210,975	(3,220,976)	-

Net loss for the year ended
December 31, 2005	-	-	-	(250)	(250)

Balance, December 31, 2005	10,001,250	10,001	3,210,975	(3,221,226)	(250)

Net loss for the year ended
December 31, 2006	-	-	-	-	-

Balance, December 31, 2006	10,001,250	10,001	3,210,975	(3,221,226)	(250)

Common stock issued for
debt at $0.001 per share	3,250,000	3,250	139	-	3,389

Net loss for the year ended
December 31, 2007	-	-	-	(8,049)	(8,049)

Balance, December 31, 2007	13,251,250	13,251	3,211,114	(3,229,275)	(4,910)

Net loss for the year ended
December 31, 2008	-	-	-	(17,883)	(17,883)

Balance, December 31, 2008	13,251,250	13,251	3,211,114	(3,247,158)	(22,793)

Net loss for the three months
ended March 31, 2009	-	-	-	(4,583)	(4,583)

Balance, March 31, 2009	13,251,250	$13,251	$3,211,114	$(3,251,741)	$(27,376)

The accompanying notes are an itegral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From
			January 1,2002
	For the Three Months Ended		Through
	March 31,		March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(4,583)	$(8,684)	$(3,251,741)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	976
Changes in operating assets and liabilities:
Increase in accounts payable	-	(1,500)	-
Increase in related party payables	4,583	10,184	30,765

Net Cash Used in
Operating Activities	-	-	(3,220,000)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Sale of common stock	-	-	3,220,000

Net Cash Provided by
Financing Activities	-	-	3,220,000

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for debt	$-	$3,389	$3,389

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
Notes to the Condensed Financial Statements
March 31, 2009 and December 31, 2008

NOTE 1 -                      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations.

    We have not engaged in any material operations during the period ended March 31, 2009.  Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence.  We intend to continue to seek the acquisition of assets, property, or business that may be beneficial to us and our shareholders.

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

Results of Operations.

    For the quarter ended March 31, 2009, we had limited operations.  During the quarter ended March 31, 2009, we had no revenues and incurred expenses of $4,583 with a net loss of $(4,583) compared to no revenues and expenses of $8,684 and a net loss of $(8,684) for the same period a year earlier.  Expenses decreased because in the prior period we incurred the financial burden of becoming a reporting company.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

    Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

    As of the end of the period covered by this quarterly report, we carried out an evaluation under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures.  Accordingly even effective controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluation and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above our management, including our chief executive officer and principal accounting officer, have concluded that as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls.

    Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of calendar 2009.  Based on its evaluation, management including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.

Item 1. Legal Proceedings.

    None.

Item 1A.  This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    None.

Item 3. Defaults upon Senior Securities. None, not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Item 5. Other Information.

    Our shares of common stock are quoted on the over-the-counter electronic bulletin board with the symbol “NORH”.

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

North Horizon, Inc.

Date: April 23, 2009	By:	/s/ Wallace Boyack
Wallace Boyack
President and Chief Executive Officer

By:	/s/ Wallace Boyack
Wallace Boyack
Chief Financial Officer