Form 10-Q
period 2009-06-30
North Horizon, Inc.
filed 2009-08-13
CIK 1411879

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒    Quarterly Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934 For Quarterly Period Ended June 30, 2009.

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

(801) 278-9925
Resitrant's telephone number including area code

Former Address, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                             Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☐      No ☐

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

As of June 30, 2009, Registrant had 13,251,250 shares of common stock, par value of $.001 per share, issued and outstanding.

PART I

ITEM I - FINANCIAL STATEMENTS

    The condensed financial statements included herein have been prepared by North Horizon, Inc. (the "Company", "Registrant", Awe@, Aus@, or Aour@), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

    In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2009, and the results of our operations from January 1, 2009, through June 30, 2009, and for the three month period from April 1, 2009, to June 30, 2009.  The results of our operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

NORTH HORIZON, INC.
(A Development Stage Company
Balance Sheets

ASSETS
	June 30, 2009	December 31, 2008
	(unaudited)
CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Related party payable	29,141	22,793

Total Current Liabilities	29,141	22,793

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock; 80,000,000 shares authorized, at $0.001 par value, 13,251,250 shares issued and outstanding	13,251	13,251
Additional paid-in capital	3,211,114	3,211,114
Deficit accumulated during the development stage	(3,253,506)	(3,247,158)

Total Stockholders’ Equity (Deficit)	(29,141)	(22,793)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From January 1, 2002 through June 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and administrative	1,765	4,375	$6,348	13,059	32,530

Total Expenses	1,765	4,375	6,348	13,059	32,530

LOSS FROM OPERATIONS	(1,765)	(4,375)	(6,348)	(13,059)	(32,530)

DISCONTINUED OPERATIONS	-	-	-		(3,220,976)

LOSS BEFORE INCOME TAXES	(1,765)	(4,375)	(6,348)	(13,059)	(3,253,506)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(1,765	$(4,375)	$(6,348)	$(13,059)	$(3,253,506)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,251,250	13,251,250	13,251,250	13,251,250

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,		From January 1, 2002 through June 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,348)	$(13,059)	$(3,253,506)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	976
Changes in operating assets and liabilities
Increase in accounts payable	-	(1,500)	-
Increase in related party payables	6,348	14,559	32,530
Net Cash Used In Operating Activities	-	-	(3,220,000)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of Common Stock	-	-	3,220,000

Net Cash Provided by Financing Activities	-	-	3,220,000

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CAST AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NET CASH FINANCING ACTIVITY

Common stock issued for debt	$-	$-	$3,389

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

    The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

    The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

    In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009 and December 31, 2008

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

    In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

    In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

    In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

    In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read with the financial statements and notes thereto appearing in this Form 10-Q.

Plan of Operations.

    We have not engaged in any material operations during the period ended June 30, 2009.  Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence.  We intend to continue to seek the acquisition of assets, property, or business that may be beneficial to us and our shareholders. We are considered to be a development stage company and we have no assets.

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

Results of Operations.

    For the quarter and six month period ended June 30, 2009, we had limited operations.  During the quarter ended June 30, 2009, we had no revenues and incurred expenses of $1,765 with a net loss of $(1,765) compared to no revenues and expenses of $4,375 and a net loss of $(4,375) for the same period a year earlier.    During the six month period ended June 30, 2008, we had no revenues and incurred expenses of $6,348 with a net loss of $(6,348) compared to no revenues and expenses of $13,059 with a net loss of $(13,059) for the same period a year earlier.  Expenses decreased because in the prior periods we incurred financial burdens in becoming a reporting company and having our shares traded on the OTCEBB.

Off-balance sheet arrangements.

    We have no off-balance sheet arrangements.

Forward looking statements.

    This Report makes certain forward-looking statements.  Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 refer to the term Aforward looking statements.@  Such statements may refer to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, and similar matters.

    Such words as Amay@, Awill@, Aexpect,@ Acontinue,@ Aestimate,@ Aproject,@ and Aintend@ and similar terms and expressions are intended to identify forward-looking statements.  These terms may relate to events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We advise readers that actual results may differ substantially from such forward-looking statements.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including but not limited to, the following: our ability to find a suitable business venture that will benefit us, our ability to investigate a potential business venture, and our ability to determine all information about a business venture.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

    This item is not applicable to smaller reporting companies.

ITEM 4(T).  CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures.

    As of the end of the period covered by this quarterly report, management with the participation of our chief executive officer and principal accounting officer, did an evaluation of the effectiveness of the design and operation of our Adisclosure controls and procedures@, as defined in the Exchange Act and Rules 13a-15(e) and 15d-15(e).

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

Changes in Internal Controls over Financial Reporting.

    We had no significant changes in our internal controls during the period ended June 30, 2009.  Management concluded that there has been no change in our internal control over financial reporting during the period ended June 30, 2009, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Part II.

Item 1. Legal Proceedings.

    None.

Item 1A.  Risk Factors.

    This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    This item is not applicable.

Item 3. Defaults upon Senior Securities.

    This item is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

    This item is not applicable.

Item 5. Other Information.

    This item is not applicable.

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

North Horizon, Inc.

Date: August 6, 2009	By:	/s/ Wallace Boyack
Wallace Boyack
President and Chief Executive Officer

	By:	/s/ Wallace Boyack
Wallace Boyack
Chief Financial Officer