Form 10-Q
period 2009-09-30
North Horizon, Inc.
filed 2009-11-16
CIK 1411879

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒    Quarterly Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934 For Quarterly Period Ended September 30, 2009.

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

(801) 278-9925
Regitrant's telephone number including area code

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

As of September 30, 2009, Registrant had 13,251,250 shares of common stock, par value of $.001 per share, issued and outstanding.

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

In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2009, and the results of our operations from January 1, 2009, through September 30, 2009, and for the three month period from June 30, 2009 to September 30, 2009.  The results of our operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

NORTH HORIZON, INC
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$	$-
Related-party payable	30,516	22,793

Total Current Liabilities	30,516	22,793

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 80,000,000 shares authorized,
at $0.001 par value, 13,251,250
shares issued and outstanding	13,251	13,251
Additional paid-in capital	3,211,114	3,211,114
Accumulated deficit	(3,254,881)	(3,247,158)

Total Stockholders' Equity (Deficit)	(30,516)	(22,793)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on January 1,
	For the Three Months Ended		For the Nine Months Ended		2002 through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and
administrative	1,375	3,224	7,723	16,283	33,905

Total Expenses	1,375	3,224	7,723	16,283	33,905

LOSS FROM OPERATIONS	(1,375)	(3,224)	(7,723)	(16,283)	(33,905)

DISCONTINUED OPERATIONS	-	-	-	-	(3,220,976)

LOSS BEFORE INCOME TAXES	(1,375)	(3,224)	(7,723)	(16,283)	(3,254,881)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(1,375)	$(3,224)	$(7,723)	$(16,283)	$(3,254,881)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	13,251,250	13,251,250	13,251,250	13,251,250

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on January 1,
	For the Nine Months Ended		2002 through
	September 30,		September 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,723)	$(16,283)	$(3,254,881)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	976
Changes in operating assets and liabilities
Increase in accounts payable	-	(1,500)	-
Increase in related party payables	7,723	17,783	33,905

Net Cash Used in
Operating Activities	-	-	(3,220,000)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock	-	-	3,220,000

Net Cash Provided by
Financing Activities	-	-	3,220,000

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITY

Common stock issued for debt	$-	$-	$3,389

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

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

Plan of Operations.

  We have not engaged in any material operations during the period ended September 30, 2009.  Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence.  We intend to continue to seek the acquisition of assets, property, or business that may be beneficial to us and our shareholders. We are considered to be a development stage company and we have no assets.

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

Results of Operations.

  For the quarter and nine month period ended September 30, 2009, we had limited operations.  During the quarter ended September 30, 2009, we had no revenues and incurred expenses of $1,375 with a net loss of $(1,375) compared to no revenues and expenses of $4,375 and a net loss of $(3,224) for the same period a year earlier.    During the nine month period ended September 30, 2008, we had no revenues and incurred expenses of $7,723 with a net loss of $(7,723) compared to no revenues and expenses of $16,283 with a net loss of $(16,283) for the same period a year earlier.  Expenses decreased because in the prior periods we incurred financial burdens in becoming a reporting company and having our shares traded on the OTCEBB.

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

     At the end of the period covered by this quarterly report, we conducted an evaluation under the supervision and direct participation of our management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  In evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, has concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

   We had no significant changes in our internal controls during the period ended September 30, 2009.  Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2009, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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

North Horizon, Inc.

Date: November 16, 2009	By:	/s/ Wallace Boyack
Wallace Boyack
President and Chief Executive Officer

By:	/s/ Wallace Boyack
Wallace Boyack
Chief Financial Officer