Form 10-Q/A
period 2009-09-30
North Horizon, Inc.
filed 2010-05-05
CIK 1411879

FORM 10-Q/A

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

(801) 278-9925
Registrant's telephone number including area code

Former Address, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                             Yes☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☐      No ☐

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

In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2009, and the results of our operations from January 1, 2009, through September 30, 2009, and for the three and nine month periods ended September 30, 2009.  The results of our operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

NORTH HORIZON, INC
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Restated)
	(Restated)
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$-
Related-party payable	30,081	22,358

Total Current Liabilities	30,081	22,358

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 80,000,000 shares authorized, at $0.001 par value, 13,251,250 shares issued and outstanding	13,251	13,251
Additional paid-in capital	3,212,214	3,211,714
Accumulated deficit	(3,255,546)	(3,247,323)

Total Stockholders' Equity (Deficit)	(30,081)	(22,358)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From re-entering
					the development
					stage on
					January 1,
	For the Three Months Ended		For the Nine Months Ended		2002 through
	September 30,		September 30,		September
	2009	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

REVENUES	$-	$-	$	$-	$-

EXPENSES

General and administrative	1,475	3,324	8,223	16,248	34,570

Total Expenses	1,475	3,324	8,223	16,248	34,570

LOSS FROM OPERATIONS	(1,475)	(3,324)	(8,223)	(16,248)	(34,570)

DISCONTINUED OPERATIONS	-	-	-	-	(3,220,976)

LOSS BEFORE INCOME TAXES	(1,475)	(3,324)	(8,223)	(16,248)	(3,255,546)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(1,475)	$(3,324)	$(8,223)	$(16,248)	$(3,255,546)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,251,250	13,251,250	13,251,250	13,251,250

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From re-entering
			the development
			stage on
			January 1,
	For the Nine Months Ended		2002 through
	September 30,		September
	2009	2008	2009
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(8,223)	$(16,248)	$(3,255,546)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	976
Services contributed by shareholders	500	400	1,100
Changes in operating assets and liabilities
Increase in accounts payable	-	(1,500)	-

Net Cash Used in Operating Activities	(7,723)	(17,348)	(3,253,470)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock	-	-	3,220,000
Increase in related party payables	7,723	17,348	33,470

Net Cash Provided by Financing Activities	7,723	17,348	3,253,470

NET CHANGE IN CASH	$-	$-	$-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITY

Common stock issued for debt	$-	$-	$3,389

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events” (ASC Topic 855).  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140 (ASC Topic 860). FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810). FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC Topic 105). FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 4 – RESTATEMENT

The Company has restated its financial statements for the year ended December 31, 2008 and for the period ended September 30, 2009 due to a few minor changes including the recording of services contributed by an officer of the Company.  The Company has also corrected various typographical errors and made minor wording changes in the disclosures.  The effects of the restatements are detailed the tables below:

	September 30, 2009
	As Previously Reported	As Restated	Change
Total Assets	$-	$-	$-
Total Equity	(30,516)	(30,081)	435
Net Loss	(7,723)	(8,223)	(500)
Net Loss per Common Share (Basic)	$(0.00)	$(0.00)	$(0.00)

	December 31, 2008
	As Previously Reported	As Restated	Change
Total Assets	$-	$-	$-
Total Equity	(22,793)	(22,358)	435
Net Loss	(17,883)	(18,048)	(165)
Net Loss per Common Share (Basic)	$(0.00)	$(0.00)	$(0.00)

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no items to disclose.

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

Results of Operations.

For the quarter and nine month period ended September 30, 2009, we had limited operations.  During the quarter ended September 30, 2009, we had no revenues and incurred expenses of $1,475 with a net loss of $(1,475) compared to no revenues and expenses of $3,324 and a net loss of $(3,324) for the same period a year earlier.

During the nine month period ended September 30, 2009, we had no revenues and incurred expenses of $8,223 with a net loss of $(8,223) compared to no revenues and expenses of $16,248 with a net loss of $(16,248) for the same period a year earlier.  Expenses decreased because in the prior periods we incurred financial burdens in becoming a reporting company and having our shares traded on the OTCEBB.

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

At the end of the period covered by this quarterly report, we conducted an evaluation under the supervision and direct participation of our management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  In evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, has concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective.

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

Item 4. (Removed and reserved).

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

North Horizon, Inc.

Date: May 4, 2010	By:	/s/ Wallace Boyack
Wallace Boyack
President and Chief Executive Officer

By:	/s/ Wallace Boyack
Wallace Boyack
Chief Financial Officer