Form 10-K
period 2009-12-31
North Horizon, Inc.
filed 2010-05-05
CIK 1411879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009.

Commission file number:	0001411879

NORTH HORIZON, INC.
(Name of Registrant in its charter)

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
(1)  & (2)    Yes  ☐ No ☒

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

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant's most recently completed second quarter: $2,506.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.     N/A  ☒   Yes ☐ No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of December 31, 2009, the Registrant had issued and outstanding 13,251,250 shares of common stock.

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

We voluntarily filed a registration statement on Form 10-SB to make information more readily available to the public and to become eligible for listing on the OTCEBB sponsored by the National Association of Securities Dealers, Inc.  Management believes that being a reporting company under the Securities Exchange Act of 1934 (“Exchange Act”) will enhance our efforts to acquire or merge with an operating business.  Our trading symbol is "NORH.OB"

 We are obligated to file certain interim and periodic reports including an annual report with audited financial statements.

Any company that is merged into or acquired by us will become subject to the same reporting requirements as we.  Thus, if we successfully complete an acquisition or merger, that company must have audited financial statements for at least the two most recent fiscal years, or if the company has been in business for less than two years, audited financial statements must be available from inception. This requirement limits  possible acquisitions or mergers because private companies either do not have audited financial statements or are unable to have audited statement without delay and expense.

  Our principal offices are located at the office of our president at 2290 East 4500 South, Suite 130, Salt Lake City, Utah 84117 and our telephone number is (801) 278-9925.

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

Potential Acquisition or Merger Structure

  We are unable to determine the manner in which we may participate or be a part of a business opportunity.  Each opportunity will be reviewed, and based upon that review, a suitable legal structure or method of acquisition or merger will be determined.  The manner in which we participate will depend upon the nature of that opportunity, the respective needs, objectives, and goals of each party and the relative negotiating strength.  Participation in a business opportunity may take the form of an asset purchase, stock purchase, reorganization, merger or consolidation, joint venture, license agreement, or partnership.  We will not participate in business opportunities through the purchase of minority stock positions.  We may act directly or indirectly through an interest in a partnership, corporation or other form of business organization.

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

Regulatory Requirements

   Form 8-K requires that transactions with shell companies requires the filing of information about an acquired company that would have been required to have been filed if such company had filed a Form 10 Registration Statement with the SEC including audited and interim financial statements and proforma financial statements, within four business days of the closing of any such transaction.  (See Item 5.01(a)(8) of Form 8-K.  Amendments to Rule 144 effective on February 15, 2008, limit the resale of most securities of a shell company until one year after the filing of the required information about the acquired company.  These requirements may be perceived as limiting or eliminating the advantages of using "reverse" reorganizations or mergers of going public.  In these transactions the management and shareholders of the acquired company become the controlling shareholders of the public company.  Pursuant to applicable regulations a shell company may not use Form S-8 until 60 days after the company is no longer considered to be a shell company.  This requirement may make it difficult to acquire a company which has adopted a stock option plan. This may require the filing of a registration statement for the issuance of employees participating in the stock option plan thereby incurring expenses and time delays that normally would be avoided by reverse reorganizations or mergers.

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

   Previously our shares were not traded in the public market for more than ten years.  Trading of our shares in the near term will be on the electronic bulletin board of the NASD or in the over the counter market on the “pink sheets” provided by the National Quotations Bureau.  Section 15g-2 of the regulations under the Exchange Act requires broker-dealers transacting trades in penny stock to provide potential investors with a disclosure statement detailing the risks of investing in penny stocks and to have the investor sign a receipt of the disclosure statement before any transactions may occur in the investor’s account.  Also, broker-dealers must approve the account of an investor purchasing penny stocks. After we make any acquisition, most likely our shares of common stock will still be classified as a “penny stock.”

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

Item 2.  Property.

   None.

Item 3. Legal Proceedings.

   None.

Item 4. (Removed and Reserved).

  None.

Part II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities.

  There is a limited public trading market for our common equity.  We have received a symbol for trading of "NORH.OB."  We have approximately 440 shareholders.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in the Form 10-K.

  We are a development stage company as we have limited assets, operations and income.  It is believed that for the next twelve months only limited capital will be required to maintain our operations and any such funds needed will be loaned by our officers and directors.  These expenses will pertain to maintaining us as an entity and filing appropriate reports with the Securities and Exchange Commission.  It is anticipated that any loans will not exceed $35,000 and will be on terms no less favorable than we could obtain in an arm’s length transaction.  If we are unable to accomplish an acquisition or merger with an operating business or we are unable to obtain significant financing, our ability to continue as a going concern is doubtful.

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

Results of Operations

   As of December 31, 2009, we had no current assets and current liabilities of $30,641.   For the year ended December 31, 2009, we had no revenues and we had operating expenses of $8,983 and a net loss of $(8,983).  For the calendar year ended December 31, 2008, we had no revenues and we had operating expenses of $18,048 and a net loss of $(18,048).  The decrease in expenses incurred in 2009 was primarily the result of unusually high consulting and legal expenses incurred in 2008.

Off-Balance Sheet Arrangements

   We have no such arrangements to discuss.

Recent Accounting Pronouncements

  See Footnote 1 to our Financial Statements for the periods ended December 31, 2009 and 2008.  The adoption of these accounting rules and policies did not have any impact on the Company’s financial position, results of operations or cash flows.

Inflation

  In the opinion of management, inflation has not had a material effect on our operations.

Off-Balance Sheet Arrangements

   A smaller reporting company is not required to respond to this item.

Item 8. Financial Statements and Supplementary Data

  Financial statements for the years ended December 31, 2009, and 2008.

/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
North Horizon, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of North Horizon, Inc. [a development stage company] as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from the re-entering the development stage on January 1, 2002 through December 31, 2009. North Horizon, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Horizon, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from the re-entering of development stage on January 1, 2002 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming North Horizon, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, North Horizon, Inc. has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S PRITCHETT, SILER & HARDY, P.C.
PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
May 4, 2010

NORTH HORIZON, INC
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,
	2009	2008
		(Restated)
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$210	$-
Related party payable	30,431	22,358

Total Current Liabilities	30,641	22,358

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 80,000,000 shares authorized, at $0.001 par value, 13,251,250 shares issued and outstanding	13,251	13,251
Additional paid-in capital	3,212,414	3,211,714
Accumulated deficit	(3,256,306)	(3,247,323)

Total Stockholders' Equity (Deficit)	(30,641)	(22,358)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC
(A Development Stage Company)
Statements of Operations

			From Re-entry
			Into the
			Development
			Stage on
			January 1,
	For the Years Ended		2002 through
	December 31,		December 31,
	2009	2008	2009
		(Restated)

REVENUES	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

EXPENSES

General and Administrative	8,983	18,048	35,330

Total Expenses	8,983	18,048	35,330

LOSS FROM OPERATIONS	(8,983)	(18,048)	(35,330)

DISCONTINUED OPERATIONS	-	-	(3,220,976)

NET LOSS	$(8,983)	$(18,048)	$(3,256,306)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OFSHARES OUTSTANDING	13,251,250	13,251,250

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 1, 2002	9,025,062	$9,025	$3,210,975	$(3,220,000)	$-

Common stock issued for services at $0.001 per share	976,188	976	-	-	976

Net loss for the period from January 1, 2002 through December 31, 2003	-	-	-	(976)	(976)

Balance, December 31, 2003	10,001,250	10,001	3,210,975	(3,220,976)	-

Net loss for the year ended December 31, 2004	-	-	-	-	-

Balance, December 31, 2004	10,001,250	10,001	3,210,975	(3,220,976)	-

Net loss for the year ended December 31, 2005	-	-	-	(250)	(250)

Balance, December 31, 2005	10,001,250	10,001	3,210,975	(3,221,226)	(250)

Net loss for the year ended December 31, 2006	-	-	-	-	-

Balance, December 31, 2006	10,001,250	10,001	3,210,975	(3,221,226)	(250)

Common stock issued for debt at $0.001 per share	3,250,000	3,250	139	-	3,389

Net loss for the year ended December 31, 2007	-	-	-	(8,049)	(8,049)

Balance, December 31, 2007	13,251,250	13,251	3,211,114	(3,229,275)	(4,910)

Services contributed by shareholder	-	-	600	-	600

Net loss for the year endedDecember 31, 2008 (restated)	-	-	-	(18,048)	(18,048)

Balance, December 31, 2008 (restated)	13,251,250	13,251	3,211,714	(3,247,323)	(22,358)

Services contributed by shareholder	-	-	700	-	700

Net loss for the year ended December 31, 2009	-	-	-	(8,983)	(8,983)

Balance, December 31, 2009	13,251,250	13,251	3,212,414	(3,256,306)	(30,641)

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC
(A Development Stage Company)
Statements of Cash Flows

			From Re-entry
			Into the
			Development
			Stage on
			January 1,
	For the Years Ended		2002 through
	December 31,		December 31,
	2009	2008	2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(8,983)	$(18,048)	$(3,256,306)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	976
Services contributed by shareholders	700	600	1,300
Changes in operating assets and liabilities
Increase/(decrease) in accounts payable	210	(1,500)	210

Net Cash Used by Operating Activities	(8,073)	(18,948)	(3,253,820)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in related-party payable	8,073	18,948	33,820
Sale of common stock for cash	-	-	3,220,000

Net Cash Provided by Financing Activities	8,073	18,948	3,253,820

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for debt	$-	$-	$3,389

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 1 – NATURE OF THE ORGANIZATION

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

c.    Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

d.    Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Loss (numerator)	$(8,983)	$(18,048)
Shares (denominator)	13,251,250	13,251,250
Per share amount	$(0.00)	$(0.00)

e.    Income Taxes

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

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Deferred tax assets:
NOL Carryover	$13,268	$10,037
Valuation allowance	(13,268)	(10,037)
Net deferred tax assets	$-	$-

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 1 – NATURE OF ORGANIZATION

e.    Income Taxes

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period ended December 31, 2009.

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Book income	$(3,503)	$(7,039)
Services contributed by shareholders	273	234
Valuation allowance	3,230	6,805
	$-	$-

At December 31, 2009, the Company had net operating loss carry forwards of approximately $34,020 that may be offset against future taxable income through 2029.  No tax benefit has been reported in the December 31, 2009, financial statements because the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating carryforwards for Federal Income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

f.    Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2009 and 2008.

g.    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

h.    Fair Value of Liabilities

As at December 31, 2009, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no income and generated losses from operations, and has current liabilities in excess of current assets.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues.  Management’s plans include completing the acquisition of or merger with an existing operating company.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008
NOTE 2 - GOING CONCERN (Continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - STOCK OFFERING

During 2007, the Company issued 3,250,000 shares its common stock in satisfaction of $3,389 of its debts at $0.001 per share.  Prior to discontinuing its operations the Company issued 9,025,062 shares of common stock for $3,220,000.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

During the year ended December 31, 2009, the Company adopted the following accounting pronouncements:

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

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 5 - RELATED PARTY PAYABLE
Since the inception of the development stage, the Company has received cash advances from an officer and director to cover the operating expenses of the Company. As of December 31, 2009 and 2008, these advances totaled $ 30,431 and $22,358, respectively.  By mutual agreement these advances do not accrue interest.  The advances are unsecured and due upon demand.

The Company’s officer contributes his services without compensation. The Company has recorded an expense of $700 and $600 for these services contributed to the Company during the years ended December 31, 2009 and 2008, respectively.

NOTE 6 – RESTATEMENT

The Company has restated its financial statements for the year ended December 31, 2008 due to a few minor changes including the recording of services contributed by an officer of the Company.  The Company has also corrected various typographical errors and made minor wording changes in the disclosures.  The effects of the restatements are detailed the tables below:

	December 31, 2008
	As Previously Reported	As Restated	Change
Total Assets	$-	$-	$-
Total Equity	(22,793)	(22,358)	435
Net Loss	(17,883)	(18,048)	(165)
Net Loss per Common Share (Basic)	$(0.00)	$(0.00)	$(0.00)

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no items to disclose.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 17, 2009, we dismissed Moore & Associates Chartered as our independent registered public accountants.  None of the reports of Moore & Associates on our financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.  During the two most recent fiscal years, there were no disagreements with Moore and Associates, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

On August 27, 2009, the PCAOB issued PCAOB Release No. 105-2009-006 revoking the registration of Moore & Associates, Chartered and barring Michael J. Moore, CPA, from being an associated person of a registered public accounting firm.  The PCAOB imposed these sanctions on the basis of its findings concerning the alleged violations of Moore & Associates and Michael J. Moore of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements of three issuer clients from 2006 to 2008, PCAOB rules and quality controls standards, and noncooperation with a Board investigation.  A copy of the PCAOB Release can be accessed at the PCAOB website at http://www.pcaobus.org.

On August 14, 2009, we engaged the accounting firm of Seale and Beers, CPAs as our new independent registered public accounting firm. Our board of directors approved the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs.  During the two most recent fiscal years and the interim periods preceding the engagement, we did not consult Seale and Beers regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

On October 21, 2009, we dismissed Seale and Beers, CPAs as our independent certifying accountants pursuant to the unanimous consent of our board of directors.  We initially retained Seale and Beers on August 14, 2009, but the firm did not perform any auditing or accounting services nor has it issued any audit or other reports on our financial statements.  Accordingly, since we retained Seale and Beers, we had no disagreements with the firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale and Beers’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

       On October 23, 2009, we engaged Pritchett, Siler & Hardy, P.C. as our new independent certifying accountants.  Our board of directors unanimously approved the engagement of Pritchett, Siler & Hardy.  During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted Pritchett, Siler & Hardy regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction and dispositions of the assets of the company;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Part III.

Item 10. Directors, Executive Officers,  and Corporate Governance

  The executive officers and directors of the Company are as follows:

Name	Age	Office
Wallace Boyack 2290 East 4500 South, Suite 130 Salt Lake City, Utah 84117	68	Director, President, and Chief Financial Officer

Thomas Harkness 2290 East 4500 South, Suite 130 Salt Lake City, Utah 84117	65	Director and Secretary

Jacki Frame 2290 East 4500 South, Suite 130 Salt Lake City, Utah 84117	46	Director

  The following are biographical summaries of the experience of the officers and directors of the Company and control persons.

  Wallace T. Boyack, age 68, graduated from the University of Utah College of Business receiving in 1966, a Bachelor's Degree in Accounting and a Master of Business Administration, and was graduated from Georgetown University Law Center in 1971, holding a Juris Doctorate.  Since 1981, Mr. Boyack has been an attorney in private practice.  Mr. Boyack is an officer and a director of Chill Tech Industries, Inc., a company with public shareholders.

  Thomas L. Harkness, age 65, was graduated from the University of Utah receiving a bachelor’s degree in accounting in 1968.  Mr Harkness is licensed as a certified public accountant.  Since 1981 Mr. Harkness has been engaged in private practice as an accountant.

   Jacki Frame, age 46, graduated from the University of Phoenix in 1998 receiving a bachelor’s degree in business management. For the past five years, Ms. Frame has had employment as a product specialist and an account executive with companies providing software and hardware.  From time to time Ms. Frame also provided training and assistance to data processing personnel.  Presently Ms. Frame is an airline hostess.

  All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.  There are no agreements with respect to the election of directors.  We have no standing committees.

  None of our officers or directors has during the past ten years has been involved in any events, such as petitions in bankruptcy, receiver ship or insolvency, criminal convictions, or proceedings relating to securities violations.

Officer Remuneration

  As of December 31, 2009 and 2008, we had no employment contracts with any officers or directors.  No one was paid a salary and received compensation in any form of $60,000 or more in any year since at least 2000.

Officer and Director Compensation

  Our directors are not compensated for attending meetings of the Board of Directors. In the future the directors may be compensated for their services.  No decision has been made as to the manner or type of future compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

  All reports required to be filed under Section 16(a) were filed.

Item 11. Executive Compensation

  During the years ended December 31, 2009 and 2008, we paid no compensation either as salary or benefits to any officer or director. No cash compensation, deferred compensation or long-term incentive awards were issued or granted to the management during the years ended December 31, 2009 and 2008.

  There are no arrangements for compensation for services provided by the directors during the past calendar year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners.

  The following table sets forth information, to the best of our knowledge, as of December 31, 2009, with respect to each person known to own beneficially more than 5% of the issued and outstanding common stock, each director and all directors and officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owership	Percent of Class (1)

Wallace Boyack	8,405,788	63%

Willard Kjates	2,339,600	18%

Officers and Directors as a Group	8,405,788	63%

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

  (1) Based on 13,251,250 shares of common stock outstanding as of December 31, 2009.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

  During years ended December 31, 2009 and 2008, the president advanced funds for the payment of corporate expenses in the amounts of $8,073 and $18,948, respectively.   There were no material transactions to which the Company and a related party were participants in the past reporting period.  This includes any member of the immediate family of a related party.

Item 14:  Principal Accountant Fees and Services

   The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2009, and 2008.

Fee Category	2009	2008
Audit fees	$5,500	$6,500
Audit related	-0-	-0-
Tax fees	-0-	-0-
Other fees	-0-	-0-

Total fees	$5,500	$6,500

Item. 15 EXHIBITS and Financial Statement Schedules

(a(1)(2)  Financial statements.  See the audited financial statements for the year ended December 31, 2008, presented in Item 8.

(a)(3)  Exhibits.  The following exhibits are filed as part of this Annual Report:

No.	Description
3(i)	Articles of Incorporation	Previously filed
(ii)	Bylaws	Previously filed
(iii)	Ethics Policy	Previously filed
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification
32.2	Certification

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

North Horizon, Inc., Registrant

Date: May 4, 2010	By:	/s/ Wallace Boyack
Wallace Boyack
President, Chief Executive Officer and Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of he Registrant and in the capacities and on the dates indicated.

Date: May 4, 2010	By:	/s/ Wallace Boyack
Wallace Boyack
President, Chief Executive Officer and Chief Financial Officer and Director

Date: May 4, 2010	By:	/s/ Thomas L. Harkness
Thomas L. Harkness
Secretary and Director