Form 10-Q
period 2010-03-31
North Horizon, Inc.
filed 2010-05-12
CIK 1411879

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒    Quarterly Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934 For Quarterly Period Ended March 31, 2010.

☐    Transition Report Under Section 13 or 15(d) of the Exchange Act.
        For the transition period from ____________________ to ____________________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                             Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☐      No ☐

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

As of March 31, 2010, Registrant had 13,251,250 shares of common stock, par value of $.001 per share, issued and outstanding.

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

In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2010, and the results of our operations for the three month periods ended March 31, 2010 and 2009, have been made.  The results of our operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

NORTH HORIZON, INC
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$275	$210
Related-party payable	31,346	30,431

Total Current Liabilities	31,621	30,641

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 80,000,000 shares authorized, at $0.001 par value, 13,251,250 shares issued and outstanding	13,251	13,251
Additional paid-in capital	3,212,814	3,212,414
Accumulated deficit	(3,257,686)	(3,256,306)

Total Stockholders' Equity (Deficit)	(31,621)	(30,641)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From re-entering
			the development
			stage on
			January 1,
	For the Three Months Ended		2002 through
	March 31,		March 31,
	2010	2009	2010
		(Restated)

REVENUES	$-	$-	$-

EXPENSES

General and administrative	1,380	4,883	36,710

Total Expenses	1,380	4,883	36,710

LOSS FROM OPERATIONS	(1,380)	(4,883)	(36,710)

DISCONTINUED OPERATIONS	-	-	(3,220,976)

LOSS BEFORE INCOME TAXES	(1,380)	(4,883)	(3,257,686)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(1,380)	$(4,883)	$(3,257,686)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,251,250	13,251,250

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From re-entering
			the development
			stage on
			January 1,
	For the Three Months Ended		2002 through
	March 31,		March 31,
	2010	2009	2010
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,380)	$(4,883)	$(3,257,686)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	976
Services contributed by shareholders	400	300	1,700
Changes in operating assets and liabilities
Increase in accounts payable	65	-	275

Net Cash Used in Operating Activities	(915)	(4,583)	(3,254,735)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock	-	-	3,220,000
Increase in related party payables	915	4,583	34,735

Net Cash Provided by Financing Activities	915	4,583	3,254,735

NET CHANGE IN CASH	$-	$-	$-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITY

Common stock issued for debt	$-	$-	$3,389

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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
March 31, 2010 and December 31, 2009

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

NOTE 4 – RESTATEMENT

The Company has restated its financial statements for the period ended March 31, 2009 due to a few minor changes including the recording of services contributed by an officer of the Company.  The Company has also corrected various typographical errors and made minor wording changes in the disclosures.  The effects of the restatements are detailed the tables below:

	March 31, 2009
	As Previously Reported	As Restated	Change
Total Assets	$-	$-	$-
Total Equity	(27,376)	(26,941)	435
Net Loss	(4,583)	(4,883)	(300)
Net Loss per Common Share (Basic)	$(0.00)	$(0.00)	$(0.00)

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

Plan of Operations.

We have not engaged in any material operations during the period ended March 31, 2010.  Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence.  We intend to continue to seek the acquisition of assets, property, or business that may be beneficial to us and our shareholders. We are considered to be a development stage company and we have no assets.

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

Results of Operations.

For the three month period ended March 31, 2010, we had limited operations.  During the quarter ended March 31, 2010, we had no revenues and incurred expenses of $1,380 with a net loss of $(1,380) compared to no revenues and expenses of $4,883 and a net loss of $(4,883) for the same period a year earlier.

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

At the end of the period covered by this quarterly report, we conducted an evaluation under the supervision and direct participation of our management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  In evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, has concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended March 31, 2010.  Management concluded that there has been no change in our internal control over financial reporting during the period ended March 31, 2010, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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

North Horizon, Inc.

Date: May 12, 2010	By:	/s/ Wallace Boyack
Wallace Boyack
President and Chief Executive Officer

By:	/s/ Wallace Boyack
Wallace Boyack
Chief Financial Officer