Form 10-Q
period 2010-06-30
North Horizon, Inc.
filed 2010-08-10
CIK 1411879

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934 For Quarterly Period Ended June 30, 2010.

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

As of June 30, 2010, Registrant had 13,251,250 shares of common stock, par value of $.001 per share, issued and outstanding.

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

In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2010, and the results of our operations from January 1, 2010, through June 30, 2010.  The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

NORTH HORIZON, INC
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2010	2009
	(unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$210
Related-party payable	43,391	30,431

Total Current Liabilities	43,391	30,641

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 80,000,000 shares authorized,
at $0.001 par value, 13,251,250
shares issued and outstanding	13,251	13,251
Additional paid-in capital	3,213,114	3,212,414
Deficit accumulated during the development stage	(3,269,756)	(3,256,306)

Total Stockholders' Equity (Deficit)	(43,391)	(30,641)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC
(A Development Stage Company)
Statements of Operations
(unaudited)

					From Re-Entering the
					Development Stage
					on January 1,
	For the Three Months Ended		For the Six Months Ended		2002 through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
		(Restated)		(Restated)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and
administrative	12,070	1,865	13,450	6,748	48,780

Total Operating Expenses	12,070	1,865	13,450	6,748	48,780

LOSS FROM OPERATIONS	(12,070)	(1,865)	(13,450)	(6,748)	(48,780)

DISCONTINUED OPERATIONS	-	-	-	-	(3,220,976)

LOSS BEFORE INCOME TAXES	(12,070)	(1,865)	(13,450)	(6,748)	(3,269,756)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(12,070)	$(1,865)	$(13,450)	$(6,748)	$(3,269,756)

BASIC LOSS AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	13,251,250	13,251,250	13,251,250	13,251,250

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			From Re-Entering the
			Development Stage
			on January 1,
	For the Six Months Ended		2002 through
	June 30,		June 30,
	2010	2009	2010
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(13,450)	$(6,748)	$(3,269,756)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	976
Services contributed by shareholders	700	400	2,000
Changes in operating assets and liabilities
Change in accounts payable	(210)	-	-

Net Cash Used in
Operating Activities	(12,960)	(6,348)	(3,266,780)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in related party payable	12,960	6,348	46,780
Sale of common stock	-	-	3,220,000

Net Cash Provided by
Financing Activities	12,960	6,348	3,266,780

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITY

Common stock issued for debt	$-	$-	$3,389

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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
June 30, 2010 and December 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. As of June 30, 2010 and 2009, the balance of this payable totaled $43,391.  The amount is non-interest bearing, unsecured and is payable on demand. During the six months ended June 30, 2010, the Company’s president performed legal services valued at $700 and $400 which have been recorded as a contribution to capital.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.                                                                 .

NOTE 6 – RESTATEMENT

The Company has restated its financial statements for the period June 30, 2009 due to a few minor changes including the recording of services contributed by an officer of the Company.  The Company has also corrected various typographical errors and made minor wording changes in the disclosures.  The effects of the restatements are detailed in the table below:

	June 30, 2009
	As Previously Reported	As Restated	Change

Total Assets	$-	$-	$-
Total Equity	(29,141)	(28,706)	435
Net Loss	(6,348)	(6,748)	(400)
Net Loss per Common Share (Basic)	$(0.00)	$(0.00)	$(0.00)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read with the financial statements and notes appearing in this Form 10-Q

Plan of Operations.
We have not engaged in any material operations during the period ended June 30, 2010.  Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence.  We intend to continue to seek the acquisition of assets, property, or business that may be beneficial to us and our shareholders. We are considered to be a development stage company and we have no assets.

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

Results of Operations.
For the quarter ended June 30, 2010, we had limited operations.  During the quarter ended June 30, 2010, we had no revenues and incurred expenses of $12,070 with a net loss of $(12,070) compared to no revenues and expenses of $1,865 and a net loss of $(1,865) for the same period a year earlier.  Expenses increased because of auditing expenses caused by the re-audit of our financial statements for the period ended December 31, 2008, and the change in auditing firms.

For the six month period ended June 30, 2010, we had no revenues and incurred expenses of $13,450 and a net loss of $(13,450) compared to no revenues and expenses of $6,748 and a net loss of $(6,748) for the same period a year earlier.

Off-balance sheet arrangements.
We have no off-balance sheet arrangements.

Forward looking statements.
This Report makes certain forward-looking statements.  Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 refer to the term “forward looking statements.”  Such statements may refer to such matters as anticipated financial performance, future revenues or earning, business prospects, projected ventures, new products and services, anticipated market performance, and similar matters.

Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. These terms may relate to events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We advise readers that actual results may differ substantially from such forward-looking statements.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including but not limited to, the following: our ability to find a suitable business venture that will benefit us, our ability to investigate a potential business venture, and our ability to determine all information about a business venture.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
This item is not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this quarterly report, we conducted an evaluation under the supervision and direct participation of our management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  In evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, has concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.
We had no significant changes in our internal controls during the period ended June 30, 2010.  Management concluded there has been no change in our internal control over financial reporting during the period ended June 30, 2010, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Changes in Internal Controls.
Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of calendar 2010.  Based on its evaluation, management including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.	None.
Item 1A.	Risk Factors.	This item is not applicable to smaller reporting companies.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	None.
Item 3.	Defaults upon Senior Securities.	None, not applicable.
Item 4.	(Removed and reserved.)	This items is not applicable.
Item 5.	Other Information.	This item is not applicable.
Item 6.	Exhibits.	This item is not applicable.

EXHIBITS

No.	Description
3(i)	Articles of Incorporation - previously filed.
(ii)	Bylaws - previously filed.
(iii)	Ethics Policy - previously filed.
31.1	Certification pursuant to Section 302.
31.2	Certification pursuant to Section 302.
32.1	Certification.
32.2	Certification.

Signatures

  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date August 9, 2010	North Horizon, Inc.

	By:	/s/ Wallace Boyack
Wallace Boyack
President and Chief Executive Officer

	By:	/s/ Wallace Boyack
Wallace Boyack
Chief Financial Officer