Form 10-Q
period 2010-09-30
North Horizon, Inc.
filed 2010-11-03
CIK 1411879

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934 For Quarterly Period Ended September 30, 2010.

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

As of September 30, 2010, Registrant had 13,251,250 shares of common stock, par value of $.001 per share, issued and outstanding.

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

    In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2010, and the results of our operations from January 1, 2010, through September 30, 2010.  The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

NORTH HORIZON, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2010	2009
	(unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$210
Related-party payable	45,916	30,431

Total Current Liabilities	45,916	30,641

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; 80,000,000 shares authorized,at $0.001 par value, 13,251,250 shares issued and outstanding	13,251	13,251
Additional paid-in capital	3,213,514	3,212,414
Deficit accumulated during the development stage	(3,272,681)	(3,256,306)

Total Stockholders' Equity (Deficit)	(45,916)	(30,641)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

					From Re-entering
					the Development
					Stage on January 1,
	For the Three Months Ended		For the Nine Months Ended		2002 through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	2,925	1,475	16,375	8,223	51,705

Total Operating Expenses	2,925	1,475	16,375	8,223	51,705

LOSS FROM OPERATIONS	(2,925)	(1,475)	(16,375)	(8,223)	(51,705)

DISCONTINUED OPERATIONS	-	-	-	-	(3,220,976)

LOSS BEFORE INCOME TAXES	(2,925)	(1,475)	(16,375)	(8,223)	(3,272,681)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(2,925)	$(1,475)	$(16,375)	$(8,223)	$(3,272,681)

BASIC LOSS AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,251,250	13,251,250	13,251,250	13,251,250

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Re-entering
			the Development
			Stage on January 1,
	For the Nine Months Ended		2002 through
	September 30,		September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(16,375)	$(8,223)	$(3,272,681)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-		976
Services contributed by shareholders	1,100	500	2,400
Changes in operating assets and liabilities
Change in accounts payable	(210)	-	-

Net Cash Used in Operating Activities	(15,485)	(7,723)	(3,269,305)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in related party payable	15,485	7,723	49,305
Sale of common stock	-	-	3,220,000

Net Cash Provided by Financing Activities	15,485	7,723	3,269,305

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITY

Common stock issued for debt	$-	$-	$3,389

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and December 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. At September 30, 2010, this payable totaled $45,916.  The amount is non- interest bearing, unsecured and is payable on demand. During the nine months ended September 30, 2010, the Company’s president performed legal services valued at $1,100 and which have been recorded as a contribution to capital.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read with the financial statements and notes appearing in this Form 10-Q

Plan of Operations.

    We have not engaged in any material operations during the period ended September 30, 2010.  Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence.  We intend to continue to seek the acquisition of assets, property, or business that may be beneficial to us and our shareholders. We are considered to be a development stage company and we have no assets.

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

Results of Operations.

    For the quarter ended September 30, 2010, we had limited operations.  During the quarter ended September 30, 2010, we had no revenues and incurred expenses of $2,925 with a net loss of $(2,925) compared to no revenues and expenses of $1,475 and a net loss of $(1,475) for the same period a year earlier.  Expenses increased because of auditing expenses caused by the re-audit of our financial statements for the period ended December 31, 2008, and the change in auditing firms.

    For the nine month period ended September 30, 2010, we had no revenues and incurred expenses of $16,375 and a net loss of $(16,375) compared to no revenues and expenses of $8,223 and a net loss of $(8,223) for the same period a year earlier.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

    As of the end of the period covered by this quarterly report, we conducted an evaluation under the supervision and direct participation of our management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  In evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, has concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

    We had no significant changes in our internal controls during the period ended September 30, 2010.  Management concluded there has been no change in our internal control over financial reporting during the period ended September 30, 2010, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Changes in Internal Controls.

    Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of calendar 2010.  Based on its evaluation, management including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.

Item 1. Legal Proceedings.

    None.

Item 1A. Risk Factors.

    This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    None.

Item 3. Defaults upon Senior Securities.

    None, not applicable.

Item 4. (Removed and reserved.)

    This item is not applicable.

Item 5. Other Information.

    This items is not applicable.

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

North Horizon, Inc.

Date: November 2, 2010	By:	/s/ Wallace Boyack
Wallace Boyack
President and Chief Executive Officer

	By:	/s/ Wallace Boyack
Wallace Boyack
Chief Financial Officer