Form 10-K
period 2010-12-31
North Horizon, Inc.
filed 2011-03-25
CIK 1411879

SEC File No.  000-52991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010.

	0001411879
	Commission file number

	NORTH HORIZON, INC.
	(Name of Registrant in its charter)

	NEVADA
	State or other jurisdiction of Incorporation or organization.

	87-0324697
	I.R.S. Employer Identification No.

2290 East 4500 South, Suite 130 Salt Lake City, Utah		84117
(Address of principal executive offices)		(Zip code)
	(801) 278-9925
	Issuer’s telephone number

Securities registered under Section 12(b) of the Act: None.

Name of Each exchange on which registered: None.

Securities registered under Section 12 (g) of the Act:

Common Stock  (Title of class).

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act	Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	☒

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
(1)  & (2)    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, ever Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 229.405) of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No  ☐

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant's most recently completed second fiscal quarter.   $38,000.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.     N/A     Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of December 31, 2010, the Registrant had issued and outstanding 13,251,250 shares of common stock.

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

    We voluntarily filed a registration statement on Form 10-SB to make information more readily available to the public and to become eligible for listing on the OTCEBB sponsored by the National Association of Securities Dealers, Inc.  Management believes that being a reporting company under the Securities Exchange Act of 1934 (“Exchange Act”) will enhance our efforts to acquire or merge with an operating business.  Our trading symbol is "NORH."

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

    Management intends to investigate, research, and, if it is deemed to be advisable, acquire or merge with one or more businesses or business opportunities.  Presently we have no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature or type of any possible future acquisition or merger.  Management has broad discretion in its search for and negotiation with any potential business or business opportunity.

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

Process of Evaluation

    Once a possible merger or acquisition has been identified, management will seek to determine if a merger or acquisition should be made or if additional investigation is needed.  This determination will be based on management’s knowledge and experience, in evaluating the preliminary information available to them.  Management may also have others assist in the analysis of the business opportunities.  Because of our lack of resources it is unlikely we will have funds for a complete and exhaustive investigation and evaluation.  It is very unlikely we will receive a fairness opinion regarding any business opportunities.

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

Regulatory Requirements

    Form 8-K requires that transactions with shell companies requires the filing of information about an acquired company that would have been required to have been filed if such company had filed a Form 10 Registration Statement with the SEC including audited and interim financial statements and proforma financial statements, within four business days of the closing of any such transaction.  (See Item 5.01(a)(8) of Form 8-K.)  Amendments to Rule 144 effective on February 15, 2008, limit the resale of most securities of a shell company until one year after the filing of the required information about the acquired company.  These requirements may be perceived as limiting or eliminating the advantages of using "reverse" reorganizations or mergers of going public.  In these transactions the management and shareholders of the acquired company become the controlling shareholders of the public company.  Pursuant to applicable regulations a shell company may not use Form S-8 until 60 days after the company is no longer considered to be a shell company.  This requirement may make it difficult to acquire a company which has adopted a stock option plan. This may require the filing of a registration statement for the issuance of employees participating in the stock option plan thereby incurring expenses and time delays that normally would be avoided by reverse reorganizations or mergers.

    Amendments to Rule 144 effective on February 15, 2008, limited the tradeability of securities issued and outstanding of a shell company, including shares issued in any transaction involving an acquisition of another business entity or prospect.  The amendments will restrict and hamper our ability and opportunity to acquire any business or prospect desiring to use us as a means to go public.

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

    Previously our shares did not trade in the public market. Presently our trading activity is limited.   Our shares have a trading symbol or "NORH".  This symbol provides access to quotations on the electronic bulletin board of the NASD or on the “pink sheets” provided by the National Quotations Bureau.  Section 15g-2 of the regulations under the Exchange Act requires broker-dealers transacting trades in penny stocks to provide potential investors with a disclosure statement detailing the risks of investing in penny stocks and to have the investor sign a receipt of the disclosure statement before any transactions may occur in the investor’s account.  Also, broker-dealers must approve the account of an investor purchasing penny stocks. After we make any acquisition, most likely our shares of common stock will still be classified as a “penny stock.”

Government Regulation.

    Our business activities are subject to general governmental regulations.  In addition, we are obligated to file periodic reports as required by the Exchange Act.  We are deemed to be a “smaller reporting company” as defined in Regulation S-K.  The SEC adopted rules which phase out filings under Regulation SB and smaller reporting companies will file reports under the provisions of Regulation S-K.  A “Smaller Reporting Company” is defined as a company which has a public float held by non-affiliated of $75 million or less.  Companies without a calculable equity float will qualify if their revenues were below $50 million in the previous year.

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

    We are subject to the rules regarding proxy solicitations including the provisions of Regulation 14A.    We may be required to provide to shareholders an information statement complying with the provisions of Schedules 14A or 4C.

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

Item 4. (Removed and Reserved)

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities.

    There is a public trading market for our common equity.  Out trading symbol is  "NORH."   Our public market is limited and not active.  We have approximately 440 shareholders of record.

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

    Generally a penny stock is defined as any equity security that has a market price of less than $5.00 per share, subject to certain limited exceptions.  Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting certain criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or exempted from the definition by the Commission.  Once shares are deemed to be a penny stock, trading in the shares then becomes subject to additional rules relating to sales practices for broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  An accredited investor has assets excluding equity in a personal residence, in excess of $1,000,000 or annual income exceeding $200,000, or with spouse annual income of $300,000.

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

Item 7. Management’s Discussion and Analysis of Plan of Operation

    The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in the Form 10-K.

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

Plan of Operations

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

Liquidity and Capital Resources

    It is anticipated that future costs for the next twelve months will be to maintain the Company in good standing and any fees or costs to investigate and analyze any potential business venture.  Such fees and costs will be paid or advanced by management or principal stockholders.

Results of Operations

    As of December 31, 2010, we had no current assets and current liabilities of $48,066.  For the year ended December 31, 2010, we had no revenues and we had expenses of $18,675  and a net loss of ($18,675).  For the year ended December 31, 2009, we had no revenues and we had expenses of $8,983 and a net loss of $(8,983).  The increase in expenses was caused by our filing of periodic reports with the SEC and associated expenses and increased audit fees.

Off-Balance Sheet Arrangements

    We have no such arrangements to discuss.

Recent Accounting Pronouncements

    See Footnote 1 to our Financial Statements for the periods ended December 31, 2010 and 2009.  The adoption of these accounting rules and policies did not have any impact on the Company’s financial position, results of operations or cash flows.

Inflation

    In the opinion of management, inflation has not had a material effect on our operations.

Item 8. Financial Statements and Supplementary Data

/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
North Horizon, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of North Horizon, Inc. [a development stage company] as of December 31, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from the re-entering the development stage on January 1, 2002 through December 31, 2010. North Horizon, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Horizon, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from the re-entering of development stage on January 1, 2002 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming North Horizon, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, North Horizon, Inc. has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 24, 2011

NORTH HORIZON, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2010	2009
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$210
Related-party payable	48,066	30,431

Total Current Liabilities	48,066	30,641

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 80,000,000 shares authorized, at $0.001 par value, 13,251,250 shares issued and outstanding	13,251	13,251
Additional paid-in capital	3,213,664	3,212,414
Deficit accumulated during the development stage	(3,274,981)	(3,256,306)

Total Stockholders' Equity (Deficit)	(48,066)	(30,641)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Operations

			From Re-Entry Into
			the Development
			Stage on January 1,
	For the Year Ended		2002 through
	December 31,		December 31,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	18,675	8,983	54,005

Total Operating Expenses	18,675	8,983	54,005

LOSS FROM OPERATIONS	(18,675)	(8,983)	(54,005)

DISCONTINUED OPERATIONS	-	-	(3,220,976)

LOSS BEFORE INCOME TAXES	(18,675)	(8,983)	(3,274,981)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(18,675)	$(8,983)	$(3,274,981)

BASIC LOSS AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,251,250	13,251,250

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
				During the	Stockholders'
	Common Stock		Additional Paid-	Development	Equity
	Shares	Amount	in Capital	Stage	(Deficit)

Balance, January 1, 2002	9,025,062	$9,025	$3,210,975	$(3,220,000)	$-

Common stock issued for services at $0.001 per share	976,188	976	-	-	976

Net loss from inception through December 31, 2003	-	-	-	(976)	(976)

Balance, December 31, 2003	10,001,250	10,001	3,210,975	(3,220,976)	-

Net loss for the year ended December 31, 2004	-	-	-	-	-

Balance December 31, 2004	10,001,250	10,001	3,210,975	(3,220,976)	-

Net loss for the year ended December 31, 2005	-	-	-	(250)	(250)

Balance December 31, 2005	10,001,250	10,001	3,210,975	(3,221,226)	(250)

Net loss for the year ended December 31, 2006	-	-	-	-	-

Balance December 31, 2006	10,001,250	10,001	3,210,975	(3,221,226)	(250)

Common stock issued for debt at $0.001 per share	3,250,000	3,250	139	-	3,389

Net loss for the year ended December 31, 2007	-	-	-	(8,049)	(8,049)

Balance, December 31, 2007	13,251,250	13,251	3,211,114	(3,229,275)	(4,910)

Services contributed by shareholder	-	-	600	-	600

Net loss for the year ended December 31, 2008	-	-	-	(18,048)	(18,048)

Balance, December 31, 2008	13,251,250	13,251	3,211,714	(3,247,323)	(22,358)

Services contributed by shareholder	-	-	700	-	700

Net loss for the year ended December 31, 2009	-	-	-	(8,983)	(8,983)

Balance, December 31, 2009	13,251,250	13,251	3,212,414	(3,256,306)	(30,641)

Services contributed by shareholder	-	-	1,250	-	1,250

Net loss for the year ended December 31, 2010	-	-	-	(18,675)	(18,675)

Balance, December 31, 2010	13,251,250	$13,251	$3,213,664	$(3,274,981)	$(48,066)

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Re-entry Into
			the Development
			Stage on January 1,
	For the Year Ended		2002 through
	December 31,		December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(18,675)	$(8,983)	$(3,274,981)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-		976
Services contributed by shareholders	1,250	700	2,550
Changes in operating assets and liabilities
Change in accounts payable	(210)	210	-

Net Cash Used in Operating Activities	(17,635)	(8,073)	(3,271,455)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in related party payable	17,635	8,073	51,455
Sale of common stock	-	-	3,220,000

Net Cash Provided by Financing Activities	17,635	8,073	3,271,455

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOR INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for debt	$-	$-	$3,389

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
North Horizon, Inc. (the Company) was organized on January 15, 1959, under the laws of the State of Utah, having the purpose of engaging in the chemical and cosmetic business.   Over the years the Company has engaged in various other businesses activities.  The Company discontinued its operations and was reclassified as a development stage company as of January 1, 2002. In 2007 the Company changed the corporate domicile to the State of Nevada.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic Loss per Common Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010 and 2009.

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Loss (numerator)	$(18,675)	$(8,983)
Shares (denominator)	13,251,250	13,251,250
Per share amount	$(0.00)	$(0.00)

Revenue Recognition
The Company will develop an appropriate revenue recognition policy when planned principle operations commence.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising costs when incurred. The Company did not incur any advertising expense during the years ended December 31, 2010 and 2009.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Deferred tax asset
NOL Carryover	$20,064	$13,268
Valuation allowance	(20,064)	(13,268)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period ended December 31, 2010 and 2009.

	December 31, 2010	December 31, 2009
Book loss	$7,284	$3,503
Services contributed by shareholders	(488)	(273)
Valuation allowance	(6,796)	(3,230)
Net deferred tax asset	$-	$-

At December 31, 2010, the Company had net operating loss carry forwards of approximately $51,446 that may be offset against future taxable income through 2030.  No tax benefit has been reported in the December 31, 2010, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The Company has no tax provisions at December 31, 2010 and 2009, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended December 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2010 and December 31, 2009.  All tax years starting with 2007 are open for examination.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Income Taxes (Continued)
Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur this may limit net operating loss carry forwards in future years.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year end.

Fair Value of Liabilities
As at December 31, 2010, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

Recent Accounting Pronouncements

The FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) No. 2009-2 through ASU No. 2011-01 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

2.	RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. At December 31, 2010, the payable balance totaled $48,066.  The amount is non interest bearing, unsecured and is payable on demand.

The Company's officer contributes his services without compensation.  The Company has recorded an expense of $1,250 and $700 for these services contributed to the Company during the years ended December 31, 2010 and 2009, respectively.

3.         GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, which together raises substantial doubt regarding its ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. Management plans to continue to pay the operating expenses of the Company.  The Company is seeking a merger or acquisition of an existing operating company. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

4.         COMMON STOCK
The Company is authorized to issue 80,000,000 common shares with a par value of $0.001 per share.  At the balance sheet date the Company had 13,251,250 common shares issued and outstanding.

During 2007, the Company issued 3,250,000 shares its common stock in satisfaction of $3,389 of its debts at $0.001 per share.   During 2002, the Company issued 976,188 shares of its common stock for services valued at $0.001 per share. Prior to discontinuing its operations the Company issued 9,025,062 shares of common stock for $3,220,000.

5.          SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

    None.

Item 9A.  Controls and Procedures

    Evaluation of Disclosure Controls and Procedures.  Based on an evaluation under the supervision and with the participation of our management as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, may not be effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  Management is not aware of any failures in the past.  There is no segregation of responsibilities or oversight because only our president handles all expenditures and payments of expenses and other matters that arise.

    Changes in Internal Controls.  We had no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses, other than the lack of segregation of responsibilities.  It is impractical to take corrective actions.   However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations regardless of how remote.

    Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making its assessment of internal control over financial reporting, management considered the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our evaluation, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on these criteria other than the lack of segregation of responsibility as discussed.

    This annual report does not include an attestation report from the Company’s public accounting firm regarding internal control over financial reporting.  Management’s report  was not subject to attestation by the Company’s public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Part III.

Item 10. Directors, Executive Officers, Promoters, and Corporate Governance

    The executive officers and directors of the Company are as follows:

Name, Age and Office

Wallace Boyack, 69, Director, President, and Chief Financial Officer 2290 East 4500 South, Suite 130 Salt Lake City, Utah 84117

Thomas Harkness, 65, Director and Secretary 2290 East 4500 South, Suite 130 Salt Lake City, Utah 84117

Jacki Frame, 49, Director 2290 East 4500 South, Suite 130 Salt Lake City, Utah 84117

    The following are biographical summaries of the experience of the officers and directors of the Company and control persons.

    Wallace T. Boyack, age 69, graduated from the University of Utah College of Business receiving in 1966, a Bachelor's Degree in Accounting and a Master of Business Administration, and was graduated from Georgetown University Law Center in 1971, holding a Juris Doctorate.  Since 1981, Mr. Boyack has been an attorney in private practice.  Mr. Boyack is an officer and a director of Chill Tech Industries, Inc., a company with public shareholders.

    Thomas L. Harkness, age 65, was graduated from the University of Utah receiving a bachelor’s degree in accounting in 1968.  Mr Harkness is licensed as a certified public accountant.  Since 1981 Mr. Harkness has been engaged in private practice as an accountant.

    Jacki Frame, age 49, graduated from the University of Phoenix in 1998 receiving a bachelor’s degree in business management. During the past five years, Ms. Frame was employed as a product specialist and an account executive with companies providing software and hardware.  From time to time Ms. Frame also provided training and assistance to data processing personnel.  Ms. Frame is now a flight attendant with an airline.

    All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.  There are no agreements with respect to the election of directors.  We have no standing committees.

    None of our officers or directors during the past ten years has been involved in any events, such as petitions in bankruptcy, receivership or insolvency, criminal convictions, or proceedings relating to securities violations.

Officer Remuneration

    As of December 31, 2010, we had no employment contracts with any officers or directors.  No one was paid a salary and received compensation in any form of $60,000 or more in any year since at least 2000.

Officer and Director Compensation

    Our directors are not compensated for attending meetings of the Board of Directors. In the future the directors may be compensated for their services.  No decision has been made as to the manner or type of future compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

    All reports required to be filed under Section 16(a) were filed.

Item 11. Executive Compensation

    During the year ended December 31, 2010, we paid no compensation either as salary or benefits to any officer or director. No cash compensation, deferred compensation or long-term incentive awards were issued or granted to the management during the year ended December 31, 2010.

    There are no arrangements for compensation for services provided by the directors during the past calendar year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners.

    The following table sets forth information, to the best of our knowledge, as of December 31, 2010, with respect to each person known to own beneficially more than 5% of the issued and outstanding common stock, each director and all directors and officers as a group.

Name and Address of Beneficial Owner	Amounts and Nature of Beneficial Ownership	Percent of Class (1)

Wallace Boyack 2290 East 4500 South Suite 130 - Second Floor Salt Lake City, Utah 84117	8,405,788	63%

Willard Kjates 3705 Deerfield Road Riverwoods, Illinois	2,339,600	18%

	10,745,388	81%
*Based on information from our shareholder records. We made no independent verification of this information.

Security Ownership of Management

    Other than the shares of common equity owned by Wallace Boyack none of the other directors and officers owns any shares of common equity. Accordingly all executive officers and directors as a group own 8,405,788 or 63% of the issued and outstanding shares.

    (1) Based on 13,251,250 shares of common stock outstanding as of December 31, 2010.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

    During year ended December 31, 2010, the president advanced funds for the payment of corporate expenses in the amount of $17,635.   There were no material transactions to which the Company and a related party were participants in the past reporting period.  This includes any member of the immediate family of a related party.

Item 14:  Principal Accountant Fees and Services

    The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2010, and 2009.   The accounting firm of Pritchett Siler and Hardy  ("Pritchett") was the principal auditor during 2010.  Its fees for the years 2010 and 2009 were;

Fee Category	2010	2009

Audit fees	$12,800	$5,500
Audit related	-	-
Tax fees	-	-
Other fees	-	-
Total fees	$12,800	$5,500

Item. 15 EXHIBITS  and Financial Statement Schedules

    (a(1)(2)  Financial statements.  See the audited financial statements for the year ended December 31, 2010, presented in Item 8.

    (a)(3)  Exhibits.  The following exhibits are filed as part of this Annual Report:

No.		Description
3	(i)	Articles of Incorporation	Previously filed
	(ii)	Bylaws	Previously filed
	(iii)	Ethics Policy
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1		Certification

    We filed no Report on Form 8-K during the last quarter of calendar year ended December 31, 2010.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

North Horizon, Inc.,
Registrant

Date: March 24, 2011	By:	/s/ Wallace Boyack
Wallace Boyack,
President, Chief Executive Officer and Chief Financial Officer and Director.

Date: March 24, 2011	By:	/s/ Thomas L. Harkness
Thomas L. Harkness
Secretary and Director