Form 10-Q
period 2011-03-31
North Horizon, Inc.
filed 2011-05-13
CIK 1411879

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934 For Quarterly Period Ended March 31, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 31, 2011, Registrant had 13,251,250 shares of common stock, par value of $.001 per share, issued and outstanding.

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

In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2011, and the results of our operations from January 1, 2011, through March 31, 2011.  The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

NORTH HORIZON, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,975	$-
Related-party payable	48,861	48,066

Total Current Liabilities	52,836	48,066

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 80,000,000 shares authorized, at $0.001 par value, 13,251,250 shares issued and outstanding	13,251	13,251
Additional paid-in capital	3,214,327	3,213,664
Deficit accumulated during the development stage	(3,280,414)	(3,274,981)

Total Stockholders' Equity (Deficit)	(52,836)	(48,066)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Re-Entry Into
			the Development
			Stage on January 1,
	For the Three Months Ended		2002 through
	March 31,		March 31,
	2011	2010	2011

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	5,070	1,380	59,075

Total Operating Expenses	5,070	1,380	59,075

LOSS FROM OPERATIONS	(5,070)	(1,380)	(59,075)

OTHER EXPENSES

Interest expense	(363)	-	(363)

Total Other Expenses	(363)	-	(363)

DISCONTINUED OPERATIONS	-	-	(3,220,976)

LOSS BEFORE INCOME TAXES	(5,433)	(1,380)	(3,280,414)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(5,433)	$(1,380)	$(3,280,414)

BASIC LOSS AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,251,250	13,251,250

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Re-Entry Into
			the Development
			Stage on January 1,
	For the Three Months Ended		2002 through
	March 31,		March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,433)	$(1,380)	$(3,280,414)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	976
Imputed interest	363	-	363
Services contributed by shareholders	300	400	2,850
Changes in operating assets and liabilities:
Accounts payable	3,975	65	3,975

Net Cash Used in Operating Activities	(795)	(915)	(3,272,250)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in related party payable	795	915	52,250
Sale of common stock	-	-	3,220,000

Net Cash Provided by Financing Activities	795	915	3,272,250

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for debt	$-	$-	$3,389

The accompanying notes are an integral part of these financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and December 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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
Notes to the Financial Statements
March 31, 2011 and December 31, 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. At March 31, 2011, this payable totaled $48,861.  The amount is unsecured and is payable on demand.  Interest has been imputed on the related party payable at 3% and has been recorded as a contribution to capital.  For the three months ended March 31, 2011, $363 was recorded as imputed interest. During the three months ended March 31, 2011, the Company’s president performed legal services valued at $300 and which have been recorded as a contribution to capital.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read with the financial statements and notes appearing in this Form 10-Q.

Plan of Operations.

    We have not engaged in any material operations during the period ended March 31, 2011.  Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence.  We intend to continue to seek the acquisition of assets, property, or business that may be beneficial to us and our shareholders. We are considered to be a development stage company and we have no assets.

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

Results of Operations.

    For the quarter ended March 31, 2011, we had limited operations.  During the quarter ended March 31, 2011, we had no revenues and incurred general and administrative expenses of $5,070 and interest expense of $363,  with a net loss of $(5,433) compared to no revenues and general and administrative expenses of $1,380 and a net loss of $(1,380) for the same period a year earlier.  Expenses increased because auditing fees and other expenses were accrued in the quarter ended March 31, 2011.

Off-balance sheet arrangements.

    We have no off-balance sheet arrangements.

Forward-looking statements.

    This Report makes certain forward-looking statements.  Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 refer to the term “forward-looking statements.”  Such statements may refer to such matters as anticipated financial performance, future revenues or earning, business prospects, projected ventures, new products and services, anticipated market performance, and similar matters.

    Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward-looking statements. These terms may relate to events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We advise readers that actual results may differ substantially from such forward-looking statements.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including but not limited to, the following: our ability to find a suitable business venture that will benefit us, our ability to investigate a potential business venture, and our ability to determine all information about a business venture.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

    This item is not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures.

    As of the end of the period covered by this quarterly report, we conducted an evaluation under the supervision and direct participation of our management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  In evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, has concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

    We had no significant changes in our internal controls during the period ended March 31, 2011.  Management concluded there has been no change in our internal control over financial reporting during the period ended March 31, 2011, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Changes in Internal Controls.

    Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of calendar 2011.  Based on its evaluation, management including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

North Horizon, Inc.

Date: May 13, 2011	By:	/s/ Wallace Boyack
Wallace Boyack
President and Chief Executive Officer

	By:	/s/ Wallace Boyack
Wallace Boyack
Chief Financial Officer