Form 10-K/A
period 2010-12-31
North Horizon, Inc.
filed 2011-07-11
CIK 1411879

SEC File No.  000-52991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010.

	0001411879
	Commission file number

	NORTH HORIZON, INC.
	(Name of Registrant in its charter)

	NEVADA
	State or other jurisdiction of Incorporation or organization.

	87-0324697
	I.R.S. Employer Identification No.

2290 East 4500 South, Suite 130, Salt Lake City, Utah		84117
(Address of principal executive offices)		(Zip code)
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

DOCUMENTS INCORPORATED BY REFERENCE.

See Item 15.

EXPLANATORY NOTE:  This amendment to our Form 10-K for the period ended December 31, 2010, is filed to comply with comments provided by the staff of the Securities and Exchange Commission regarding the statements made in Section 9A of the Report regarding our "Controls and Procedures."  We are solely amending Item 9A in response to the comments.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered b y the annual report management performed with the participation of our Chief Executive Officer and our Chief Financial Officer an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures are not effective.

Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by or under the supervision of the company's principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and include those policies and procedures that :

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2010, we conducted an assessment, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the criteria of internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organization (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there is a material weakness affecting our internal control over financial reporting and have concluded that our internal control over financial reporting was not effective as of the end of the period covered by our Form 10-K for the period ended December 31, 2010.

Management believes that the material weakness the lack of segregation of responsibilities can impact our financial statements.  The existence of any material weakness precludes an effective determination.

Changes in Internal Controls.

We observed in the fourth quarter of 2010 that we had no significant changes in our internal controls in that period. We made no significant changes during the fourth quarter of 2010.   The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations regardless of how remote.

This annual report does not include an attestation report from the Company’s public accounting firm regarding internal control over financial reporting.  Management’s report  was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management's report in this annual report.

We will monitor and evaluate our disclosure controls and procedures and our internal control over financial reporting in the future.

Item. 15 EXHIBITS

15(a)(3)  Exhibits.  The following exhibits are filed as part of this Annual Report:

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

North Horizon, Inc.,
Registrant

Date: July 11, 2011	By:	/s/ Wallace Boyack
Wallace Boyack
President, Chief Executive Officer and Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of he Registrant and in the capacities and on the dates indicated.

Date: July 11, 2011	By:	/s/ Wallace Boyack
Wallace Boyack
President, Chief Executive Officer and Chief Financial Officer and Director

Date: July 11, 2011	By:	/s/ Thomas L. Harkness
Thomas L. Harkness
Director