Form 10-Q
period 2011-06-30
North Horizon, Inc.
filed 2011-08-15
CIK 1411879

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(x)  Quarterly Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934 For Quarterly Period Ended June 30, 2011.

( ) Transition Report Under Section 13 or 15(d) of the Exchange Act.

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

(801)278-9925

Registrant's telephone number including area code

Former Address, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.             Yes x                      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes x        No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ( )                   Accelerated filer ( )

Non-accelerated filer ( )                      Smaller reporting company (x)

Indicate by check mark whether the registrant is a shell company

(as defined in Rule 12b-2 of the Exchange Act).  Yes x   No

As of August 15, 2011, Registrant had 13,251,250 shares of common stock, par value of $.001 per share, issued and outstanding.

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

                In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2011, and the results of our operations from January 1, 2011, through June 30, 2011, and for the three month period from April 1, 2011, to June 30, 2011 have been made.  The results of our operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

NORTH HORIZON, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2011	2010
CURRENT ASSETS	(unaudited)

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,800	$-
Related-party payable	54,441	48,066

Total Current Liabilities	56,241	48,066

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 80,000,000 shares authorized,
at $0.001 par value, 13,251,250
shares issued and outstanding	13,251	13,251
Additional paid-in capital	3,215,154	3,213,664
Deficit accumulated during the development stage	(3,284,646)	(3,274,981)

Total Stockholders' Equity (Deficit)	(56,241)	(48,066)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From
					Re-entering the
					Development
					Stage on
					January 1,
	For the Three Months Ended		For the Six Months Ended		2002 through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expense	3,845	12,070	8,915	13,450	62,920
Total Operating Expenses	3,845	12,070	8,915	13,450	62,920

LOSS FROM OPERATIONS	(3,845)	(12,070)	(8,915)	(13,450)	(62,920)

OTHER INCOME (EXPENSES)
Interest expense	(387)	-	(750)	-	(750)
DISCONTINUED OPERATIONS	-	-	-	-	(3,220,976)

LOSS BEFORE INCOME TAXES	(4,232)	(12,070)	(9,665)	(13,450)	(3,284,646)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(4,232)	$(12,070)	$(9,665)	$(13,450)	$(3,284,646)

BASIC LOSS AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	13,251,250	13,251,250	13,251,250	13,251,250

The accompanying notes are an integral part of these consolidated financial statements.

NORTH HORIZON, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From
			Re-entering the
			Development
			Stage on
			January 1,
	For the Six Months Ended		2002 through
	June 30,		June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(9,665)	$(13,450)	$(3,284,646)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	976
Imputed interest	750	-	750
Services contributed by shareholders	740	700	3,290
Changes in operating assets and liabilities
Change in accounts payable	1,800	(210)	1,800

Net Cash Used in
Operating Activities	(6,375)	(12,960)	(3,277,830)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in related party payable	6,375	12,960	57,830
Sale of common stock	-	-	3,220,000

Net Cash Provided by
Financing Activities	6,375	12,960	3,277,830

NET CHANGE IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
NON CASH FINANCING ACTIVITY
Common stock issued for debt	$-	$-	$3,389

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. At June 30, 2011, this payable totaled $54,441.  The amount is unsecured and is payable on demand.  Interest has been imputed on the related party payable at 3% and has been recorded as a contribution to capital.  For the six months ended June 30, 2011, $750 was recorded as imputed interest. During the six months ended June 30, 2011, the Company’s president performed legal services valued at $740 which have been recorded as a contribution to capital.

NOTE 5 – SUBSEQUENT EVENTS

On July 13, 2011, the Company entered into a Merger Agreement and Plan of Merger ("Agreement") with FasTrack Pharmaceuticals, Inc., a Delaware corporation.  FasTrack was organized in October 2008. FasTrack is engaged in the business of the development of pharmaceutical products.  FasTrack has unique delivery platforms and know-how which provide a basis for the therapeutic drugs under development.

In order to facilitate the merger, on June 23, 2011, the Company formed a wholly-owned subsidiary, North First General, Inc., whereby North First General will be merged with and into FasTrack and 100% of the issued and outstanding shares of FasTrack common stock will be exchanged for shares of the Company’s common stock, whereupon FasTrack will be the surviving corporation and become the wholly owned subsidiary of the Company. The shareholders, convertible note holder, and warrant holder of FasTrack will receive in the transaction the number of shares comprising ninety-two percent (92%) of the fully-diluted shares of the Company as of the closing which shares will be issued after the reverse split.

Prior to the Closing the Company will amend its Articles of Incorporation to change its name and to increase its authorized capital to 150,000,000 shares of common stock, par value of $.001 per share and will adopt a recapitalization by a reverse stock split on the basis of ten shares into one share for the issued and outstanding shares of the Company’s common stock. Pursuant to the terms of the Agreement the current directors will resign and appoint three new directors, Vivian Liu; Henry Esber, Ph.D.; and Ziad Mirza, M.D.  The appointment of the new directors will become effective upon their acceptance and the closing. It is anticipated that the Company’s principal shareholder who owns approximately sixty-three percent (63%) of the issued and outstanding shares of common stock will approve by written consent the foregoing proposals to amend the Company's Articles of incorporation.

The closing will cause a change in control of the Company.  Presently the Company has 13,251,250 shares of common stock issued and outstanding.  The effect of the reverse split will be to reduce that number to 1,325,125.  To acquire the shares of FasTrack the Company will issue to the FasTrack shareholders, convertible note holder, and warrant holder, on a fully-diluted basis, approximately 15,238,938 shares (post reverse split).  When these shares are issued, the Company will then have outstanding approximately 16,564,063 shares of common stock.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.                                                                 .

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following information should be read with the financial statements and notes appearing in this Form 10-Q.

Plan of Operations.

                We have not engaged in any material operations during the period ended June 30, 2011.  Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence.  We reported that we have entered into a Merger Agreement and Plan of Merger with FasTrack Pharmaceuticals, Inc., whereby FasTrack will become a wholly owned subsidiary.  This was reported in a Report on Form 8-K filed on July 20, 2011. At the present time we are considered to be a development stage company and we have no assets.

                Our cash requirements during the next twelve month period will change relating to the acquisition of FasTrack and its operations. At a minimum we will incur expenses and costs to maintain our status as a corporate entity, and to comply with the periodic reporting requirements of the U.S. Securities and Exchange Commission.  Our future plans are dependent on the closing of the Merger Agreement with FasTrack. We will incur fees and costs to consummate the proposed transactions involving the agreement with FasTrack. We have no immediate plans to raise additional capital. Upon the closing of the FasTrack contract our future plans will significantly change.

Results of Operations.

                For the quarter ended June 30, 2011, we had limited operations.  During the quarter ended June 30, 2011, we had no revenues and incurred expenses of $4,232 with a net loss of $(4,232) compared to no revenues and expenses of $12,070 and a net loss of $(12,070) for the same period a year earlier.  Expenses decreased because in the period a year ago we had additional expenses relating to the re-audit of our financial statements for 2008.  For the six month period ended June 30, 2011, we had no revenues and incurred expenses of $9,665 with a net loss of $(9,665) compared to no revenues and expenses of $13,450 and a net loss of $(13,450).

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

ITEM 4.  CONTROLS AND PROCEDURES

                Evaluation of Disclosure Controls and Procedures.

                As of the end of the period covered by this quarterly report, we conducted an evaluation under the supervision and direct participation of our management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  In evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, has concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective.

                Changes in Internal Controls over Financial Reporting.

                We had no significant changes in our internal controls during the period ended June 30, 2011.  Management concluded there has been no change in our internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

                Changes in Internal Controls.

                Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of calendar 2011.  Based on its evaluation, management including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.

Item 1. Legal Proceedings.

                None.

Item 1A. Risk Factors.

                This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

                None.

Item 3. Defaults upon Senior Securities.

                None, not applicable.

Item 4. (Removed and reserved.)

                This item is not applicable.

Item 5. Other Information.

                On July 20, we filed a report on Form 8-K advising that we  entered into a definitive contract with FasTrack, Inc., a Delaware corporation, whereby FasTrack will become a wholly owned subsidiary of the Company.    FasTrack is a privately held specialty pharmaceutical company engaged in the development of human therapeutic drugs including drugs for the treatment of liver cancer and autoimmune diseases.  In the transaction FasTrack stockholders, convertible note holder and warrant holder will receive shares comprising 92% of the outstanding shares post reverse split.  Upon the Closing it is anticipated there will be approximately 16,564,063 common shares outstanding post reverse split.

                FasTrack has a 50% interest in the potential commercial value of the product PrevOnco.  It is in Phase 3 development as a possible second line therapy for liver cancer patients.  Other products under development are Apeaz for pain relief and Regia for bleeding gums.  These products are in development and no assurance can be given that they will receive FDA approval or will be successful commercially.

                FasTrack will merge with our wholly owned subsidiary North First General, Inc. FasTrack will become a wholly owned subsidiary.  We have agreed to amend our Articles of Incorporation by changing our name to Innovus Pharmaceuticals, Inc., and increasing our capitalization to 150,000,000 shares of common stock.  We agreed to effect a reverse split of our issued and outstanding shares by a ratio of ten shares into one share. The directors of FasTrack will become our directors thereby causing a change in control.  The Merger Agreement and Plan of Merger was filed as an Exhibit to our report on Form 8-K filed on July 20, 2011. A preliminary information statements was filed on July 22, 2011.

Item 6. Exhibits.

EXHIBITS

No.          Description

3(i)          Articles of Incorporation - previously filed.

 (ii)          Bylaws - previously filed.

 (iii)         Ethics Policy - previously filed.

10.1                        Merger Agreement and Plan of Merger - previously filed.

31.1                       Certification pursuant to Section 302.

31.2        Certification pursuant to Section 302.

32.1        Certification.

101.INS XBRL Instance Document*

101.PRE                XBRL Taxonomy Extension Presentation LInkbase*

101.LAB               XBRL Taxonomy Extension Label Linkbase*

101.DEF                XBRL Taxonomy Extension Definition Linkbase*

101.CAL               XBRL Taxonomy Extension Calculation Linkbase*

101.SCH               XBRL Taxonomy Extension Schema*

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date August 15, 2011

                                                                                                                    North Horizon, Inc.

                                                                                                                    By s/Wallace Boyack

                                                                                                                    President and Chief Executive Officer

                                                                                                                    By s/Wallace Boyack

                                                                                                                    Chief Financial Officer