Form 10-Q/A
period 2011-06-30
North Horizon, Inc.
filed 2011-08-26
CIK 1411879

FORM 10-Q/A

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(x)  Quarterly Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934 For Quarterly Period Ended June 30, 2011.

( ) Transition Report Under Section 13 or 15(d) of the Exchange Act.

For the transition period from          to          .

Commission File Number:   000-52991

NORTH HORIZON, INC.

(Exact name of registrant as specified in its charter

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

EXPLANATORY NOTE

North Horizon, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 26, 2011, for the purpose of furnishing the XBRL Interactive Data Files on Exhibit 101. This Amendment No. 1 (the “Form 10-Q/A”) is also being filed to furnish the inadvertently omitted Exhibits 31.1, 31.2 and 32.1from the original Form 10-Q.

No other Changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the form 10-Q.

Part II.

Item 6. Exhibits.

EXHIBITS

No.         Description

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

101.PRE                XBRL Taxonomy Extension Presentation LInkbase*

101.LAB               XBRL Taxonomy Extension Label Linkbase*

101.DEF                XBRL Taxonomy Extension Definition Linkbase*

101.CAL               XBRL Taxonomy Extension Calculation Linkbase*

101.SCH               XBRL Taxonomy Extension Schema*

 * Furnished as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, which was filed with the Securities and Exchange Commission on August 26, 2011.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date August 26, 2011

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