Form 10-Q/A
period 2011-06-30
North Horizon, Inc.
filed 2011-08-31
CIK 1411879

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

EXPLANATORY NOTE

North Horizon, Inc. is filing this Amendment No. 2 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 30, 2011, for the sole purpose of furnishing the XBRL Interactive Data Files on Exhibit 101.

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

Date August 30, 2011

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