Form 10-Q
period 2011-09-30
North Horizon, Inc.
filed 2011-10-19
CIK 1411879

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(x)  Quarterly Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934 For Quarterly Period ended September 30, 2011.

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

(801)278-9925

Registrant's telephone number including area code:

Former Address, if changed since last report.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (§220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes      No      Not applicable X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  X       No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ( )

Accelerated filer ( )

Non-accelerated filer ( )

Smaller reporting company (x)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  X    No

As of September 30, 2011, Registrant had 13,251,250 shares of common stock, par value of $.001 per share, issued and outstanding.

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

In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2011, and the results of our operations from January 1, 2011, through September 30, 2011, and for the three month period from July 1, 2011, to September 30, 2011.  The results of our operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

NORTH HORIZON, INC.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2011	2010
CURRENT ASSETS	(Unaudited)

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$-
Related-party payable	62,000	48,066

Total Current Liabilities	62,000	48,066

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 80,000,000 shares authorized,
at $0.001 par value, 13,251,250
shares issued and outstanding	13,251	13,251
Additional paid-in capital	3,216,591	3,213,664
Deficit accumulated during the development stage	(3,291,842)	(3,274,981)

Total Stockholders' Equity (Deficit)	(62,000)	(48,066)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NORTH HORIZON, INC.

(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)
					From
					Re-entering the
					Development
					Stage on
					January 1,
	For the Three Months Ended		For the Nine Months Ended		2002 through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
REVENUES	$-	$-	$-	$-	$-
OPERATING EXPENSES
General and administrative expense	6,759	2,925	15,674	16,375	69,679
Total Operating Expenses	6,759	2,925	15,674	16,375	69,679
LOSS FROM OPERATIONS	(6,759)	(2,925)	(15,674)	(16,375)	(69,679)

OTHER INCOME (EXPENSES)
Interest expense	(437)	-	(1,187)	-	(1,187)
Total Other Income (Expenses)	(437)	-	(1,187)	-	(1,187)
DISCONTINUED OPERATIONS	-	-	-	-	(3,220,976)

LOSS BEFORE INCOME TAXES	(7,196)	(2,925)	(16,861)	(16,375)	(3,291,842)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(7,196)	$(2,925)	$(16,861)	$(16,375)	$(3,291,842)
BASIC LOSS AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	13,251,250	13,251,250	13,251,250	13,251,250

The accompanying notes are an integral part of these consolidated financial statements.

NORTH HORIZON, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)
			From
			Re-entering the
			Development
			Stage on
			January 1,
	For the Nine Months Ended		2002 through
	September 30,		September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,861)	$(16,375)	$(3,291,842)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	976
Imputed interest	1,187	-	1,187
Services contributed by shareholders	1,740	1,100	4,290
Changes in operating assets and liabilities:
Change in accounts payable	-	(210)	-
Net Cash Used in
Operating Activities	(13,934)	(15,485)	(3,285,389)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in related-party payable	13,934	15,485	65,389
Sale of common stock	-	-	3,220,000
Net Cash Provided by
Financing Activities	13,934	15,485	3,285,389

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITY
Common stock issued for debt	$-	$-	$3,389

The accompanying notes are an integral part of these consolidated financial statements.

NORTH HORIZON, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2011 and December 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NORTH HORIZON, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2011 and December 31, 2010

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. At September 30, 2011, this payable totaled $62,000.  The amount is unsecured and is payable on demand.  Interest has been imputed on the related party payable at 3% and has been recorded as a contribution to capital.  For the nine months ended September 30, 2011, $1,187 was recorded as imputed interest. During the nine months ended September 30, 2011, the Company’s president performed legal services valued at $1,740 which have been recorded as a contribution to capital.

NOTE 5 – SIGNIFICANT EVENTS

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

Prior to the Closing the Company will amend its Articles of Incorporation to change its name and to increase its authorized capital to 150,000,000 shares of common stock, par value of $.001 per share and will adopt a recapitalization by a reverse stock split on the basis of ten shares into one share for the issued and outstanding shares of the Company’s common stock. Pursuant to the terms of the Agreement the current directors will resign and appoint three new directors, Vivian Liu; Henry Esber, Ph.D.; and Ziad Mirza, M.D.  The appointment of the new directors will become effective upon their acceptance and the closing. The Company’s principal shareholder who owns approximately sixty-three percent (63%) of the issued and outstanding shares of common stock approved by written consent the foregoing proposals to amend the Company's Articles of incorporation.

The closing will cause a change in control of the Company.  Presently the Company has 13,251,250 shares of common stock issued and outstanding.  The effect of the reverse-split will be to reduce that number to 1,325,125.  To acquire the shares of FasTrack the Company will issue to the FasTrack shareholders, convertible note holder, and warrant holder, on a fully-diluted basis, approximately 15,238,938 shares (post reverse split).  When these shares are issued, the Company will then have outstanding approximately 16,564,063 shares of common stock.

The Company sent an Information Statement with respect to this transaction to its shareholders on September 27, 2011.  The Company anticipates this Merger Agreement will become effective during the fourth quarter of 2011.

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

Plan of Operations.

We have not engaged in any material operations during the period ended September 30, 2011.  Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence.  We reported that we have entered into a Merger Agreement and Plan of Merger with FasTrack Pharmaceuticals, Inc., whereby FasTrack will become a wholly subsidiary.  This was reported in a Report on Form 8-K filed on July 20, 2011. At the present time we are considered to be a development stage company and we have no assets.

Our cash requirements during the next twelve month period will change relating to the acquisition of FasTrack and its operations. At a minimum we will incur expenses and costs to maintain our status as a corporate entity, and to comply with the periodic reporting requirements of the U.S. Securities and Exchange Commission.  Our future plans are dependent on the closing of the Merger Agreement with FasTrack. We will incur fees and costs to consummate the proposed transactions involving the agreement with FasTrack. We have no immediate plans to raise additional capital. Upon the closing of the FasTrack contract our future plans will be significantly changed.

Results of Operations.

For the quarter ended September 30, 2011, we had limited operations.  During the quarter ended Seeptember 30, 2011, we had no revenues and incurred expenses of $7,196 with a net loss of $(7,196) compared to no revenues and expenses of $2,925 and a net loss of $(2,925) for the same period a year earlier.  Expenses increased because in the current period as we had additional expenses relating to the activities regarding the transaction with FasTrack.  For the nine month period ended September 30, 2011, we had no revenues and incurred expenses of $16,861 with a net loss of $(16,861) compared to no revenues and expenses of $16,375 and a net loss of $(16,375) for the same period a year earlier.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, we conducted an evaluation under the supervision and direct participation of our management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  In evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, has concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended September 30, 2011.  Management concluded there has been no change in our internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Changes in Internal Controls.

Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of calendar 2011.  Based on its evaluation, management including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FasTrack will merge with our wholly owned subsidiary North First General, Inc. FasTrack will become a wholly owned subsidiary.  We have agreed to amend our Articles of Incorporation by changing our name to Innovus Pharmaceuticals, Inc., and increasing our capitalization to 150,000,000 shares of common stock.  We agreed to effect a reverse split of our issued and outstanding shares by a ratio of ten shares into one share. The directors of FasTrack will become our directors thereby causing a change in control.  The Merger Agreement and Plan of Merger was filed as an Exhibit to our report on Form 8-K filed on July 20, 2011. A definitive information statement was mailed to our shareholders on September 27, 2011.

ITEM 6. EXHIBITS

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

Date October 19, 2011

North Horizon, Inc.

By /s/Wallace Boyack

President and Chief Executive Officer

By /s/Wallace Boyack

Chief Financial Officer