Form 10-Q
period 2012-03-31
INNOVUS PHARMACEUTICALS, INC.
filed 2012-05-10
CIK 1411879

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarterly Period ended March 31, 2012.

☐ Transition Report Under Section 13 or 15(d) of the Exchange Act.

For the transition period from ___ to ____.

Commission File Number: 000-52991

INNOVUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	87-0324697
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

80 W. Sierra Madre Blvd., #392

Sierra Madre, CA 91024

(Address of principal executive offices)

Registrant's telephone number including area code:(626) 227-1630

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

Yes ☒ No ☐ Not applicable ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer)☐

Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2012, Registrant had 16,183,600 shares of common stock, par value of $.001 per share, issued and outstanding.

PART I

ITEM I - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Innovus Pharmaceuticals, Inc. (the "Company", "Registrant", “we”, “us”, or “our”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2012, and the results of our operations from January 1, 2012, through March 31, 2012 were made. The results of our operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read with the financial statements and notes appearing in this Form 10-Q:

We, Innovus Pharmaceuticals, Inc., as an entity continuing the business operations of FasTrack, are a development stage company as we have limited assets, operations and income. The merger agreement (the Agreement”), dated December 7, 2011, stipulated that Innovus and FasTrack would undergo a combination whereby both companies would survive as legal entities, but FasTrack would become a wholly-owned subsidiary of Innovus. Pursuant to the Agreement, Innovus changed its name from North Horizon, Inc. to Innovus Pharmaceuticals, Inc.

For the next twelve months, additional capital will be required to maintain our corporate operations, which will include filing appropriate reports with the Securities and Exchange Commission, and we will need to seek additional funding for product acquisition and development once we have selected product(s) for exploitation. If we are unable to obtain significant financing, our ability to continue as a going concern is doubtful.

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

Our business model is designed to create multiple opportunities for success while minimizing the risks associated with reliance on any single technology platform or product type, and to bridge the critical gap between promising new product candidates and product opportunities that are ready for commercialization. Consistent with our long-term strategy, we will consider various corporate development transactions designed to place our product candidates into larger organizations or with partners having existing commercialization, sales and marketing resources, and a need for innovative products. Such transactions could involve the sale, partnering or other monetization of particular product opportunities or businesses.

In parallel, as our business strategy advances and corresponding valuations are established, we plan to pursue new product opportunities and acquisitions with strong value enhancement potential. Our other long-term goal is to improve our balance sheet and cash flow with minimal dilution to our shareholders.  This strategy may include debt financing and/or acquisitions of small revenue generating companies and products, which we believe would accelerate our shareholders' return on investment and provide us with additional cash flow to fund our own product development.

We believe that inflation has not and will not have a material effect on our operations. If we are involved in a merger or acquisition, management will evaluate the possible effects of inflation on operations and our business.

Liquidity and Capital Resources

At March 31, 2012, the Company had $59,961 in cash as compared to $25,014 at December 31, 2011. On January 13, 2012, the Board of Directors authorized a total of $174,668 in convertible promissory notes (the "January Notes) to six individuals. One January Note for $74,668 was issued to an accredited investor to settle liabilities assumed from North Horizon and therefore this did not result in any cash inflow for us. Five January Notes for a total of $100,000 in a new cash infusion were issued to five individuals, three of whom are members of the Company's Board of Directors. The January Notes bear an annual interest rate of 8% and are payable in cash at the earlier of January 13, 2013, or when the Company completes a financing of a minimum of $4 million (the "Financing"). The holders of the January Notes have the option to convert their principal and interest accrued into the Company’s securities (“New Financing Securities”) that will be issued to the investors in the future Financing.  In the event the Company defaults on repayment, or if the Company fails to complete a Financing within one year of the note date, the annual interest rate would increase to 13% and the holders of the January Notes would have the option to convert the note to the Company’s common stock at $0.05 per share.

Results of Operations

For the three months ended March 31, 2012 and 2011

(The 2011 results reflect only pre-merger former FasTrack entity, as a private company)

Revenues and Cost of Sales – for the years ended December 31, 2011 and 2010 the Company earned no revenues, and consequently, no cost of sales. Gross profit for the 2011 and 2010 years was $-0-.

Operating Expenses – Operating expenses for the three months ended March 31, 2012 and 2011 totaled $56,277 and $20,206, respectively, marking a $36,071 increase. This increase was primarily the result of increases in professional fees as a result of the completion of the reverse merger transaction in December 2011 and the filing of our first Form 10K in March 2012.

Other expenses – The Company recognized interest expense of $3,983 and $4,320 for the three months ended March 31, 2012 and 2011, respectively, resulting in a change of $(337). This change is primarily the result of decreased level of debt during 2012 compared to 2011.

Net Loss – The Company recognized net losses in the amount of $60,260 and $24,526, for the three month periods ended March 31, 2012 and 2011, respectively. This increased net loss results primarily from increased operating expenses and interest expense.

Off-Balance Sheet Arrangements

We have no such arrangements to discuss.

Forward Looking Statements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation under the supervision and direct participation of our management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. In evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our chief executive officer, has concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective.

We have one employee, and she is responsible for all matters surrounding accounting and business transactions. Management believes that the material weakness of the lack of segregation of responsibilities can impact our financial statements. The existence of any material weakness precludes an effective determination.

Changes in Internal Controls over Financial Reporting

We had no significant changes in our internal controls during the period ended March 31, 2012. Management concluded there has been no change in our internal control over financial reporting during the quarter ended March 31, 2012. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving it stated goal under all potential future considerations regardless of how remote.

PART II

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

This item is not applicable to smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

This item is not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS AND FINANCIAL STATEMENTS

(a)(1)(2) Financial statements. See the financial statements for the three months ended March 31, 2012 and 2011, presented in Item _____

(a)(3) Exhibits. The following exhibits are filed as part of this Quarter Report:

No.	Description
2.1	Merger Agreement and Plan of Merger - previously filed on July 20, 2011
3.1	Articles of Incorporation- previously filed
3.2	Bylaws- previously filed
3.3	Ethics Policy- previously filed
3.4	Amendments to Articles of Incorporation – Nevada- previously filed on December 12, 2011
3.5	Certificate of Merger – Delaware- previously filed on December 12, 2011
3.6	Articles of Merger – Utah- previously filed on December 12, 2011
10.1	Financial Advisory and Consulting Agreement with Dawson James Securities, Inc., - previously filed on December 12, 2011
10.2	Placement Agent Agreement with Dawson James Securities, Inc., dated December 16, 2011- previously filed on March 29, 2012
10.3	Addendum to Placement Agent Agreement with Dawson James Securities, Inc., dated March 21, 2012- previously filed on March 29, 2012
10.3	Vivian Liu Employment Offer, dated March 7, 2012- previously filed on March 29, 2012
21.2	List of subsidiaries- previously filed on December 12, 2011
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification
32.2	Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2012

Innovus Pharmaceuticals, Inc.
By	s/Vivian Liu
President and Chief Executive Officer

By	s/Vivian Liu
Chief Financial Officer

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$59,961	$25,014

Total Current Assets	59,961	25,014

TOTAL ASSETS	$59,961	$25,014

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$5,411	$1,687
Convertible debentures - related party	174,668	-
Promissory notes	50,000	50,000
Accrued interest payable	3,983	-
Related-party payables	-	87,168

Total Current Liabilities	234,062	138,855

Contigent liability related to common shares, subject to recssision rights, issuable to FasTrack shareholders arising from Merger (14,722,077 shares)	28,926	28,926

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 150,000,000 shares authorized, at $0.001 par value, 1,461,013 and 1,325,125 shares issued and outstanding, respectively	1,461	1,325
Additional paid-in capital	2,606,195	2,606,331
Deficit accumulated during the development stage	(2,810,683)	(2,750,423)

Total Stockholders' Equity (Deficit)	(203,027)	(142,767)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$59,961	$25,014

The accompanying notes are an integral part of these consolidated financial statements.

F- 1

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

			From
			October 31, 2008
			(Inception)
	For the Three Months Ended		through
	March 31,		March 31,
	2012	2011	2012

REVENUES	$-	$-	$-

OPERATING EXPENSES

Research and development	-	-	78,960
Investment banking fees	-	-	1,954,865
General and administrative	56,277	20,206	284,712

Total Operating Expenses	56,277	20,206	2,318,537

LOSS FROM OPERATIONS	(56,277)	(20,206)	(2,318,537)

OTHER EXPENSES

Interest expense	(3,983)	(4,320)	(95,268)

Total Other Expenses	(3,983)	(4,320)	(95,268)

NET LOSS	$(60,260)	$(24,526)	$(2,413,805)

BASIC LOSS AND DILUTED LOSS PER SHARE	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,352,004	14,498,685

The accompanying notes are an integral part of these financial statements.

F- 2

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			From
			October 31, 2008
			(Inception)
	For the Three Months Ended		through
	March 31,		March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(60,260)	$(24,526)	$(2,413,805)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	138	9,388
Value of warrants granted to investment banker	-	-	1,904,865
Non-cash interest expense (including a discount on conversion of Apricus Bio convertible notes of $48,920)	-	4,020	91,461
Promissory note issued for services rendered	-	-	50,000
Research and development expense recognized upon purchase of SSAO inhibitor assets	-	-	20,000
Expenses paid on behalf of the Company by Apricus Bio	-	-	25,990
Changes in operating assets and liabilities
Change in related-party payable	-	-	25,168
Interest payable	3,983	-	3,983
Accounts payable	3,724	4,500	5,411

Net Cash Used in Operating Activities	(52,553)	(15,868)	(277,539)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of loans from officers	-	5,003	23,603
Repayment of loans from related parties	(12,500)	-	(36,103)
Proceeds from short-term borrowings	-	15,000	-
Proceeds from convertible debentures	100,000	-	350,000

Net Cash Provided by Financing Activities	87,500	20,003	337,500

NET CHANGE IN CASH	34,947	4,135	59,961

CASH AT BEGINNING OF PERIOD	25,014	1,650	-

CASH AT END OF PERIOD	$59,961	$5,785	$59,961

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See Note 7 for disclosure of non-cash financing activities

The accompanying notes are an integral part of these financial statements.

F- 3

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

March 31, 2012 and December 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows. The condensed balance sheet as of December 31, 2011 has been derived from audited financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (the "SEC"). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these condensed financial statements are read in conjunction with the financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As a result of its losses to date, expected losses in the future, limited capital resources and accumulated deficit, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company has not yet established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing to finance the acquisition of product targets and the development of such targets. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In the Company’s annual report filed for the year ended December 31, 2011, the Company’s independent registered public accounting firm has included an explanatory paragraph in their report dated March 30, 2012, expressing substantial doubt about the Company’s ability to continue as a going concern

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

F- 4

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

March 31, 2012 and December 31, 2011

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. At December 31, 2011, this payable totaled $87,168.  During the three months ended March 31, 2012 the Company paid $12,500 on this amount, and converted the remaining $74,668 into a convertible debenture (see Note 5).

NOTE 5 – CONVERTIBLE DEBENTURES

On January 13, 2012, the Board of Directors authorized the issuance of a total of $174,668 in promissory notes (the “January Notes”) to six individuals.  One Note for $74,668 was issued to one accredited investor in exchange for the liabilities assumed from North Horizon, Inc.  The five remaining January Notes for a total of $100,000 in new cash infusion were issued to five individuals, three of whom are members of the Company’s Board of Directors.   The January Notes bear an annual interest rate of 8% and payable in cash at the earlier of January 13, 2013 or when the Company completes a financing of a minimum of $4 million (the “Financing”).   The holders of the January Notes have the option to convert their principal and interest accrued into the Company’s securities (“New Financing Securities”) that will be issued to the investors in the future Financing.  In the event the Company defaults on repayment, or if the Company fails to complete a Financing within one year of the note date, the annual interest rate would increase to 13% and the holders of the January Notes would have the option to convert the note to the Company’s common stock at $0.05 per share.

The embedded conversion feature is contingent upon the occurrence of the future Financing. The value of the contingent conversion feature, if beneficial, will be recognized when the contingencies are resolved.

NOTE 6 – SIGNIFICANT EVENTS

Rescission Offer

On February 29, 2012, the Company made an offer for rescission to former FasTrack shareholders of the record date for the approval of the Reverse Merger.  The Reverse Merger had been approved by the written consent of FasTrack shareholders holding a majority of the shares outstanding.  Because FasTrack had not solicited any proxies from its shareholders for approval of the Reverse Merger, limited or no information had been provided to the FasTrack shareholders who had not signed the written consent.  The Company sent to the former FasTrack shareholders the North Horizon Information Statement dated September 27, 2011 and a report on Form 8-K dated December 12, 2011, which provided information about North Horizon and FasTrack including a description of the business, future plans, risk factors, financial information, description of the transactions, biographical summaries of the new officer and directors, financial statements and pro-forma financial statement for North Horizon and FasTrack as of September 30, 2011.  Former shareholders of FasTrack had thirty days to accept or reject the rescission offer of $6 per share ($.002 after effect of conversion ratio) from the date of receipt of the information.  The rescission offer was limited to the FasTrack shareholders who were shareholders as of the record date of December 7, 2011.  The Rescission Offer was not accepted by any parties, and expired on April 14, 2012.

NOTE 7 – NON CASH FINANCING ACTIVITIES

3 month period ended March 31, 2012:

•	$74,668 payable to a related party was converted into a convertible note, as described in Note 5
•	The Company issued 135,888 of common shares to Apricus Bio, related to the conversion of convertible promissory that took place in December of 2011.

3 month period ended March 31, 2011:

•	The Company issued of 134,364 shares of common stock for a settlement of $7,000 of accounts payable balance

F- 5

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

March 31, 2012 and December 31, 2011

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

F- 6