Form 10-Q
period 2012-06-30
INNOVUS PHARMACEUTICALS, INC.
filed 2012-08-06
CIK 1411879

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarterly Period ended June 30, 2012.

☐ Transition Report Under Section 13 or 15(d) of the Exchange Act.

For the transition period from ___ to ____.

Commission File Number: 000-52991

INNOVUS PHARMACEUTICAL, INC.

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

As of August 3, 2012, Registrant had 16,333,670 shares of common stock, par value of $.001 per share, issued and outstanding.

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

In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2012, and the results of our operations from January 1, 2012, through June 30, 2012 were made. The results of our operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

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

For the next twelve months, additional capital will be required to maintain our corporate operations, which will include filing appropriate reports with the Securities and Exchange Commission, and we will need to seek additional funding for product acquisition and development once we have selected product(s) for exploitation. If we are unable to obtain significant financing, our ability to continue as a going concern is substantially doubtful.

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

Liquidity and Capital Resources

At June 30, 2012, the Company had $105,726 in cash as compared to $25,014 at December 31, 2011. On January 13, 2012, the Board of Directors authorized a total of $174,668 in convertible promissory notes (the "January Notes) to six individuals. One January Note for $74,668 was issued to an accredited investor to settle liabilities assumed from North Horizon and therefore this did not result in any cash inflow for us. Five January Notes for a total of $100,000 in a new cash infusion were issued to five individuals, three of whom are members of the Company's Board of Directors. The January Notes bear an annual interest rate of 8% and are payable in cash at the earlier of January 13, 2013, or when the Company completes a financing of a minimum of $4 million (the "Financing"). The holders of the January Notes have the option to convert their principal and interest accrued into the Company’s securities (“New Financing Securities”) that will be issued to the investors in the future Financing.  In the event the Company defaults on repayment, or if the Company fails to complete a Financing within one year of the note date, the annual interest rate would increase to 13% and the holders of the January Notes would have the option to convert the note to the Company’s common stock at $0.05 per share.

On June 26, 2012 the Company issued 134,000 shares of common stock to an unrelated investor at $0.75 per share for cash proceeds of $100,500. Also on June 26, 2012 the Company and an unrelated noteholder reached a settlement on outstanding balance of $12,000, plus accrued interest of $435, of the convertible debenture whereas the fair value of the 16,580 shares of common stock issued approximated the carrying value of the outstanding convertible debenture at time of settlement. Accordingly, no gain or loss resulted from the settlement.

Results of Operations

For the three months ended June 30, 2012 and 2011

(The 2011 results reflect only pre-merger former FasTrack entity, as a private company)

Revenues and Cost of Sales - for all periods ended June 30, 2012 and 2011 the Company earned no revenues, and consequently, no cost of sales.

Operating Expenses - Operating expenses for the three months ended June 30, 2012 and 2011 totaled $49,849 and $50,994, respectively, marking a $1,145 decrease. This minor decrease was primarily the result of minor decreases in professional fees as a result of the completion of the reverse merger transaction in December 2011 and the filing of our first Form 10K in March 2012.

Other expenses - The Company recognized interest expense of $4,472 and $4,730 for the three months ended June 30, 2012 and 2011, respectively, resulting in a change of $(258). This change is primarily the result of decreased level of debt during 2012 compared to 2011.

Net Loss - The Company recognized net losses in the amount of $54,321 and $55,724, for the three month periods ended June 30, 2012 and 2011, respectively. This decreased net loss results primarily from minor decreases in operating expenses and interest expense.

For the six months ended June 30, 2012 and 2011

(The 2011 results reflect only pre-merger former FasTrack entity, as a private company)

Revenues and Cost of Sales - for all periods ended June 30, 2012 and 2011 the Company earned no revenues, and consequently, no cost of sales.

Operating Expenses - Operating expenses for the six months ended June 30, 2012 and 2011 totaled $106,126 and $71,200, respectively, marking a $34,926 increase. This increase was primarily the result of increases in professional fees as a result of the completion of the reverse merger transaction in December 2011 and the filing of our first Form 10K in March 2012.

Other expenses - The Company recognized interest expense of $8,455 and $9,050 for the six months ended June 30, 2012 and 2011, respectively, resulting in a change of $(595). This change is primarily the result of decreased level of debt during 2012 compared to 2011.

Net Loss - The Company recognized net losses in the amount of $114,581 and $80,250, for the six month periods ended June 30, 2012 and 2011, respectively. This increased net loss results primarily from increases in operating expenses, partially offset by the decrease in interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation under the supervision and direct participation of our management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. In evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our chief executive officer, has concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective.

We have one employee, and she is responsible for all matters surrounding accounting and business transactions. Management believes that the material weakness of the lack of segregation of responsibilities can impact our financial statements. The existence of any material weakness precludes an effective determination.

Changes in Internal Controls over Financial Reporting

We had no significant changes in our internal controls during the period ended June 30, 2012. Management concluded there has been no change in our internal control over financial reporting during the quarter ended June 30, 2012. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving it stated goal under all potential future considerations regardless of how remote.

PART II

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

This item is not applicable to smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

This item is not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS AND FINANCIAL STATEMENTS

(a)(1)(2) Financial statements. See the financial statements for the three months ended June 30, 2012 and 2011, presented in Item 6.

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

Date: August 3, 2012

Innovus Pharmaceuticals, Inc.

By	s/Vivian Liu
President and Chief Executive Officer

By	s/Vivian Liu
Chief Financial Officer

INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$105,726	$25,014

Total Current Assets	105,726	25,014

TOTAL ASSETS	$105,726	$25,014

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$525	$1,687
Convertible debentures - related party	162,668	-
Promissory notes	50,000	50,000
Accrued interest payable	8,020	-
Related-party payables	-	87,168

Total Current Liabilities	221,213	138,855

Contigent liability related to common shares, subject to recsission rights, issuable to FasTrack shareholders arising from Merger (14,722,077 shares)	-	28,926

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 150,000,000 shares authorized, at $0.001 par value, 16,333,670 and 1,325,125 shares issued and outstanding, respectively	16,334	1,325
Additional paid-in capital	2,733,183	2,606,331
Deficit accumulated during the development stage	(2,865,004)	(2,750,423)

Total Stockholders' Equity (Deficit)	(115,487)	(142,767)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$105,726	$25,014

The accompanying notes are an integral part of these consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					From
					October 31, 2008
					(Inception)
	For the Three Months Ended		For the Six Months Ended		through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Research and development	-	-	-	-	78,960
Professional fees	39,435	41,122	82,962	50,133	436,313
Investment banking fees	-	-	-	-	1,954,865
General and administrative	10,414	9,872	23,164	21,067	295,126

Total Operating Expenses	49,849	50,994	106,126	71,200	2,765,264

LOSS FROM OPERATIONS	(49,849)	(50,994)	(106,126)	(71,200)	(2,765,264)

OTHER EXPENSES

Interest expense	(4,472)	(4,730)	(8,455)	(9,050)	(99,740)

Total Other Expenses	(4,472)	(4,730)	(8,455)	(9,050)	(99,740)

NET LOSS	$(54,321)	$(55,724)	$(114,581)	$(80,250)	$(2,865,004)

BASIC LOSS AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,764,648	14,722,077	7,593,514	14,609,764

The accompanying notes are an integral part of these financial statements.

INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	(Shares)	(Amount)	Capital	Stage	Deficit

Balance at Inception on October 31, 2008	-	$-	$-	$-	$-

Balance on December 31, 2008	-	-	-	-	-

Common stock issued in FasTrack asset purchase	13,372,284	13,372	12,648	-	26,020

Common stock issued in Sorrento business combination	-	-	11,000	-	11,000

Deemed distribution for the value of assets acquired from Apricus Bio	-	-	-	(396,878)	(396,878)

Net loss for the year ended December 31, 2009	-	-	-	(27,370)	(27,370)

Balance at December 31, 2009	13,372,284	13,372	23,648	(424,248)	(387,228)

Common stock issued for compensation of board members	381,761	382	368	-	750

Deemed contribution for the value of assets sold to Apricus Bio	-	-	204,896	-	204,896

Net loss for the year ended December 31, 2010	-	-	-	(69,923)	(69,923)

Balance at December 31, 2010	13,754,045	13,754	228,912	(494,171)	(251,505)

Common stock issued for services rendered	134,364	134	6,866	-	7,000

Common stock issued for compensation of officer	833,668	834	804	-	1,638

Forgiveness of interest by Apricus Bio	-	-	4,021	-	4,021

Deemed contibution to capital arising from conversion of convertible promissory notes held by Apricus Bio at Merger date pursuant to terms of convertible note, resulting in the future issuance of 135,888 shares of common stock in March 2012 to Apricus Bio	-	-	538,117	-	538,117

Common stock issued for net assets acquired in reverse-merger	1,325,125	1,325	(63,050)	-	(61,725)

Issuance of warrants to investment banker for services	-	-	1,904,865	-	1,904,865

Reclassification of shares issuable to FasTrack shareholders pursuant to rescission offer	(14,722,077)	(14,722)	(14,204)	-	(28,926)

Net loss for the year ended December 31, 2011	-	-	-	(2,256,252)	(2,256,252)

Balance at December 31, 2011	1,325,125	1,325	2,606,331	(2,750,423)	(142,767)

Common stock issued on conversion of ApricusBio convertible note (see above)	135,888	136	(136)	-	-

Common stock issued for cash	134,000	134	100,366	-	100,500

Common stock issued in connection with settlement of $12,000 note payable	16,580	17	12,418	-	12,435

Expiration of FasTrack rescission offer	14,722,077	14,722	14,204	-	28,926

Net loss for the six-months ended June 30, 2012	-	-	-	(114,581)	(114,581)

	16,333,670	$16,334	$2,733,183	$(2,865,004)	$(115,487)

The accompanying notes are an integral part of these consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From
			October 31, 2008
			(Inception)
	For the Six Months Ended		through
	June 30,		June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(114,581)	$(80,250)	$(2,865,004)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	8,638	9,388
Value of warrants granted to investment banker	-	-	1,904,865
Non-cash interest expense (including a discount on conversion of Apricus Bio convertible notes of $48,920)	-	4,120	91,461
Promissory note issued for services rendered	-	-	50,000
Research and development expense recognized upon purchase of SSAO inhibitor assets	-	-	20,000
Expenses paid on behalf of the Company by Apricus Bio	-	-	25,990
Changes in operating assets and liabilities
Change in related-party payable	(12,500)	(18,600)	12,668
Prepaid expenses	-	(37,640)	-
Interest payable	8,455	4,930	8,455
Income taxes payable	-	-	-
Accounts payable	(1,162)	1,883	525

Net Cash Used in Operating Activities	(119,788)	(116,919)	(741,652)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of loans from officers	-	20,003	23,603
Repayment of loans from officers	-	(20,003)	(23,603)
Proceeds from stock issued for cash	100,500	-	100,500
Proceeds from convertible debentures	100,000	250,000	350,000

Net Cash Provided by Financing Activities	200,500	250,000	450,500

NET CHANGE IN CASH	80,712	133,081	(291,152)

CASH AT BEGINNING OF PERIOD	25,014	1,650	-

CASH AT END OF PERIOD	$105,726	$134,731	$(291,152)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See Note 7 for disclosure of non-cash financing activities

The accompanying notes are an integral part of these financial statements.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

June 30, 2012 and December 31, 2011

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

In the Company’s annual report filed for the year ended December 31, 2011, the Company’s independent registered public accounting firm has included an explanatory paragraph in their report dated March 30, 2012, expressing substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2012 and December 31, 2011

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. At December 31, 2011, this payable totaled $87,168.  During the six months ended June 30, 2012 the Company repaid $12,500 on this amount, and converted the remaining $74,668 into a convertible debenture (see Note 5).

NOTE 5 – CONVERTIBLE DEBENTURES – RELATED PARTIES

On January 13, 2012, the Board of Directors authorized the issuance of a total of $174,668 in promissory notes (the “January Notes”) to six individuals.  One Note for $74,668 was issued to one accredited investor in exchange for the liabilities assumed from North Horizon, Inc.  The five remaining January Notes for a total of $100,000 in new cash infusion were issued to five individuals, three of whom are members of the Company’s Board of Directors.   The January Notes bear an annual interest rate of 8% and payable in cash at the earlier of January 13, 2013 or when the Company completes a financing of a minimum of $4 million (the “Financing”).   The holders of the January Notes have the right to convert their principal and interest accrued into the Company’s securities (“New Financing Securities”) that will be issued to the investors in the future Financing.  In the event the Company defaults on repayment, or if the Company fails to complete a Financing within one year of the note date, the annual interest rate would increase to 13% and the holders of the January Notes would have the right to convert at $0.05 per share. Through June 30, 2012, $12,000 of such notes were converted into shares of common stock (see Note 6), leaving a balance of $162,668 at June 30, 2012. Interest expense recognized for the three and six months ended June 30, 2012 was $4,472 and $8,455, respectively.

The embedded conversion feature is contingent upon the occurrence of the future Financing. The value of the contingent conversion feature, if beneficial, will be recognized when the contingencies are resolved.

NOTE 6 – STOCKHOLDERS’ EQUITY

Rescission Offer

On February 29, 2012, the Company made an offer for rescission to former FasTrack shareholders of the record date for the approval of the Reverse Merger.  The Reverse Merger had been approved by the written consent of FasTrack shareholders holding a majority of the shares outstanding.  Because FasTrack had not solicited any proxies from its shareholders for approval of the Reverse Merger, limited or no information had been provided to the FasTrack shareholders who had not signed the written consent.  The Company sent to the former FasTrack shareholders the North Horizon Information Statement dated September 27, 2011 and a report on Form 8-K dated December 12, 2011, which provided information about North Horizon and FasTrack including a description of the business, future plans, risk factors, financial information, description of the transactions, biographical summaries of the new officer and directors, financial statements and pro-forma financial statement for North Horizon and FasTrack as of September 30, 2011.  Former shareholders of FasTrack had thirty days to accept or reject the rescission offer of $6 per share ($.002 after effect of conversion ratio) from the date of receipt of the information.  The rescission offer was limited to the FasTrack shareholders who were shareholders as of the record date of December 7, 2011.  The Rescission Offer was not accepted by any parties, and expired on April 14, 2012. Through the date of rescission offer expiration (April 14, 2012), the Company recognized the amounts potentially refundable under this offer as a liability. On April 14, 2012, the amount of such liability was reclassified to stockholders’ equity since the rescission period expired.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

June 30, 2012 and December 31, 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Contingency related to shares of common stock issued in the reverse merger

As of the date of the merger between FasTrack and North Horizon (the record date), the FasTrack shareholders may not have received adequate information regarding the combination and merger. The FasTrack shareholders reside in thirteen states and commonwealths. The securities statutes of these jurisdictions have exemptions for an exchange or for a transaction that is termed an "isolated transaction." Despite the fact, that none of FasTrack shareholders chose to rescind the offer, as described above, the shareholders reside in different jurisdictions and the statutes of limitations in these jurisdictions have different terms, the longest being four years . Until such statutes expire, a shareholder may make a claim against the Company. Until such claim is made there will be no impact on the Company. At this time the Company unable to determine if any shareholder will make a claim and if pursued what any outcome may be.

Issuances of Common Stock

On June 26, 2012 the Company issued 134,000 shares of common stock to an unrelated investor at $0.75 per share for cash proceeds of $100,500.

On June 26, 2012 the Company and an unrelated noteholder reached a settlement on outstanding balance of $12,000, plus accrued interest of $435, of the convertible debenture whereas the fair value of the 16,580 shares of common stock issued approximated the carrying value of the outstanding convertible debenture at time of settlement. Accordingly, no gain or loss resulted from the settlement. (See Note 5)

NOTE 7 – NON CASH FINANCING ACTIVITIES

Six-month period ended June 30, 2012:

•	$74,668 payable to a related party was converted into a convertible note, as described in Note 5.
•	The Company issued 135,888 shares of common stock related to the conversion of the Apricus Bio convertible promissory note that was originally issued in December 2011 and deemed contributed to capital in March 2012.
•	A $12,000 note payable with accrued interest of $435 was converted into 16,580 shares of common stock, as described in Note 6.
•	Continent liability in the amount of $28,926 was reclassified to equity due to expiration of the rescission rights, none of which were exercised

Six-month period ended June 30, 2011:

•	The Company issued of 134,364 shares of common stock to Dr. Bassam Damaj, our largest shareholder, for a settlement of $7,000 of accounts payable balance

