Form 10-Q/A
period 2012-06-30
INNOVUS PHARMACEUTICALS, INC.
filed 2012-09-05
CIK 1411879

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934

For Quarterly Period ended June 30, 2012.

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act.

For the transition period from ___ to ____.

Commission File Number: 000-529916-

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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10–Q/A to Innovus Pharmaceuticals, Inc.’s quarterly report of Form 10–Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 6, 2012 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q, in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

ITEM 6 – EXHIBITS AND FINANCIAL STATEMENTS

(a)(1)(2) Financial statements. See the financial statements for the three months ended June 30, 2012 and 2011, presented in Item 6.

(a)(3) Exhibits. The following exhibits are filed as part of this Quarter Report:

No.	Description
2.1	Merger Agreement and Plan of Merger - previously filed on July 20, 2011
3.1	Articles of Incorporation- previously filed
3.2	Bylaws- previously filed
3.3	Ethics Policy- previously filed
3.4	Amendments to Articles of Incorporation – Nevada- previously filed on December 12, 2011
3.5	Certificate of Merger – Delaware- previously filed on December 12, 2011
3.6	Articles of Merger – Utah- previously filed on December 12, 2011
10.1	Financial Advisory and Consulting Agreement with Dawson James Securities, Inc., - previously filed on December 12, 2011
10.2	Placement Agent Agreement with Dawson James Securities, Inc., dated December 16, 2011- previously filed on March 29, 2012
10.3	Addendum to Placement Agent Agreement with Dawson James Securities, Inc., dated March 21, 2012- previously filed on March 29, 2012
10.3	Vivian Liu Employment Offer, dated March 7, 2012- previously filed on March 29, 2012
21.2	List of subsidiaries- previously filed on December 12, 2011
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification
32.2	Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 5, 2012

Innovus Pharmaceuticals, Inc.

By s/Vivian Liu

President and Chief Executive Officer

By s/Vivian Liu

Chief Financial Officer