Form 10-Q/A
period 2012-06-30
INNOVUS PHARMACEUTICALS, INC.
filed 2012-10-05
CIK 1411879

FORM 10-Q/A

Amendment No. 2

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

As of September 30, 2012, Registrant had 16,333,670 shares of common stock, par value of $.001 per share, issued and outstanding.

EXPLANATORY NOTE

The purpose of the Amendment No. 2 on Form 10–Q/A to Innovus Pharmaceuticals, Inc.’s quarterly report in Form 10-Q as of June 30, 2012 is to correct a mathematical error in calculation of Professional Fees and General and Administrative Expenses line items in the Condensed Consolidated Statement of Operations and Net Loss line item in the Condensed Consolidated Statement of Cash Flows in the column captioned “From October 31, 2008 (inception) through June 30, 2012” (“From Inception” column). Numbers affected by this error were limited to the “From Inception” columns in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows appeared in the previously filed Form 10-Q for the period ended June 30, 2012. No other changes have been made to the Form 10-Q. This Amendment No. 2 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any disclosures made in the original Form 10-Q. All of the Company’s other periodic filings with the Securities and Exchange Commission are not impacted by this mathematical error.

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 5, 2012

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

Date: October 5, 2012

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

INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					From
					October 31, 2008
					(Inception)
	For the Three Months Ended		For the Six Months Ended		through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
					(Restated)
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Research and development	-	-	-	-	78,960
Professional fees	39,435	41,122	82,962	50,133	214,238
Investment banking fees	-	-	-	-	1,954,865
General and administrative	10,414	9,872	23,164	21,067	120,323

Total Operating Expenses	49,849	50,994	106,126	71,200	2,368,386

LOSS FROM OPERATIONS	(49,849)	(50,994)	(106,126)	(71,200)	(2,368,386)

OTHER EXPENSES

Interest expense	(4,472)	(4,730)	(8,455)	(9,050)	(99,740)

Total Other Expenses	(4,472)	(4,730)	(8,455)	(9,050)	(99,740)

NET LOSS	$(54,321)	$(55,724)	$(114,581)	$(80,250)	$(2,468,126)

BASIC LOSS AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,764,648	14,722,077	7,593,514	14,609,764

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

INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From
			October 31, 2008
			(Inception)
	For the Six Months Ended		through
	June 30,		June 30,
	2012	2011	2012
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(114,581)	$(80,250)	$(2,468,126)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	8,638	9,388
Value of warrants granted to investment banker	-	-	1,904,865
Non-cash interest expense (including a discount on conversion of Apricus Bio convertible notes of $48,920)	-	4,120	91,461
Promissory note issued for services rendered	-	-	50,000
Research and development expense recognized upon purchase of SSAO inhibitor assets	-	-	20,000
Expenses paid on behalf of the Company by Apricus Bio	-	-	25,990
Changes in operating assets and liabilities
Change in related-party payable	(12,500)	(18,600)	12,668
Prepaid expenses	-	(37,640)	-
Interest payable	8,455	4,930	8,455
Income taxes payable	-	-	-
Accounts payable	(1,162)	1,883	525

Net Cash Used in Operating Activities	(119,788)	(116,919)	(344,774)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of loans from officers	-	20,003	23,603
Repayment of loans from officers	-	(20,003)	(23,603)
Proceeds from stock issued for cash	100,500	-	100,500
Proceeds from convertible debentures	100,000	250,000	350,000

Net Cash Provided by Financing Activities	200,500	250,000	450,500

NET CHANGE IN CASH	80,712	133,081	105,726

CASH AT BEGINNING OF PERIOD	25,014	1,650	-

CASH AT END OF PERIOD	$105,726	$134,731	$105,726

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

NOTE 8 – RESTATEMENT OF FINANCIAL STATEMENTS

The Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows in the column captioned “From October 31, 2008 (inception) through June 30, 2012” (“From Inception” column) have been restated due to a mathematical error. Numbers affected by this error on the Condensed Consolidated Statement of Operations From Inception column were as follows: Professional fees was previously recorded as $436,313 and was restated as $214,238, General and administrative was previously reported as $295,126 and was restated as $120,323, both Total Operating Expenses and Loss from Operations were previously reported as $2,765,264 and was restated as $2,368,386, Net Loss was previously reported as $(2,865,004) and was restated as $(2,468,126). Numbers affected by this error on the Condensed Consolidated Statement of Cash Flows From Inception column were as follows: Net Loss was previously reported as $(2,865,004) and was restated as $(2,468,126), Net Cash Used in Operating Activities was previously recorded as $(741,652) and was restated as $(344,774), Net Change in Cash was previously reported as $(291,152) and was restated as $105,726, Cash At End of Period was previously reported as $(291,152) and was restated as $105,726. Numbers affected by this error were limited to the “From Inception” columns in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows appeared in the previously filed Form 10-Q for the period ended June 30, 2012. All of the Company’s other periodic filings with the Securities and Exchange Commission are not impacted by this mathematical error.

