Form 10-Q
period 2012-09-30
INNOVUS PHARMACEUTICALS, INC.
filed 2012-10-24
CIK 1411879

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarterly Period ended September 30,2012.

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

As of October 22, 2012, Registrant had 16,198,292 shares of common stock, par value of $.001 per share, outstanding.

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

In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2012, and the results of our operations from January 1, 2012, through September 30, 2012 were made. The results of our operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Liquidity and Capital Resources

At September 30, 2012, the Company had $33,145 in cash as compared to $25,014 at December 31, 2011. On January 13, 2012, the Board of Directors authorized the issuance of a total of $174,668 in convertible promissory notes (the "January Notes) to six individuals. One January Note for $74,668 was issued to an accredited investor to settle liabilities assumed from North Horizon and therefore this did not result in any cash inflow for us. Five January Notes for a total of $100,000 in a new cash infusion were issued to five individuals, three of whom are members of the Company's Board of Directors. The January Notes bear an annual interest rate of 8% and are payable in cash at the earlier of January 13, 2013, or when the Company completes a financing of a minimum of $4 million (the "Financing"). The holders of the January Notes have the option to convert their principal and interest accrued into the Company’s securities (“New Financing Securities”) that will be issued to the investors in the future Financing.  In the event the Company defaults on repayment, or if the Company fails to complete a Financing within one year of the note date, the annual interest rate would increase to 13% and the holders of the January Notes would have the option to convert the note to the Company’s common stock at $0.05 per share.

On June 26, 2012 the Company issued 134,000 shares of common stock to an unrelated investor at $0.75 per share for cash proceeds of $100,500. Also on June 26, 2012 the Company issued an additional 16,580 shares upon conversion of a note payable to an unrelated creditor. The note balance of $12,000, plus accrued interest totaling $435 was considered paid in full pursuant to this conversion.

On October 4, 2012, we entered into a Settlement Agreement with Apricus Biosciences, Inc. (“Apricus Bio”) pursuant to which we sold to Apricus Bio our remaining fifty percent (50%) share of the future commercial right of PrevOnco™, in exchange for the return to us of 135,888 shares of our common stock which Apricus Bio had acquired through the conversion of promissory notes issued by the Company and a one-time cash payment to us of $25,000 (See Note 8).

Results of Operations

For the three months ended September 30, 2012 and 2011

(The 2011 results reflect only pre-merger former FasTrack entity, as a private company)

Revenues and Cost of Sales - for the three months ended September 30, 2012 and 2011 the Company earned no revenues, and consequently, no cost of sales. Gross profit for three months ended September 30, 2012 and 2011 was $-0-.

Operating Expenses - Operating expenses for the three months ended September 30, 2012 and 2011 totaled $73,231 and $87,450, respectively, resulting in a $14,219 decrease. This decrease was primarily the result of decreases in professional fees as a result of the completion of the reverse merger transaction in December 2011 and the filing of our first Form 10K in March 2012.

Other expenses - The Company recognized interest expense of $4,288 and $5,153 for the three months ended September 30, 2012 and 2011, respectively, resulting in a change of $865. This change is primarily the result of decreased level of debt during 2012 compared to 2011, after completion of the transaction between North Horizon and FasTrack.

Net Loss - The Company recognized net losses in the amount of $77,519 and $92,603, for the three month periods ended September 30, 2012 and 2011, respectively. This decreased net loss results primarily from decreases in operating expenses and interest expense.

For the nine months ended September 30, 2012 and 2011

(The 2011 results reflect only pre-merger former FasTrack entity, as a private company)

Revenues and Cost of Sales - for the nine months ended September 30, 2012 and 2011 the Company earned no revenues, and consequently, no cost of sales. Gross profit for nine months ended September 30, 2012 and 2011 was $-0-.

Operating Expenses - Operating expenses for the nine months ended September 30, 2012 and 2011 totaled $179,357 and $158,650, respectively, resulting in an $20,707 increase. This increase was primarily the result of increases in professional fees as a result of the completion of the reverse merger transaction in December 2011 and the filing of our first Form 10K in March 2012.

Other expenses - The Company recognized interest expense of $12,743 and $14,203 for the nine months ended September 30, 2012 and 2011, respectively, resulting in a decrease of $1,460. This change is primarily the result of decreased level of debt during 2012 compared to 2011, after completion of the transaction between North Horizon and FasTrack.

Net Loss - The Company recognized net losses in the amount of $192,100 and $172,853, for the nine month periods ended September 30, 2012 and 2011, respectively. This increased net loss results primarily from increases in operating expenses and interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation under the supervision and direct participation of our management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. In evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our chief executive officer, has concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective.

We have one employee, and she is responsible for all matters surrounding accounting and business transactions. Management believes that the material weakness of the lack of segregation of responsibilities can impact our financial statements. The existence of any material weakness precludes an effective determination.

Changes in Internal Controls over Financial Reporting

We had no significant changes in our internal controls during the period ended September 30, 2012. Management concluded there has been no change in our internal control over financial reporting during the quarter ended September 30, 2012. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving it stated goal under all potential future considerations regardless of how remote.

PART II

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

This item is not applicable to smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

This item is not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS AND FINANCIAL STATEMENTS

(a)(1)(2) Financial statements. See the financial statements for the three months ended September 30, 2012 and 2011, presented in Item 6

(a)(3) Exhibits. The following exhibits are filed as part of this Quarter Report:

No.	Description
2.1	Merger Agreement and Plan of Merger - previously filed on July 20, 2011
3.1	Articles of Incorporation- previously filed
3.2	Bylaws- previously filed
3.3	Ethics Policy- previously filed
6

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

Date: October 24, 2012

Innovus Pharmaceuticals, Inc.
By	s/Vivian Liu
President and Chief Executive Officer

By	s/Vivian Liu
Chief Financial Officer

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
CURRENT ASSETS

Cash	$33,145	$25,014

Total Current Assets	33,145	25,014

TOTAL ASSETS	$33,145	$25,014

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,175	$1,687
Convertible debentures - related party	162,668	-
Promissory notes	50,000	50,000
Accrued interest payable	12,308	-
Related-party payables	-	87,168

Total Current Liabilities	226,151	138,855

Contigent liability related to common shares, subject to recsission rights, issuable to FasTrack shareholders arising from Merger (14,722,077 shares)	-	28,926

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 150,000,000 shares authorized, at $0.001 par value, 16,333,670 and 1,325,125 shares issued and outstanding, respectively	16,334	1,325
Additional paid-in capital	2,733,183	2,606,331
Deficit accumulated during the development stage	(2,942,523)	(2,750,423)

Total Stockholders' Equity (Deficit)	(193,006)	(142,767)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$33,145	$25,014

The accompanying notes are an integral part of these consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

					From
					October 31, 2008
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Research and development	-	58,960	-	58,960	78,960
Professional fees	51,872	23,379	134,834	73,512	266,110
Investment banking fees	-	-	-	-	1,954,865
General and administrative	21,359	5,111	44,523	26,178	141,682

Total Operating Expenses	73,231	87,450	179,357	158,650	2,441,617

LOSS FROM OPERATIONS	(73,231)	(87,450)	(179,357)	(158,650)	(2,441,617)

OTHER INCOME (EXPENSES)

Interest expense	(4,288)	(5,153)	(12,743)	(14,203)	(104,028)

Total Other Expenses	(4,288)	(5,153)	(12,743)	(14,203)	(104,028)

LOSS BEFORE INCOME TAXES	(77,519)	(92,603)	(192,100)	(172,853)	(2,545,645)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(77,519)	$(92,603)	$(192,100)	$(172,853)	$(2,545,645)

BASIC LOSS AND DILUTED LOSS PER SHARE	$(0.00)	$(0.07)	$(0.02)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,333,670	1,325,125	10,549,045	1,325,125

The accompanying notes are an integral part of these financial statements.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Statements of Stockholders' Deficit

(unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	(Shares)	(Amount)	Capital	Stage	Deficit

Balance at Inception on October 31, 2008	-	$-	$-	$-	$-

Balance on December 31, 2008	-	-	-	-	-

Common stock issued in FasTrack asset purchase	13,372,284	13,372	12,648	-	26,020

Common stock issued in Sorrento business combination	-	-	11,000	-	11,000

Deemed distribution for the value of assets acquired from Apricus Bio	-	-	-	(396,878)	(396,878)

Net loss for the year ended December 31, 2009	-	-	-	(27,370)	(27,370)

Balance at December 31, 2009	13,372,284	13,372	23,648	(424,248)	(387,228)

Common stock issued for compensation of board members	381,761	382	368	-	750

Deemed contribution for the value of assets sold to Apricus Bio	-	-	204,896	-	204,896

Net loss for the year ended December 31, 2010	-	-	-	(69,923)	(69,923)

Balance at December 31, 2010	13,754,045	13,754	228,912	(494,171)	(251,505)

Common stock issued for services rendered	134,364	134	6,866	-	7,000

Common stock issued for compensation of officer	833,668	834	804	-	1,638

Forgiveness of interest by Apricus Bio	-	-	4,021	-	4,021

Contibution to capital arising from conversion of convertible promissory notes held by Apricus Bio at Merger date pursuant to terms of convertible note, resulting in the future issuance of 135,888 shares of common stock in March 2012 to Apricus Bio	-	-	538,117	-	538,117

Common stock issued for net assets acquired in reverse-merger	1,325,125	1,325	(63,050)	-	(61,725)

Issuance of warrants to investment banker for services	-	-	1,904,865	-	1,904,865

Reclassification of shares issuable to FasTrack shareholders pursuant to rescission offer	(14,722,077)	(14,722)	(14,204)	-	(28,926)

Net loss for the year ended December 31, 2011	-	-	-	(2,256,252)	(2,256,252)

Balance at December 31, 2011	1,325,125	1,325	2,606,331	(2,750,423)	(142,767)

Common stock issued on conversion of promissory note	135,888	136	(136)	-	-

Common stock issued for cash	134,000	134	100,366	-	100,500

Common stock issued in conversion of debt	16,580	17	12,418	-	12,435

Expiration of FasTrack rescission offer	14,722,077	14,722	14,204	-	28,926

Net loss for the nine months ended September 30, 2012	-	-	-	(192,100)	(192,100)

Balance at September 30, 2012	16,333,670	$16,334	$2,733,183	$(2,942,523)	$(193,006)

The accompanying notes are an integral part of these consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			From
			October 31, 2008
			(Inception)
	For the Nine Months Ended		through
	September 30,		September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(192,100)	$(172,853)	$(2,545,645)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	8,638	9,388
Investment banking fees - fair value of warrants granted	-	-	1,904,865
Non-cash interest expense (including a discount on conversion of Apricus Bio convertible notes of $48,920)	-	2,795	91,461
Promissory note issued for services rendered	-	-	50,000
Research and development expense recognized upon purchase of SSAO inhibitor assets	-	-	20,000
Expenses paid on behalf of the Company by Apricus Bio	-	-	25,990
Changes in operating assets and liabilities
Related-party payable	(12,500)	(18,600)	12,668
Interest payable	12,743	-	12,743
Accounts payable	(512)	(18,354)	1,175

Net Cash Used in Operating Activities	(192,369)	(198,374)	(417,355)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of loans from officers	-	-	23,603
Repayment of loans from officers	-	-	(23,603)
Proceeds from stock issued for cash	100,500	-	100,500
Proceeds from convertible debentures	100,000	273,568	350,000

Net Cash Provided by Financing Activities	200,500	273,568	450,500

NET CHANGE IN CASH	8,131	75,194	33,145

CASH AT BEGINNING OF PERIOD	25,014	1,650	-

CASH AT END OF PERIOD	$33,145	$76,844	$33,145

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - SEE NOTE 7 FOR DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2012 and December 31, 2011

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing to finance the acquisition of product targets and the development of such targets. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. On October 4, 2012, we entered into a Settlement Agreement with Apricus Biosciences, Inc. (“Apricus Bio”) pursuant to which we sold to Apricus Bio our remaining fifty percent (50%) share of the future commercial right of PrevOnco™, in exchange for the return to us of 135,888 shares of our common stock which Apricus Bio had acquired through the conversion of promissory notes issued by the Company and a one-time cash payment to us of $25,000 (See Note 8).

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2012 and December 31, 2011

NOTE 2 - GOING CONCERN (CONTINUED)

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. At December 31, 2011, this payable totaled $87,168.  During the nine months ended September 30, 2012 the Company repaid $12,500 on this amount, and converted the remaining $74,668 into a convertible debenture (see Note 5).

NOTE 5 – CONVERTIBLE DEBENTURES – RELATED PARTIES

On January 13, 2012, the Board of Directors authorized the issuance of a total of $174,668 in promissory notes (the “January Notes”) to six individuals.  One Note for $74,668 was issued to one accredited investor in exchange for the liabilities assumed from North Horizon, Inc.  The five remaining January Notes for a total of $100,000 in new cash infusion were issued to five individuals, three of whom are members of the Company’s Board of Directors.   The January Notes bear an annual interest rate of 8% and payable in cash at the earlier of January 13, 2013 or when the Company completes a financing of a minimum of $4 million (the “Financing”).   The holders of the January Notes have the right to convert their principal and interest accrued into the Company’s securities (“New Financing Securities”) that will be issued to the investors in the future Financing.  In the event the Company defaults on repayment, or if the Company fails to complete a Financing within one year of the note date, the annual interest rate would increase to 13% and the holders of the January Notes would have the right to convert at $0.05 per share. Through September 30, 2012, $12,000 of such notes were converted into shares of common stock (see Note 6), leaving a balance of $162,668 at September 30, 2012. Interest expense recognized for the three and nine months ended September 30, 2012 was $4,288 and $12,743, respectively.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2012 and December 31, 2011

NOTE 5 – CONVERTIBLE DEBENTURES – RELATED PARTIES (CONTINUED)

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

Contingency related to shares of common stock issued in the Reverse Merger

As of the date of the merger between FasTrack and North Horizon (the record date), the FasTrack shareholders may not have received adequate information regarding the combination and merger. The FasTrack shareholders reside in thirteen states and commonwealths. The securities statutes of these jurisdictions have exemptions for an exchange or for a transaction that is termed an "isolated transaction." Despite the fact, that none of FasTrack shareholders chose to rescind the offer, as described above, the shareholders reside in different jurisdictions and the statutes of limitations in these jurisdictions have different terms, the longest being four years . Until such statutes expire, a shareholder may make a claim against the Company. Until and unless such a claim is made there will be no impact on the Company. At this time the Company unable to determine if any shareholder will make a claim and if pursued what any outcome may be.

Issuances of Common Stock

On June 26, 2012 the Company issued 134,000 shares of common stock to an unrelated investor at $0.75 per share for cash proceeds of $100,500.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2012 and December 31, 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

On June 26, 2012 the Company and an unrelated noteholder reached a settlement on outstanding balance of $12,000, plus accrued interest of $435, of the convertible debenture whereas the fair value of the 16,580 shares of common stock issued approximated the carrying value of the outstanding convertible debenture at time of settlement. Accordingly, no gain or loss resulted from the settlement (See Note 5).

NOTE 7 – NON CASH FINANCING ACTIVITIES

Nine-month period ended September 30, 2012:

·	$74,668 payable to a related party was converted into a convertible note, as described in Note 5.

·	The Company issued 135,888 shares of common stock related to the conversion of the Apricus Bio convertible promissory note that was originally issued in December 2011 and deemed contributed to capital in March 2012.

·	A $12,000 note payable with accrued interest of $435 was converted into 16,580 shares of common stock, as described in Note 6.

·	Contingent liability in the amount of $28,926 was reclassified to equity due to expiration of the rescission rights, none of which were exercised.

Nine-month period ended September 30, 2011:

·	The Company issued of 134,364 shares of common stock to Dr. Bassam Damaj, our largest shareholder, for a settlement of $7,000 of accounts payable balance.

NOTE 8 – SUBSEQUENT EVENTS

On October 4, 2012, we entered into a Settlement Agreement with Apricus Biosciences, Inc. (“Apricus Bio”) pursuant to which we sold to Apricus Bio our remaining fifty percent (50%) share of the future commercial right of PrevOnco™, in exchange for the return to us of 135,888 shares of our common stock which Apricus Bio had acquired through the conversion of promissory notes issued by the Company and a one-time cash payment to us of $25,000.  In addition, we agreed to terminate our licensing right to the NexACT® technology and any claim to any PrevOnco™ backup compounds.

