Form 10-K/A
period 2012-12-31
INNOVUS PHARMACEUTICALS, INC.
filed 2013-03-27
CIK 1411879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Innovus Pharmaceuticals, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "Original Filing"), as originally filed with the Securities and Exchange Commission on March 19, 2013, solely to furnish Exhibit 101—Interactive Data File (XBRL Exhibit), which was not included in the Original Filing. Item 15 of Part IV is being amended to reflect the addition of Exhibit 101 to the exhibit index and to incorporate by reference to the exhibit index certain of the exhibits that were filed with the Original Filing.

This Amendment does not update any other disclosure to reflect events occurring after the filing of the Original Filing. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents Filed. The following documents are filed as part of this report:

(1)	Financial Statements. The following reports of EisnerAmper LLP and financial statements:

Report of EisnerAmper LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: March 27, 2013	Innovus Pharmaceuticals, Inc. By: /s/ Bassam Damaj Bassam Damaj President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description
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

3.1	Articles of Incorporation of the Registrant as filed with the Office of the Secretary of State of the State of Nevada on July 23, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s general form for small business issuer on Form 10-SB12G/A, filed on December 28, 2007 (SEC File No. 000-52991- 071330026)).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s general form for small business issuer on Form 10-SB12G/A, filed on December 28, 2007 (SEC File No. 000-52991- 071330026)).

3.3	Certificate of Merger as filed with the Office Secretary of State of the State of Delaware on October 13, 2011, which merges North First General, Inc., a Utah corporation, with and into and under the name of FasTrack Pharmaceuticals, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s current report on Form 8-K, filed on December 12, 2011 (SEC File No. 000-52991- 111256138)).

3.4	Certificate of Amendment to Articles of Incorporation of the Registrant as filed with the Office of the Secretary of State of the State of Nevada on October 13, 2011 changing the Registrant’s name from North Horizon, Inc., a Nevada corporation to Innovus Pharmaceuticals, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.3 to the Registrant’s current report on Form 8-K, filed on December 12, 2011 (SEC File No. 000-52991- 111256138)).

3.5	Articles of Merger as filed with the State of Utah Department of Commerce on October 14, 2011, which evidences the merger of North First General, Inc., a Utah corporation, the non-surviving corporation, into FasTrack Pharmaceuticals, Inc., a Delaware corporation, the surviving corporation (incorporated by reference to Exhibit 3.5 to the Registrant’s current report on Form 8-K, filed on December 12, 2011 (SEC File No. 000-52991- 111256138)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed on February 15, 2013 (SEC File No. 333-186725-13620840)).

10.1(a)	Placement Agent Agreement, dated December 16, 2011, between Innovus Pharmaceuticals, Inc. and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K, filed on March 30, 2012 (SEC File No. 000-52991-12726641)).

10.1(b)	Amendment, dated March 22, 2012, to Placement Agent Agreement dated December 16, 2011 between Innovus Pharmaceuticals, Inc. and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K, filed on March 30, 2012 (SEC File No. 000-52991-12726641)).

10.2(a)	Form of 8% Convertible Debenture dated as of January 13, 2012 (incorporated by reference to Exhibit 10.2(a) to the Registrant’s Form 10-K, filed on March 19, 2013 (SEC File No. 000-52991-13702681)).

Exhibit No.	Description
10.2(b)	Form of Amendment to 8% Convertible Debenture dated as of January 12, 2013 (incorporated by reference to Exhibit 10.2(b) to the Registrant’s Form 10-K, filed on March 19, 2013 (SEC File No. 000-52991-13702681)).

10.3(a)	Employment Agreement, dated March 7, 2012, between Innovus Pharmaceuticals, Inc. and Vivian Liu (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K, filed on March 30, 2012 (SEC File No. 000-52991-12726641)).

10.3(b)	Acknowledgement Agreement entered into as of March 11, 2013, by and between Vivian Liu and Innovus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3(b) to the Registrant’s Form 10-K, filed on March 19, 2013 (SEC File No. 000-52991-13702681)).

10.4	Employment Agreement, dated January 22, 2013, between Innovus Pharmaceuticals, Inc. and Bassam Damaj, Ph.D. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K, filed on March 19, 2013 (SEC File No. 000-52991-13702681)).

10.5	Settlement Agreement, dated October 4, 2012, between Innovus Pharmaceuticals, Inc. and Apricus Biosciences, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K, filed on March 19, 2013 (SEC File No. 000-52991-13702681)).

10.6	2013 Equity Incentive Plan of the Registrant, effective February 15, 2013 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, filed on February 15, 2013 (SEC File No. 333-186725-13620840)).

10.7	Form of Restricted Stock Agreement under the Registrant’s 2013 Equity Incentive Plan, effective February 15, 2013 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8, filed on February 15, 2013 (SEC File No. 333-186725-13620840)).

10.8	Form of Stock Unit Agreement under the Registrant’s 2013 Equity Incentive Plan, effective February 15, 2013 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8, filed on February 15, 2013 (SEC File No. 333-186725-13620840)).

10.9	Form of Nonstatutory Stock Option Agreement under the Registrant’s 2013 Equity Incentive Plan, effective February 15, 2013 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8, filed on February 15, 2013 (SEC File No. 333-186725-13620840)).

10.10	Form of Incentive Stock Option Agreement under the Registrant’s 2013 Equity Incentive Plan, effective February 15, 2013 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8, filed on February 15, 2013 (SEC File No. 333-186725-13620840)).

10.11(a)	8% Convertible Debenture dated January 22, 2013 between Innovus Pharmaceuticals, Inc. and Bassam Damaj, Ph.D. (incorporated by reference to Exhibit 10.11(a) to the Registrant’s Form 10-K, filed on March 19, 2013 (SEC File No. 000-52991-13702681)).

10.11(b)	Amended and Restated 8% Convertible Debenture dated March 18, 2013 between Innovus Pharmaceuticals, Inc. and Bassam Damaj, Ph.D. (incorporated by reference to Exhibit 10.11(b) to the Registrant’s Form 10-K, filed on March 19, 2013 (SEC File No. 000-52991-13702681)).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K, filed on March 19, 2013 (SEC File No. 000-52991-13702681)).

Exhibit No.	Description
23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Form 10-K, filed on March 19, 2013 (SEC File No. 000-52991-13702681))..

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Form 10-K, filed on March 19, 2013 (SEC File No. 000-52991-13702681)).

31.1*	Certification of the Registrant’s Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).

32.1*	Certification of the Registrant’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. SS. 1350, as adopted pursuant to SS. 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

*** Pursuant to Rule 406T of regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.