Form 10-Q
period 2013-03-31
INNOVUS PHARMACEUTICALS, INC.
filed 2013-05-10
CIK 1411879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended March 31, 2013.

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

Yes ☒                No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                 No ☒

Outstanding Shares

As of May 6, 2013, the registrant had 17,029,605 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

See the condensed consolidated financial statements commencing at page F-1 of this report, which are incorporated herein by reference.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 19, 2013, as amended, as well as the consolidated financial statements and related notes contained therein.

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

Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. These terms may relate to events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including but not limited to, the risks described in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 19, 2013, and the risks described elsewhere in this report, as well as in other reports and documents we file with the SEC. Except as required by applicable law, we do not intend to update any of the forward-looking statement to conform these statement to actual results.

Overview

We are an emerging pharmaceutical company engaged in the commercialization, licensing, and development of prescription and non-prescription pharmaceutical products with a unique packaging and presentation. Our products are focused in the respiratory, dermatology and autoimmune therapeutic categories and will be marketed to primary care physicians, pediatricians, dermatologists and rheumatologists. Our business model leverages our ability to acquire and in-license commercial products, ongoing product development, business development and established physician relationships to drive strong growth in demand for our core products. Our future success is very dependent on these ongoing efforts.

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

Recent Updates

Our strategy is underway, but we are a development stage company, and we have not yet generated revenue from any of our products. We have signed one binding term sheet to acquire a portfolio of prescription and non-prescription products; and we recently acquired ex-US rights to CIRCUMserum. We have limited assets and operations and we are dependent on our President and Chief Executive Officer for operating capital through the second quarter of 2014. Additional capital will be required to maintain our corporate operations and we will need to seek additional funding for our product selection and development.

On April 19, 2013, we entered into an Asset Purchase Agreement with Centric Research Institute, Inc., or CRI, pursuant to which we acquired on the same day:

•	all of CRI’s rights in past, present and future CIRCUMserumTM product formulations and presentations, and
•	an exclusive, perpetual license to commercialize CIRCUMserumTM products in all territories except for the United States of America.

CRI will retain commercialization rights for CIRCUMserumTM in the United States.

In consideration for such assets and license, we agreed to issue to CRI shares of our common stock valued at $250,000 within 10 days of the closing. We will be required to issue to CRI shares of our common stock valued at $100,000 within 30 days of receiving human safety data showing no serious adverse events and minimal-to-no adverse events related to use of the Product. We will be required to issue to CRI additional shares of our common stock valued at $100,000 within 30 days of receiving statistically significant positive human clinical efficacy safety data in a certain indication for product. In each case, the number of shares to be issued was or will be determined based on the average of the closing price for the 10 trading days immediately preceding the issue date. CRI will have certain “piggyback” registration rights with respect to the shares described above, which rights provide that, if the Company registers shares of its common stock under the Securities Act in connection with a public offering, CRI will have the right to include such shares in that registration, subject to certain exceptions.

In connection with this transaction, we engaged Dr. Albert Liu, CEO of CRI, as a consultant to assist in the technology transfer and manufacturing of the product. In consideration of such services, we agreed to issue to Dr. Liu shares of our common stock valued at $25,000 on each of the 30th, the 60th and the 90th day following the closing. In each case, the number of shares to be issued will be determined based on the average of the closing price for the 10 trading days immediately preceding the issue date. The issuance of such shares will be pursuant to our 2013 Equity Incentive Plan.

The Asset Purchase Agreement also requires us to pay to CRI up to $7 million in cash milestone payments based on first achievement of annual net sales targets plus a royalty based on annual net sales. The obligation for these payments expires on April 19, 2023 or the expiration of the last of CRI’s patent claims covering the product or its use outside the United States, whichever is sooner.

Liquidity and Capital Resources

At March 31, 2013, we had $112,759 in cash as compared to $18,445 at December 31, 2012.

In the three months ended March 31, 2013, we received additional debt financing. In January 2013, we issued an 8% convertible debenture to Henry Esber, Ph.D., a board member, in the amount of $70,000 and entered into a $250,000 convertible debenture with Bassam Damaj, Ph.D., our President and Chief Executive Officer, which provided for requests of funding from time to time by our company, which Dr. Damaj had the right to accept or decline in his discretion. In March 2013, that instrument was amended and restated to increase the maximum principal amount to $500,000 and in May 2013, that instrument was further amended to increase the maximum principal amount to $1,000,000, $264,100 of which has been funded through the date of this report. Dr. Damaj is required to provide additional funds under such debenture if we have insufficient liquidity to meet any material payment obligations arising in the ordinary course of business as they come due, up to the maximum of $1,000,000 in funding. The funding commitment increases by the gross amount of any cash salary, bonus or severance payments provided to Dr. Damaj under his employment agreement with our company. Dr. Damaj’s salary has been accrued and not paid under the provision of such employment agreement stating that salary payments will be accrued and not paid for so long as payment of such salary would jeopardize our ability to continue as a going concern. We have the right to pre-pay interest and principal under Dr. Damaj’s convertible debenture. We anticipate that Dr. Damaj’s salary will continue to be so accrued at least until we have received at least $500,000 in external funding. Dr. Damaj’s funding commitment terminates on the earlier to occur of (i) the consummation of one or more transactions pursuant to which we raise net proceeds of at least $1,000,000 or (ii) July 1, 2014.

Each of these convertible debentures bear an annual interest rate of 8% and is payable in cash at the earlier of July 1, 2014, or when we complete a financing with minimum proceeds of $4 million. The holders of the convertible debentures have the option to convert their principal and interest accrued into securities that may be issued in any future financing of our company with minimum proceeds of $4 million. In the event of a default on repayment, the annual interest rate would increase to 13% and the holders of the convertible debentures would have the option to convert to common stock at a value of $0.05 per share. With the exception of Dr. Damaj’s convertible debenture, we do not have the right to pre-pay the convertible debentures.

Also in January 2013, we and each holder of the 8% convertible debentures we issued in January 2012 (totaling $162,668 in principal amount) agreed to extend the maturity date of such notes to January 14, 2014 at the same interest rate of 8% per annum. In May 2013, we and holders of debentures totaling $68,000 in principal of the 8% convertible debentures, each of whom is a director of our company, agreed to further extend the maturity date of such notes to July 1, 2014 at the same interest rate of 8% per annum.

We have experienced net losses and negative cash flows from operations each year since our inception. Through March 31, 2013, we had an accumulated deficit of approximately $2,786,170. Our operations have been financed through advances from officers and directors and related parties and to a lesser extent from outside capital. We have not yet had sufficient funds to significantly develop or commercialize our technologies.

In February 2013, we signed a binding term sheet for the acquisition of a portfolio of products. The initial purchase price for this portfolio will be in the form of our common stock, with subsequent royalty payments in cash. In April 2013, we acquired Ex-US rights to CIRCUMserum, a product for male sexual dysfunction. See “Recent Events” above.

Results of Operations

For the three months ended March 31, 2013 and 2012

Overview

For the three months ended March 31, 2013 and 2012, we had no revenues, and consequently, no cost of sales or gross profits.

Operating Expenses

Operating expenses for the three months ended March 31, 2013 and 2012 totaled $331,816 and $56,277, respectively, a $275,539 increase year-over-year, primarily due to professional fees incurred by us in 2013 and compensation costs attributable to our new leadership.

Other Income

We recognized interest expense of $5,533 and $3,983 for the three months ended March 31, 2013 and 2012, respectively, an increase of $1,550 year-over-year. This increase was primarily the result of an increase in the amount of outstanding debt during 2013 compared to 2012.

Net Loss

We recognized a net loss in the amount of $337,349 and $60,260 for the three months ended March 31, 2013 and 2012, respectively. The increase in net loss results primarily from the factors described above.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Under rules and regulations promulgated by the SEC, as a smaller reporting company we are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation under the supervision and direct participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. In evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive and financial officer, has concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting identified in the section “Management’s Report on Internal Control over Financial Reporting” set forth in Part II, Item 9A of our Annual Report on Form 10-K. This material weakness was ongoing at March 31, 2013. Notwithstanding this material weakness, our management concluded that the financial statements included in this quarterly report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have taken several steps to help remediate the identified material weakness, including the following: we now have four persons participating in our accounting and business transactions; we have instituted new procedures for the issuance and payment of purchase orders and expense reports; and we have instituted a new process for check requests and money wiring. While we are implementing changes to our control environment, there remains a risk that the newly-implemented procedures on which we are currently relying will fail to be sufficiently effective to address the identified internal control deficiencies.

Changes in Internal Controls over Financial Reporting

Except for the remedial measures to correct our material weakness discussed above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Under rules and regulations promulgated by the SEC, as a smaller reporting company we are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

See Item 5 (Other Information) below.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On May 6, 2013, we agreed with Dr. Bassam Damaj, our President and Chief Executive Officer, to amend his Amended and Restated 8% Convertible Debenture, dated March 18, 2013, to extend its maturity date from January 14, 2014 to July 1, 2014, and to increase from $500,000 to $1,000,000 the amount of money we may request to borrow from time to time under the debenture.  As of the date of this report, we have borrowed $264,100 under Dr. Damaj’s debenture.

Additionally, on May 6, 2013, we agreed with three holders of our other outstanding 8% Convertible Debentures (issued in January 2012) to extend the maturity date of such debentures from January 14, 2014 to July 1, 2014. These debentures have an aggregate principal amount of $68,000 and are held by directors Vivian Liu ($50,000 in principal amount), Henry Esber ($13,000 in principal amount) and Ziad Mirza ($5,000 in principal amount).

Each of the debentures described above bears an annual interest rate of 8% and is payable in cash at the earlier of July 1, 2014, or when we close (in one or more transactions) a private placement of equity, equity-equivalent, convertible debt or debt financing in which we receive total gross proceeds of at least $4 million, which financing we refer to as a PIPE financing. The holders of these debentures have the option to convert the principal amount of the debentures and accrued interest into securities that may be issued by us in a PIPE financing, on the same terms as the investors in such financing.  If we are unable to close a PIPE financing by July 1, 2014, the interest rate under the debentures will increase from 8% to 13%, and the holders of the debentures will have the option to convert the debentures into shares of our common stock at a conversion rate of $0.05 per share.

The convertible debentures were (and the securities issued upon their conversion, if any, will be) were offered and sold without registration under the Securities Act to individuals who were accredited investors and who, by reason of their business or financial experience were capable of evaluating the merits and risks of an investment in the convertible debentures and of protecting their own interests in connection with the acquisition of the convertible debentures, and in reliance upon the exemption from registration in Regulation D, Rule 506 of the Securities Act. The convertible debentures may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act, and the convertible debentures bear an appropriate restrictive legend.

The foregoing disclosure is provided in lieu of providing disclosure under Items 1.01, 2.03 and 3.02 of Form 8-K.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of the Registrant as filed with the Office of the Secretary of State of the State of Nevada on July 23, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s general form for small business issuer on Form 10-SB12G/A, filed on December 28, 2007 (SEC File No. 000-52991- 071330026)).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s general form for small business issuer on Form 10-SB12G/A, filed on December 28, 2007 (SEC File No. 000-52991- 071330026)).

3.3	Certificate of Merger as filed with the Office Secretary of State of the State of Delaware on October 13, 2011, which merges North First General, Inc., a Utah corporation, with and into and under the name of FasTrack Pharmaceuticals, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s current report on Form 8-K, filed on December 12, 2011).

3.4	Certificate of Amendment to Articles of Incorporation of the Registrant as filed with the Office of the Secretary of State of the State of Nevada on October 13, 2011 changing the Registrant’s name from North Horizon, Inc., a Nevada corporation to Innovus Pharmaceuticals, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.3 to the Registrant’s current report on Form 8-K, filed on December 12, 2011).

3.5	Articles of Merger as filed with the State of Utah Department of Commerce on October 14, 2011, which evidences the merger of North First General, Inc., a Utah corporation, the non-surviving corporation, into FasTrack Pharmaceuticals, Inc., a Delaware corporation, the surviving corporation (incorporated by reference to Exhibit 3.5 to the Registrant’s current report on Form 8-K, filed on December 12, 2011).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed on February 15, 2013).

Exhibit No.	Description

10.1	Form of Amendment to 8% Convertible Debenture dated January 12, 2013 (incorporated by reference to Exhibit 10.2(b) to the Registrant’s annual report on Form 10-K, filed with the SEC on March 19, 2013).

10.2	Acknowledgement Agreement dated March 11, 2013 (incorporated by reference to Exhibit 10.3(b) to the Registrant’s annual report on Form 10-K, filed with the SEC on March 19, 2013).

10.3	Employment Agreement, dated January 22, 2013, between Innovus Pharmaceuticals, Inc. and Bassam Damaj, Ph.D. (incorporated by reference to Exhibit 10.4 to the Registrant’s annual report on Form 10-K, filed with the SEC on March 19, 2013).

10.4	2013 Equity Incentive Plan of the Registrant, effective February 15, 2013, filed on February 15, 2013 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8, filed on February 15, 2013).

10.5	Form of Restricted Stock Agreement under the Registrant’s 2013 Equity Incentive Plan, effective February 15, 2013 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8, filed on February 15, 2013).

10.6	Form of Stock Unit Agreement under the Registrant’s 2013 Equity Incentive Plan, effective February 15, 2013 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8, filed on February 15, 2013).

10.7	Form of Nonstatutory Stock Option Agreement under the Registrant’s 2013 Equity Incentive Plan (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8, filed on February 15, 2013).

10.8	Form of Incentive Stock Option Agreement under the Registrant’s 2013 Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8, filed on February 15, 2013).

10.9	8% Convertible Debenture dated January 22, 2013 between Innovus Pharmaceuticals, Inc. and Bassam Damaj, Ph.D (incorporated by reference to Exhibit 10.11(a) to the Registrant’s annual report on Form 10-K, filed with the SEC on March 19, 2013).

10.10	Amended and Restated 8% Convertible Debenture dated March 18, 2013 between Innovus Pharmaceuticals, Inc. and Bassam Damaj, Ph.D (incorporated by reference to Exhibit 10.11(b) to the Registrant’s annual report on Form 10-K, filed with the SEC on March 19, 2013).

31.1*	Certification of the Registrant’s Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).

32.1**	Certification of the Registrant’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. SS. 1350, as adopted pursuant to SS. 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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

*** Pursuant to Rule 406T of regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2013

Innovus Pharmaceuticals, Inc.
By	s/Bassam Damaj
President and Chief Executive Officer (Principal Executive and Financial Officer and Duly Authorized to Sign on the Behalf of Registrant)

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS

Cash	$112,759	$18,445

Total Current Assets	112,759	18,445

TOTAL ASSETS	$112,759	$18,445

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$58,616	$1,602
Accrued salary	69,863	-
Convertible debentures - related parties	426,768	162,668
Promissory notes	-	50,000
Accrued interest payable	17,581	16,596

Total Current Liabilities	572,828	230,866

STOCKHOLDERS' DEFICIT

Common stock; 150,000,000 shares authorized, at $0.001 par value, 16,647,782 and 1,325,125 shares issued and outstanding, respectively	16,356	16,198
Additional paid-in capital	2,309,745	2,220,202
Deficit accumulated during the development stage	(2,786,170)	(2,448,821)

Total Stockholders' Deficit	(460,069)	(212,421)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$112,759	$18,445

The accompanying notes are an integral part of these consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

			From
			October 31, 2008
			(Inception)
	For the Three Months Ended		Through
	March 31,		March 31,
	2013	2012	2013

REVENUES	$-	$-	$-

OPERATING EXPENSES

Research and development	-	-	80,960
Professional fees	219,014	44,822	514,245
Investment banking fees	-	-	1,954,865
Compensation	69,863	-	69,863
General and administrative	42,939	11,455	193,627

Total Operating Expenses	331,816	56,277	2,813,560

LOSS FROM OPERATIONS	(331,816)	(56,277)	(2,813,560)

INTEREST EXPENSE	(5,533)	(3,983)	(113,849)

LOSS BEFORE INCOME TAXES	(337,349)	(60,260)	(2,927,409)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(337,349)	$(60,260)	$(2,927,409)

BASIC LOSS AND DILUTED LOSS PER SHARE	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,425,560	1,352,004

The accompanying notes are an integral part of these financial statements.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	(Shares)	(Amount)	Capital	Stage	Deficit

Balance at Inception on October 31, 2008	-	$-	$-	$-	$-

Balance on December 31, 2008	-	-	-	-	-

Common stock issued in FasTrack asset purchase	13,372,284	13,372	12,648	-	26,020

Common stock issued in Sorrento business combination	-	-	11,000	-	11,000

Deemed distribution for the value of assets acquired from Apricus Bio	-	-	-	(396,878)	(396,878)

Net loss for the year ended December 31, 2009	-	-	-	(27,370)	(27,370)

Balance at December 31, 2009	13,372,284	13,372	23,648	(424,248)	(387,228)

Common stock issued for compensation of board members	381,761	382	368	-	750

Deemed contribution for the value of assets sold to Apricus Bio	-	-	204,896	-	204,896

Net loss for the year ended December 31, 2010	-	-	-	(69,923)	(69,923)

Balance at December 31, 2010	13,754,045	13,754	228,912	(494,171)	(251,505)

Common stock issued for services rendered	134,364	134	6,866	-	7,000

Common stock issued for compensation of officer	833,668	834	804	-	1,638

Forgiveness of interest by Apricus Bio	-	-	4,021	-	4,021

Contibution to capital arising from conversion of convertible promissory notes held by Apricus Bio at Merger date pursuant to terms of convertible note, resulting in the future issuance of 135,888 shares of common stock in March 2012 to Apricus Bio	-	-	538,117	-	538,117

Common stock issued for net assets acquired in reverse-merger	1,325,125	1,325	(63,050)	-	(61,725)

Issuance of warrants to investment banker for services	-	-	1,904,865	-	1,904,865

Reclassification of shares issuable to FasTrack shareholders pursuant to rescission offer	(14,722,077)	(14,722)	(14,204)	-	(28,926)

Net loss for the year ended December 31, 2011	-	-	-	(2,256,252)	(2,256,252)

Balance at December 31, 2011	1,325,125	1,325	2,606,331	(2,750,423)	(142,767)

Common stock issued on conversion of Apricus Bio promissory note (see contribution recognition in 2011)	135,888	136	(136)	-	-

Common stock issued for cash at $0.75 per share	134,000	134	100,366	-	100,500

Common stock issued in conversion of debt	16,580	17	12,418	-	12,435

Expiration of FasTrack rescission offer and resultant reclassification to stockholders deficit	14,722,077	14,722	14,204	-	28,926

Common stock and related contribution eliminated upon settlement agreement with Apricus Bio	(135,888)	(136)	(537,981)	538,117	-

Cash payment received pursuant to related-party settlement agrement	-	-	25,000	-	25,000

Net loss for the year ended December 31, 2012	-	-	-	(236,515)	(236,515)

Balance at December 31, 2012	16,197,782	$16,198	$2,220,202	$(2,448,821)	$(212,421)

Common stock issued to consultant (unaudited)	8,333	8	3,742	-	3,750

Common stock issued for investor relations services (unaudited)	150,000	150	85,801	-	85,951

Net loss for the three months ended March 31, 2013 (unaudited)	-	-	-	(337,349)	(337,349)

Balance at March 31, 2013 (unaudited)	16,356,115	16,356	2,309,745	(2,786,170)	(460,069)

The accompanying notes are an integral part of these consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

			From
			October 31, 2008
			(Inception)
	For the Three Months Ended		Through
	March 31,		March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(337,349)	$(60,260)	$(2,927,409)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	89,701	-	99,089
Value of warrants granted to investment banker	-	-	1,904,865
Non-cash interest expense (including a discount on conversion of Apricus Bio convertible notes of $48,920)	-	-	91,461
Promissory note issued for services rendered	-	-	50,000
Research and development expense recognized upon purchase of SSAO inhibitor assets	-	-	20,000
Expenses paid on behalf of the Company by Apricus Bio	-	-	25,990
Changes in operating assets and liabilities
Related-party payable	-	-	12,668
Interest payable	985	3,983	18,016
Accrued salaries	69,863	-	69,863
Accounts payable	57,014	3,724	58,616

Net Cash Used in Operating Activities	(119,786)	(52,553)	(576,841)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of loans from officers	-	-	23,603
Repayment of loans from officers	-	(12,500)	(23,603)
Repayment of notes payable	(50,000)	-	(50,000)
Proceeds from related-party settlement agreement	-	-	25,000
Proceeds from stock issued for cash	-	-	100,500
Proceeds from convertible debt - related party	264,100	100,000	614,100

Net Cash Provided by Financing Activities	214,100	87,500	689,600

NET CHANGE IN CASH	94,314	34,947	112,759

CASH AT BEGINNING OF PERIOD	18,445	25,014	-

CASH AT END OF PERIOD	$112,759	$59,961	$112,759

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

See Note 7 for disclosure of non-cash financing activities

The accompanying notes are an integral part of these financial statements.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

In the opinion of Management, the accompanying condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows of Innovus Pharmaceuticals, Inc. (the “Company,” “we,” “us,” or “our”) for the periods presented herein. The condensed balance sheet as of December 31, 2012 has been derived from audited financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (the "SEC"). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

NOTE 2 - LIQUIDITY AND PLAN OF OPERATION

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern.

The Company’s operations have been financed through advances from officers and directors and related parties and to a lesser extent from outside capital.

In February 2013, the Company signed a binding term sheet for the acquisition of a portfolio of products. The initial purchase price for this portfolio will be in the form of our common stock, with subsequent royalty payments in cash. In April 2013, the Company acquired Ex-US rights to CIRCUMserum, a product for male sexual dysfunction. See Notes 8 and 9.

During the quarter ended March 31, 2013, the Company issued a $70,000 convertible debenture to a board member. The Company also entered into a convertible debenture agreement with the Company’s President and Chief Executive Officer for up to $250,000. The maximum amount of funding under this debenture was increased to $500,000 in March 2013 and to $1,000,000 in May 2013. See Notes 5 and 9. In April 2013, certain debenture holders extended the maturity of their notes to July 1, 2014. See Note 9.

The Company anticipates that it will continue to incur significant losses at least until successful commercialization of one or more of its products. The Company may not be successful in commercializing products or raising outside capital to allow the Company to continue as a going concern. Management has projected that cash on hand, plus the funds available from the President and Chief Executive Officer, will be sufficient to allow it to continue its operations and commence the product development process for selected products through July 1, 2014. The Company has flexibility to slow down or defer its product development activities if necessary.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

NOTE 2 - LIQUIDITY AND PLAN OF OPERATION (Continued)

Over the next few years, the Company expects to require additional funding and this funding will depend, in part, on the timing and structure of potential business arrangements. When the Company requires additional funds, general market conditions or the then-current market price of the Company’s common stock may not support capital raising transaction such as additional public or private offerings of common stock or strategic alliances with third parties on acceptable terms to the Company, or at all. If the Company requires additional funds and it is unable to obtain them on a timely basis or on terms favorable to the Company, the Company may be required to scale back its development of new products, sell or license some or all of its technology or assets, or curtail or cease operations.

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

Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees in accordance with ASC 718 "Compensation - Stock Compensation" whereby the fair value of the share-based payment transaction is determined on the grant date. The Company accounts for stock-based compensation issued to non-employees and vendors in accordance with the provisions of ASC 505-50 "Equity-Based Payments to Non-Employees" whereby the fair value of the share-based payment transaction is determined at the earlier of performance commitment date or the performance completion date.

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the year. Due to net losses for the three month periods ended March 31, 2013 and 2012, the effect of the potential common shares resulting from warrants was excluded, as the effect would have been anti-dilutive. Potentially dilutive common stock equivalents include warrants to purchase the Company’s common stock (warrants to purchase 291,667 shares of the Company’s common stock at March 31, 2013) , which were excluded from the net loss per share calculations due to their anti-dilutive effect.

	For the Three Months Ended
	March 31,
	2013	2012
Net loss (numerator)	$(337,349)	$(60,260)
Common shares (denominator)	16,425,560	1,352,004
Net loss per share amount	$(0.02)	$(0.04)

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

Comprehensive Income

In February 2013, the FASB issued an update to ASC 220, Comprehensive Income. The update to ASC 220 establishes standards for the reporting and presentation of comprehensive income. The company has no other comprehensive income for the three months ending March 31, 2013 and 2012, therefore net loss is the same as total comprehensive loss.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. During the year ended December 31, 2012 the Company repaid $12,500 on this amount, and converted the remaining $74,668 into a convertible debenture (see Note 5).

NOTE 5 – CONVERTIBLE DEBENTURES – RELATED PARTIES

On January 13, 2012, the Board of Directors authorized the issuance of a total of $174,668 in promissory notes (the “January 2012 Notes”) to six individuals.  One Note for $74,668 was issued to one accredited investor in exchange for the liabilities assumed from North Horizon, Inc. upon the 2011 reverse merger.

The five remaining January 2012 Notes for a total of $100,000 in new cash infusion were issued to five individuals, three of whom are members of the Company’s Board of Directors.   The January 2012 Notes bear an annual interest rate of 8% and were payable in cash at the earlier of January 13, 2013 or when the Company completes a financing with minimum proceeds of $4 million (the “Financing”).   The holders of the January 2012 Notes have the right to convert their principal and interest accrued into the Company’s securities (“New Financing Securities”) that will be issued to the investors in the Financing.  In the event the Company defaults on repayment, or if the Company fails to complete a Financing within one year of the date the notes were issued, the annual interest rate would increase to 13% and the holders of the January 2012 Notes would have the right to convert at $0.05 per share. The Company does not have the right to pre-pay the January 2012 Notes.

The embedded conversion feature is contingent upon the occurrence of the future Financing. The value of the contingent conversion feature, if beneficial, will be recognized when the contingencies are resolved.

Through December 31, 2012, $12,000 (plus accrued interest of $435) of such notes were converted into 16,580 shares of common stock (see Note 11), leaving a balance of $162,668 at December 31, 2012. Interest expense recognized for the year ended December 31, 2012 was $17,031 and for the quarter ended March 31, 2013 was $3,746.

On January 29, 2013, the holders of the outstanding January 2012 Notes (totaling $162,668 in principal) agreed to extend the maturity date to January 14, 2014 at the same interest rate of 8% per annum, and to extend the date for optional conversion to common stock to January 14, 2014.

On January 15, 2013, the Company borrowed $70,000 from a director of the Company in the form of a convertible note. The note is identical to the January 2012 Notes as extended.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

NOTE 5 – CONVERTIBLE DEBENTURES – RELATED PARTIES (Continued)

Line of Credit – Convertible Note

On January 22, 2013, the Company also issued a convertible debenture to its President and Chief Executive Officer for up to $250,000. On March 18, 2013, the Company subsequently amended and restated this convertible debenture to increase the maximum principal amount to $500,000. The amended terms require the officer to provide additional funds under such debenture if the Company has insufficient liquidity to meet any material payment obligations arising in the ordinary course of business as they come due, up to the maximum of $500,000 in funding. The funding commitment increases by the gross amount of any cash salary, bonus or severance payments provided to the officer under his employment agreement with the Company. The officer’s salary has been accrued and not paid under the provision of such employment agreement stating that salary payments will be accrued and not paid for so long as payment of such salary would jeopardize the Company’s ability to continue as a going concern. The officer’s funding commitment under the amended and restated convertible debenture terminates on the earlier to occur of (i) the consummation of one or more transactions pursuant to which the Company raises net proceeds of at least $500,000 or (ii) January 1, 2014.

During the three months ended March 31, 2012 the Company borrowed $264,100 on the line of credit. As of March 31, 2013 the Company owed a balance of $264,100 on the line of credit.

At March 31, 2013 and December 31, 2012 there was an aggregate of $426,768 and $162,668, respectively due under the convertible debentures. See Note 9 for discussion of the further extension of the convertible debentures to July 1, 2014

NOTE 6 – STOCKHOLDERS’ EQUITY

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

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

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

No FasTrack stockholder accepted the offer. Through the date of rescission offer expiration (April 14, 2012), the Company recognized the amounts potentially refundable under this offer as a liability. The rescission offer may not have been effective to extinguish liabilities the Company may have to the former FasTrack stockholders under federal or applicable state securities laws. Accordingly, liability may not lapse until all applicable statutes of limitation run. The former FasTrack stockholders reside in different jurisdictions and the statutes of limitation in those jurisdictions have different terms, the longest being four years. In some cases, claims may not be extinguished at the expiration of such limitation periods. The Company is unable to predict if any former FasTrack stockholder will make a claim or if pursued what the outcome may be. The Company determined that the potential liability after completion of the rescission offer is neither probable nor reasonably estimable, and accordingly, upon expiration of the rescission offer, the amount of such liability was reclassified to stockholders’ deficit, and no liability is recorded for this contingency in the accompanying consolidated balance sheet as of December 31, 2012 or thereafter.

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

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

Issuances of Common Stock

On February 7, 2013 the Company entered into an agreement to issue 300,000 shares of common stock to a third party pursuant to a Consulting Agreement. The term of the consulting agreement is three years, with one thirty-sixth of the 300,000 shares vesting each month. Through March 31, 2013 the Company has issued 8,333 shares of common stock pursuant to the agreement. These shares were valued at $0.45 per share, being the closing market price of the common stock on the date of issuance, for an aggregate value of $3,750.

On January 17, 2013 the Company entered into an Investor Relations Agreement with a third party. This agreement called for the Company to issue an aggregate of 250,000 shares of common stock as consideration for investor relations services to be rendered. The 250,000 shares were to be issued as follows: 1) 50,000 shares to be issued on the date Company’s Board of Directors approves the Agreement, 2) an additional 50,000 shares to be issued on each of the following dates: February 17, 2013, March 17, 2013, April 17, 2013 and May 17, 2013. As of March 31, 2013 the Company has issued the first 150,000 shares pursuant to this agreement. All issued shares have been valued at the closing price of the Company’s common stock on the date of issuance. The aggregate value of the 150,000 shares issued pursuant to this Agreement through March 31, 2013 was $85,800, which corresponds to the service period of the investor relations services.

NOTE 7 – NON CASH FINANCING ACTIVITIES

Three-month period ended March 31, 2012:

·	$74,668 payable to a related party was converted into a convertible note.

The Company issued 135,888 of common shares to Apricus Bio, related to the conversion of convertible promissory that took place in December 2011.

NOTE 8 – SIGNIFICANT EVENTS

Asset Acquisition Agreements

On February 8, 2013, the company signed a binding term sheet for the acquisition of a portfolio of nine (9) US prescription products from Prospector Capital Partners II (“Prospector”). The products are in the areas of dermatology, respiratory and autoimmune diseases. There can be no assurance that the transaction will close.

On February 27, 2013, the Company signed a binding term sheet for the acquisition of the ex-US rights to CIRCUMserum, an OTC product to increase the sensitivity of the skin of the penis, from Centric Research Inc. This transaction closed on April 19, 2013 (see note 9).

Executive Incentive Plan

On February 15, 2013, the Company adopted its 2013 Equity Incentive Plan, and approved forms of award agreements under the 2013 Equity Plan, including the forms of restricted stock agreement, stock unit agreement, nonstatutory stock option agreement and incentive stock option agreement. The Company has reserved 10,000,000 shares for issuance under its 2013 Equity Incentive Plan, and 6,000,000 of those shares are reserved under the award issued to Dr. Damaj, the President and Chief Executive Officer. As of March 31, 2013 no shares have been issued pursuant to this Plan.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

NOTE 9 – SUBSEQUENT EVENTS

Issuance of Common Stock

On April 17, 2013 the Company issued 50,000 shares of common stock to an investor relations consultant pursuant to an Investor Relations Agreement dated January 17, 2013.

Asset Purchase Agreement

On April 19, 2013, the Company entered into an Asset Purchase Agreement with Centric Research Institute, Inc., or CRI, pursuant to which the Company acquired:

•	all of CRI’s rights in past, present and future CIRCUMserumTM product formulations and presentations, and
•	an exclusive, perpetual license to commercialize CIRCUMserumTM products in all territories except for the United States of America.

CRI will retain commercialization rights for CIRCUMserumTM in the United States.

In consideration for such assets and license, the Company agreed to issue to CRI shares of its common stock valued at $250,000 within 10 days of the closing. The Company issued 631,313 shares of common stock to CRI in this regard. The Company will be required to issue to CRI shares of its common stock valued at $100,000 within 30 days of receiving human safety data showing no serious adverse events and minimal-to-no adverse events related to use of the Product. The Company will be required to issue to CRI additional shares of its common stock valued at $100,000 within 30 days of receiving statistically significant positive human clinical efficacy safety data in a certain indication for product. In each case, the number of shares to be issued was or will be determined based on the average of the closing price for the 10 trading days immediately preceding the issue date. CRI will have certain “piggyback” registration rights with respect to the shares described above, which rights provide that, if the Company registers shares of its common stock under the Securities Act in connection with a public offering, CRI will have the right to include such shares in that registration, subject to certain exceptions.

In connection with this transaction, the Company engaged Dr. Albert Liu, CEO of CRI, as a consultant to assist in the technology transfer and manufacturing of the product. In consideration of such services, the Company agreed to issue to Dr. Liu shares of its common stock valued at $25,000 on each of the 30th, the 60th and the 90th day following the closing. In each case, the number of shares to be issued was or will be determined based on the average of the closing price for the 10 trading days immediately preceding the issue date. The issuance of such shares will be pursuant to our 2013 Equity Incentive Plan.

The Asset Purchase Agreement also requires Company to pay to CRI up to $7 million in cash milestone payments based on first achievement of annual net sales targets plus a royalty based on annual net sales. The obligation for these payments expires on April 19, 2023 or the expiration of the last of CRI’s patent claims covering the product or its use outside the United States, whichever is sooner.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

NOTE 9 – SUBSEQUENT EVENTS (Continued)

Amendments to 8% Convertible Debentures

On May 6, 2013, the Company agreed with Dr. Bassam Damaj, its President and Chief Executive Officer, to amend his Amended and Restated 8% Convertible Debenture, dated March 18, 2013, to extend its maturity date from January 14, 2014 to July 1, 2014, and to increase from $500,000 to $1,000,000 the amount of money the Company may request to borrow from time to time under the debenture. As of the date of this of this report, the Company has borrowed $264,100 under Dr. Damaj’s debenture.

Additionally, on May 6, 2013, the Company agreed with three holders of its other outstanding 8% Convertible Debentures (issued in January 2012) to extend the maturity date of such debentures from January 14, 2014 to July 1, 2014. These debentures have an aggregate principal amount of $68,000 and are held by directors Vivian Liu ($50,000 in principal amount), Henry Esber ($13,000 in principal amount) and Ziad Mirza ($5,000 in principal amount).

Each of the debentures described above bears an annual interest rate of 8% and is payable in cash at the earlier of July 1, 2014, or when the Company closes (in one or more transactions) a private placement of equity, equity-equivalent, convertible debt or debt financing in which the Company receives total gross proceeds of at least $4 million, which financing is hereafter referred to as a PIPE financing. The holders of these debentures have the option to convert the principal amount of the debentures and accrued interest into securities that may be issued by the Company in a PIPE financing, on the same terms as the investors in such financing. If the Company is unable to close a PIPE financing by July 1, 2014, the interest rate under the debentures will increase from 8% to 13%, and the holders of the debentures will have the option to convert the debentures into shares of the Company’s common stock at a conversion rate of $0.05 per share.

