Form 10-Q
period 2013-06-30
INNOVUS PHARMACEUTICALS, INC.
filed 2013-08-13
CIK 1411879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended June 30, 2013.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act.

For the transition period from ___ to ____.

Commission File Number: 000-52991

INNOVUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0835572
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4275 Executive Square, Suite 200,
La Jolla CA	92037
(Address of Principal Executive Offices)	(Zip Code)

858-964-5123

(Registrant’s telephone number, including area code)

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

Yes ☐                 No ☒

Outstanding Shares

As of August 8, 2013, the registrant had 17,734,430 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Condensed Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS

Cash	$137,579	$18,445
Prepaid expenses	2,939	-
Accounts receivable	280	-
Deposits	3,200	-

Total Current Assets	143,998	18,445

OTHER ASSETS

CIRCUMserum License (see note 8)	250,000	-

TOTAL ASSETS	$393,998	$18,445

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$94,298	$1,602
Accrued compensation	173,676	-
Accrued interest payable (current portion)	5,392	16,596
Convertible debentures - related parties (current portion) (see Note 6)	90,000	162,668
Convertible debt - related party, net of discount of $7,007 and $0, respectively (see Note 7)	42,993	-
Promissory notes	-	50,000

Total Current Liabilities	406,359	230,866

NON-CURRENT LIABILITIES

Accrued interest payable (non-current portion)	21,704	-
Convertible debentures - related parties (non-current portion) (see Note 6)	361,768	-

Total Non-Current Liabilities	383,472	-

TOTAL LIABILITIES	789,831	230,866

STOCKHOLDERS' DEFICIT

Common stock; 150,000,000 shares authorized,
at $0.001 par value, 17,657,101 and 16,197,782
shares issued and outstanding, respectively	17,657	16,198
Additional paid-in capital	4,489,901	2,220,202
Deficit accumulated during the development stage	(4,903,391)	(2,448,821)

Total Stockholders' Deficit	(395,833)	(212,421)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$393,998	$18,445

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended		From October 31, 2008(Inception) Through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013
REVENUES	$396	$-	$396	$-	$396
COST OF GOODS SOLD	117	-	117	-	117

GROSS PROFIT	279	-	279	-	279

OPERATING EXPENSES

Research and development	-	-	-	-	80,960
Investment banking fees	-	-	-	-	1,954,865
Stock compensation	1,612,647	-	1,682,510	-	1,682,510
General and administrative	494,328	49,849	756,281	106,126	1,202,200

Total Operating Expenses	2,106,975	49,849	2,438,791	106,126	4,920,535

LOSS FROM OPERATIONS	(2,106,696)	(49,849)	(2,438,512)	(106,126)	(4,920,256)

OTHER EXPENSE
Interest expense	(10,525)	(4,472)	(16,058)	(8,455)	(124,374)

Total Other Expense	(10,525)	(4,472)	(16,058)	(8,455)	(124,374)

NET LOSS	$(2,117,221)	$(54,321)	$(2,454,570)	$(114,581)	$(5,044,630)

BASIC LOSS AND DILUTED
LOSS PER SHARE	$(0.12)	$(0.00)	$(0.15)	$(0.02)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	16,973,163	13,764,648	16,614,686	7,593,514

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			From
			October 31, 2008
			(Inception)
	For the Six Months Ended		Through
	June 30,		June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,454,570)	$(114,581)	$(5,044,630)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock compensation	1,682,510	-	1,682,510
Common stock issued for services	195,991	-	205,379
Value of warrants granted to investment banker	-	-	1,904,865
Accretion of debt discount	1,009	-	1,009
Non-cash interest expense (including a discount
on conversion of Apricus Bio convertible notes
of $48,920)	-	-	91,897
Promissory note issued for services rendered	-	-	50,000
Research and development expense
recognized upon purchase of SSAO inhibitor assets	-	-	20,000
Expenses paid on behalf of the Company by Apricus Bio	-	-	25,990
Changes in operating assets and liabilities
Accounts receivable	(280)	-	(280)
Prepaid expenses	(2,939)	-	(2,939)
Deposits	(3,200)	-	(3,200)
Accounts payable	92,697	(1,162)	94,298
Accrued compensation	173,676	-	173,676
Interest payable	10,500	8,455	27,096
Related-party payable	-	(12,500)	-

Net Cash Used in Operating Activities	(304,606)	(119,788)	(774,329)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of loans from officers	-	-	23,603
Repayment of loans from officers	-	-	(23,603)
Repayment of notes payable	(50,000)	-	(50,000)
Proceeds from related-party settlement agreement	-	-	25,000
Proceeds from stock issued for cash	134,640	100,500	235,140
Proceeds from convertible debt - related party	50,000	-	50,000
Proceeds from convertible debentures - related party	289,100	100,000	651,768

Net Cash Provided by Financing Activities	423,740	200,500	911,908

NET CHANGE IN CASH	119,134	80,712	137,579

CASH AT BEGINNING OF PERIOD	18,445	25,014	-

CASH AT END OF PERIOD	$137,579	$105,726	$137,579

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

See Note 7 for disclosure of non-cash financing activities

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS OF THE COMPANY

Innovus Pharmaceuticals, Inc., together with its subsidiaries (collectively referred to as “Innovus” or the “Company”) is an emerging pharmaceuticals company that delivers innovative and uniquely presented and packaged health solutions through its over-the-counter medicines and consumer and health products. Innovus is located in La Jolla, California. In its current state, the Company considers itself in a development stage.

NOTE 2 – LIQUIDITY AND PLAN OF OPERATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP), which contemplate continuation of the Company as a going concern.

The Company’s operations have been financed primarily through advances from officers and directors and related parties, and to a lesser extent from outside capital.

In February 2013, the Company signed a binding term sheet for the acquisition of a portfolio of products. Subsequent to signing the binding term sheet the respective parties were not able to reach agreement on a definitive agreement and as a result the Company did not acquire the portfolio of products. In April 2013, the Company acquired ex-US rights to CIRCUMserum, a product for male sexual dysfunction. See Note 8.

During the six months ended June 30, 2013, the Company issued a $70,000 convertible debenture to a member of its board of directors, entered into a convertible debenture line of credit agreement with the Company’s President and Chief Executive Officer under which the Company may borrow up to $1,000,000, sold a convertible debt instrument to a member of its Business and Finance Advisory Board for $50,000 and sold 416,841 shares of common stock for proceeds of $134,640 to a related party. See Notes 6, 7 and 9. Additionally, certain debenture holders extended the maturity of their debentures to July 1, 2014. See Note 12.

The Company expects that its existing capital resources, including the funds it may borrow under the line of credit convertible debenture entered into with its President and Chief Executive Officer (see Note 6), of which $780,900 remains available to borrow at June 30, 2013, will be sufficient to allow the Company to continue its operations and commence the product development process for selected products through July 1, 2014. However, the Company’s actual needs will depend on numerous factors, including timing of introducing its products to the marketplace, its ability to attract ex-US distributors for its products, its ability to in-license or develop new product candidates and its ability to finalize merger and acquisition activities. As a result, the Company’s actual capital needs may substantially exceed its anticipated capital needs and the Company may have to substantially modify or terminate current and planned commercial and development operations, enter into strategic relationships or merge or be acquired by another company. As a result, the Company’s business may be materially harmed, its stock price may be adversely affected, and its ability to raise additional capital may be impaired.

The Company will need to raise substantial additional funds to support its long-term product development and commercialization programs. The Company regularly consider various fund raising and strategic alternatives, including, for example, debt or equity financing and merger and acquisition alternatives. The Company may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its products; obtain funds through arrangements with licensees or others that may require the Company to relinquish rights to certain of its products that it might otherwise seek to develop or commercialize on its own; significantly restructure operations and implement cost saving initiatives, including but not limited to, reductions in salaries and/or elimination of employees and consultants or cessation of operations; or, merge or be acquired by another company.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

These unaudited condensed consolidated financial statements have been prepared by management in accordance U.S. GAAP, and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiary; FasTrack Pharmaceuticals, Inc. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the SEC. The results for the period ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2013 or for any future period.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(b) Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include income taxes, realizability of deferred tax assets, intangible assets, and equity-based instruments. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates.

(c) Fair Value Measurement

The Company’s financial instruments are cash, trade accounts receivable, accounts payable, accrued liabilities, convertible debentures and a convertible debt instrument. The recorded values of cash, trade accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of convertible debentures, and convertible debt, net of the discount, approximate the fair value as the interest rate (stated or effective) approximates market rates.

The Company follows a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving significant unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

•	Level 1 measurements are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 measurements are inputs other than quoted prices included in Level 1 that are observable either directly or indirectly.

•	Level 3 measurements are unobservable inputs.

(d) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. Cash held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (FDIC) on such deposits. As of June 30, 2013 and December 31, 2012, the Company has $280 and zero, respectively, in trade accounts receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. There have been no write-offs of trade accounts receivable during the periods presented.

(e) Concentration of Suppliers

The Company is in the process of entering into agreements with contract manufacturers to manufacture its products, including CIRCUMserum, EjectDelay and the Apeaz line of products. In some instances, the Company will be dependent upon a single vendor. The loss of one of these vendors could have a material adverse effect upon the Company’s operations.

(f) Income Taxes

Income taxes are provided for using the asset and liability method whereby deferred tax assets and liabilities are recognized using current tax rates on the difference between the financial statement carrying amounts and the respective tax basis of the assets and liabilities. The Company provides a valuation allowance on deferred tax assets when it is more likely than not that such assets will not be realized.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognized interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying statements of operation. Accrued interest and penalties are included within the related tax liability in the consolidated balance sheets.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(h) Revenue Recognition, Trade Receivables and Deferred Revenue

The Company recognizes revenue from product sales in accordance with ASC 605, Revenue Recognition. The Company ships product to its customers pursuant to purchase agreements or orders. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to its customers, the selling price is fixed and collection is reasonably assured. Revenue from product sales is generally recognized upon customer receipt and acceptance of the product. Beginning in 2013, the Company recognized revenue from sales of CIRCUMserum (See Note 8). The Company expects revenues to increase in the future when it enters into distribution and supply agreement for its products outside the United States and as it begins to promote its product in the United States.

Trade accounts receivables are recorded for product sales and do not bear interest. The Company regularly evaluates the collectability of its trade receivables. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, the Company considers a number of factors including the aging of a customer’s account, credit worthiness of specific customers, historical trends and other information. The Company reviews its allowance for doubtful accounts monthly. The Company did not incur any losses related to customer bad debts during the three and six months ended June 30, 2013 and 2012. At June 30, 2013 and December 31, 2012, the allowance for doubtful accounts was zero for both periods.

(i) Return Policy

The Company provides a customer satisfaction warranty on all of its products within the first 20 days after product purchase. Estimated return costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

The estimated return reserve, which is included in accounts payable and accrued liabilities, was insignificant at June 30, 2013 and December 31, 2012.

(j) Research and Development Costs

Research and development (R&D) costs, including research performed under contract by third parties, are expensed as incurred. Major components of R&D expenses consist of testing, clinical trials, material purchases and regulatory affairs.

(k) Stock-based Compensation

The Company accounts for stock based compensation by recognizing the fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes stock compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock and stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the stock or stock options at the time they are issued and are expensed as service is provided.

(l) Comprehensive Loss

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity (deficit) that, under U.S. GAAP, are excluded from net income (loss). Comprehensive income (loss) was the same as net income (loss) for the three and six months ended June 30, 2013 and 2012 as the Company has no other comprehensive income.

(m) Earnings per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three and six months ended June 30, 2013 and 2012, basic earnings per share are the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive.

The following reconciliation shows the anti-dilutive shares excluded from the calculation of basic and diluted earnings (loss) per common share attributable to the Company for the three and six months ended June 30, 2013 and 2012:

	As of June 30
	2013	2012

Gross number of shares excluded:
Restricted stock units	7,050,000	-
Stock options	30,000	-
Total	7,080,000	-

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTION

The Company has recorded expenses paid on its behalf by its stockholders as a related party payable. During the six months ended June 30, 2012, the Company repaid $12,500 on this amount, and converted the remaining $74,668 into a convertible debenture (see Note 6).

On June 12, 2013, the Company entered into subscription agreements for the sale of 416,841 shares of common stock at a purchase price of $0.3230 per share, which is the average closing price of the common stock over the 10-day trading period that ended on the day immediately prior to the date the Company entered into the subscription agreement. The Company received gross proceeds of approximately $134,640. The shares were issued to individual retirement accounts for the benefit of a related party (see Notes 6, 7, and 9).

NOTE 5 – CURRENT LIABILITIES

Accrued Compensation

Accrued compensation includes accruals for employee wages and vacation pay. The components of accrued compensation, inclusive of payroll taxes, are as follows:

	30-Jun-12	31-Dec-12

Wages	163,356	-
Vacation	10,320	-
Total accrued compensation	173,676	-

Accrued employee wages relate primarily to wages owed to the Company’s Chief Executive Officer and President. Under the terms of his employment agreement, wages are to be accrued but no payment made for so long as payment of such salary would jeopardize the Company’s ability to continue as a going concern.

NOTE 6 – CONVERTIBLE DEBENTURES – RELATED PARTIES

January 2012 Convertible Debentures

On January 13, 2012, the Company’s Board of Directors authorized the issuance of 8% convertible debentures in the aggregate principal amount of $174,668 (the “January 2012 Debentures”) to six individuals.  One of the January 2012 Debentures, in the principal amount of $74,668, was issued to one accredited investor in exchange for the liabilities assumed from North Horizon, Inc. upon the 2011 reverse merger. The five other January 2012 Debentures, in an aggregate principal amount of $100,000, were issued in exchange for new cash infusion by five individuals, three of whom are members of the Company’s Board of Directors.

Under the terms of their original issuance, the January 2012 Debentures bear an annual interest rate of 8% and were payable in cash at the earlier of January 13, 2013 or when the Company completes a financing with minimum proceeds of $4 million (the “Financing”). The holders of the January 2012 Debentures had the right to convert their principal and interest accrued into the Company’s securities that are issued to the investors in the Financing.  In the event the Company defaulted on repayment, or if the Company failed to complete the Financing within one year of the date the notes were issued, the annual interest rate would increase to 13% and the holders would have the right to convert the principal and interest accrued into shares of the Company’s common stock at $0.05 per share. The Company does not have the right to pre-pay the January 2012 Debentures.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The embedded conversion feature is contingent upon the occurrence of the Financing. The value of the contingent conversion feature, if beneficial, will be recognized when the contingencies are resolved.

Through December 31, 2012, $12,000 (plus accrued interest of $435) of the January 2012 Debentures were converted into 16,580 shares of common stock (see Note 4), leaving an aggregate principal balance under the January 2012 Debentures of $162,668 at December 31, 2012 and June 30, 2013. Interest expense recognized for the three months ended June 30, 2013 and 2012 was $3,244 and $3,474, respectively, and interest expense recognized during the six months ended June 30, 2013 and 2012 was $6,453 and $6,461, respectively.

On January 29, 2013, the holders of the outstanding January 2012 Debentures (totaling $162,668 in principal) agreed to extend the maturity date of their debentures to January 14, 2014 at the same interest rate of 8% per annum, and to extend the date for optional conversion to common stock to January 14, 2014. Additionally, on May 6, 2013, three holders of the outstanding January 2012 Debentures (each of whom is a member of the Company’s Board of Directors and who hold a total of $68,000 in principal of the debentures) agreed to extend the maturity date of their debentures from January 14, 2014 to July 1, 2014 at the same interest rate of 8% per annum, and to extend the date for optional conversion to common stock to July 1, 2014. Finally, on August 9, 2013, a fourth holder of an outstanding January 2012 Debenture in the principal amount of $74,668 agreed to extend the maturity date of his debenture from January 14, 2014 to July 1, 2014 at the same interest rate of 8% per annum, and to extend the date for optional conversion to common stock to July 1, 2014.

As of the filing of this report as a result of amendments to the January 2012 Debentures, four of those debentures (totaling $142,668 in principal) have a maturity date and optional conversion date of July 1, 2014, and the fifth and final such debenture ($20,000 in principal) has a maturity date and optional conversion date of January 14, 2014.

January 2013 Convertible Debenture

On January 15, 2013, the Company borrowed $70,000 from a director of the Company in the form of a convertible debenture (the “January 2013 Debenture”). The terms of the January 2013 Debenture are identical to those of the January 2012 Debentures as amended on January 29, 2013, and as such, the January 2013 Debenture matures on January 14, 2014.

Line of Credit – Convertible Debenture

On January 22, 2013, the Company entered into a convertible debenture with its President and Chief Executive Officer (“LOC Convertible Debenture”). Under the terms of its original issuance: (1) the Company could request to borrow up to a maximum principal amount of $250,000 from time to time; (2) amounts borrowed bore an annual interest rate of 8%; (3) the amounts borrowed plus accrued interest is payable in cash at the earlier of January 14, 2014 or when the Company completes a financing with minimum gross proceeds of $4,000,000; and (4) the holder had sole discretion to determine whether or not to make an advance upon the Company’s request.

On March 18, 2013, the LOC Convertible Debenture was amended and restated. Under its amended and restated terms: (1) the Company could request to borrow up to $500,000; (2) amounts borrowed bore an annual interest rate of 8%; (3) the amounts borrowed plus accrued interest is payable in cash at the earlier of January 14, 2014 or when the Company completes a financing with minimum gross proceeds of $4,000,000; (4) the holder committed to advance funds (up to the maximum amount borrowable thereunder) to the Company upon its request if and to the extent the Company will have insufficient liquidity to meet any material payment obligations arising in the ordinary course of business as they come due; and (5) the holder’s funding commitment automatically terminated on the earlier of January 1, 2014 or when the Company completed a financing with minimum net proceeds of at least $500,000. In addition, the holder’s funding commitment increases by the gross amount of any cash salary, bonus or severance payments provided to the holder under his employment agreement with the Company. The holder’s salary has been accrued and not paid under the provision of such employment agreement stating that salary payments will be accrued and not paid for so long as payment of such salary would jeopardize the Company’s ability to continue as a going concern.

On May 6, 2013, the LOC Convertible Debenture was further amended (as amended and restated on March 18, 2013 and as further amended on May 6, 2013, the to: (1) extend its maturity date from January 14, 2014 to July 1, 2014 (or, if earlier, when the Company completes a financing with minimum gross proceeds of $4,000,000); (2) increase the maximum principal amount borrowable thereunder from $500,000 to $1,000,000; and (3) change the automatic termination of the holder’s funding commitment to the earlier of July 1, 2014 or when the Company completes a financing with minimum net proceeds of at least $1,000,000. The other material terms of the debenture were not changed.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the six months ended June 30, 2013, the Company borrowed $219,100 under the LOC Convertible Debenture. As of June 30, 2013, the Company owed a balance of $219,100 in principal amount under the LOC Convertible Debenture.

At June 30, 2013 and December 31, 2012, there was an aggregate of $451,768 and $162,668, respectively, in principal amount due under the January 2012 Debentures, the January 2013 Debenture and the LOC Convertible Debenture of which $90,000 is a current liability.

NOTE 7 – CONVERTIBLE DEBT - RELATED PARTY

On May 15, 2013, the Company issued a convertible debt instrument to a member of its Business and Finance Advisory Board in exchange for $50,000. The debt converts on the first of the following to occur: (1) the first anniversary of May 15, 2013; (2) the delivery of notice by the Company to the investor of the Company’s election to convert the convertible debt into shares of the Company’s common stock, which notice the Company can deliver at any time prior to the first anniversary of May 15, 2013; (3) the effective date of a liquidation event (as defined below); or (4) the closing of a financing in which the Company receives gross proceeds of at least $4 million. A “liquidation event” is defined as the merger of the Company, the sale of all or substantially all of the Company’s assets or the dissolution, consolidation or other corporate reorganization of the Company, in each case, in which the Company’s stockholders immediately prior to such transaction own capital stock of the surviving entity representing less than 50% of the combined voting power of the outstanding securities of such successor or combined entity immediately following such transaction.

If the debt converts as a result of the events described in clauses (1), (2) or (3) above, the Company must issue to the investor such number of shares of the Company’s common stock equal to (a) $50,000 plus 8% per annum simple interest accruing from May 15, 2013 and ending on the date of conversion, which we refer to as the “convertible amount,” divided by (b) 90% of the average closing price of our common stock for the 10 trading days immediately prior to the date of conversion or, in the event of conversion as a result of a liquidation event, 90% of the value of the consideration to be received in respect of a share of the Company’s common stock upon the liquidate event. If the debt converts as a result of the event described in clause (4) above, the Company must issue to the investor such number of the securities that the Company issued in the financing equal to (a) the convertible amount divided by (b) the per unit price of the securities that the Company issued in such financing.

The Company recorded the $50,000 in convertible debt as a liability at June 30, 2013. This amount has been reduced by $7,007 which represents the unamortized estimated fair value of debt discount relating to the 10% stock discount under the term of this convertible debt. The estimated fair value of the debt discount will be accreted through interest expense over the one year life of the convertible debt instrument. During the six months ended June 30, 2013 the Company accreted $1,010 of the debt discount as interest expense.

NOTE 8 – LICENSE AGREEMENT

On April 19, 2013, the Company and Centric Research Institute, Inc. (“CRI”) entered into an asset purchase agreement (the “CRI Asset Purchase Agreement”) pursuant to which the Company acquired:

•	all of CRI’s rights in past, present and future CIRCUMserumTM product formulations and presentations, and
•	an exclusive, perpetual license to commercialize CIRCUMserumTM products in all territories except for the United States of America.

CRI will retain commercialization rights for CIRCUMserumTM in the United States.

In consideration for such assets and license, the Company agreed to issue to CRI shares of the Company’s common stock valued at $250,000 within 10 days of the closing. The Company issued 631,313 shares to CRI in this regard. The Company will be required to issue to CRI shares of the Company’s common stock valued at $100,000 within 30 days of receiving human safety data showing no serious adverse events and minimal-to-no adverse events related to use of the product. The Company will be required to issue to CRI additional shares of the Company’s common stock valued at $100,000 within 30 days of receiving statistically significant positive human clinical efficacy safety data in a certain indication for the product. In each case, the number of shares to be issued was or will be determined based on the average of the closing price for the 10 trading days immediately preceding the issue date. CRI will have certain “piggyback” registration rights with respect to the shares described above, which rights provide that, if the Company registers shares of its common stock under the Securities Act in connection with a public offering, CRI will have the right to include such shares in that registration, subject to certain exceptions. The Company recorded an asset totaling $250,000 related to the CRI Asset Purchase Agreement and will amortize this amount over its estimated useful life of 10 years. The Company did not record amortization in the three or sixth months ended June 30, 2013 due to its immateriality. The Company commenced sales of CIRCUMserum in May 2013.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The CRI Asset Purchase Agreement also requires the Company to pay to CRI up to $7 million in cash milestone payments based on first achievement of annual net sales targets plus a royalty based on annual net sales. The obligation for these payments expires on April 19, 2023 or the expiration of the last of CRI’s patent claims covering the product or its use outside the United States, whichever is sooner.

In connection with this transaction, the Company engaged a consultant to assist in the technology transfer and manufacturing of the product. In consideration of such services, the Company agreed to issue to the consultant shares of its common stock valued at $25,000 on each of the 30th, 60th and 90th day following the closing of the CRI transaction. In each case, the number of shares issuable is determined based on the average of the closing price of the Company’s common stock for the 10 trading days immediately preceding the issue date (see Note 9).

NOTE 9 – SHAREHOLDERS’ EQUITY

Capital Stock

The Company is authorized to issue 150.0 million shares, all of which are common stock with a par value of $.001 per share.

Reverse Merger Between Innovus Pharmaceuticals, Inc. (formerly North Horizon) and FasTrack

On December 7, 2011, North Horizon, Inc. and FasTrack Pharmaceuticals, Inc. underwent a combination whereby both companies survived as legal entities, but FasTrack became a wholly-owned subsidiary of North Horizon. Pursuant to the merger agreement, North Horizon changed its name to Innovus Pharmaceuticals, Inc. The transaction was accounted as a reverse acquisition under provisions of ASC Topic 805 “Business Combinations.” As a result, the accompanying consolidated financial statements are issued under the name of the Company, which is the “legal acquirer,” but these financial statements are a continuation of FasTrack, the “accounting acquirer,” for all periods presented.

Subsequent to the December 7, 2011 reverse merger, questions arose as to whether the Company complied with federal and applicable state securities laws in connection with the issuance of shares of common stock to the FasTrack stockholders in connection with the Reverse Merger. On February 29, 2012, the Company made a rescission offer and provided detailed information to the FasTrack stockholders.

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

In addition, shares related to the convertible note of Apricus Bio (see Note 4), which was converted on December 21, 2011, were issued as of March 31, 2012 due to administrative delays.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents selected information as of December 31, 2011 as if all shares under the rescission rights and shares to Apricus Bio upon conversion of the notes payable were issued and outstanding as of December 31, 2011:

31-Dec-11

Shares issued and outstanding	1,325,125

Potential shares subject to recission rights	14,722,077

Shares issuable for conversion of Apricus Bio notes	135,888

Shares, which would have been issued and outstanding as if recission rights and outstanding as if recission rights were not granted and Apricus Bio shares were issued at the date of the Merger	16,183,090

Issuances of Common Stock

On January 17, 2013, the Company entered into an investor relations agreement with a third party pursuant to which the Company agreed to issue an aggregate of 250,000 shares of common stock in exchange for investor relations services to be rendered. The 250,000 shares were to be issued as follows: (1) 50,000 shares to be issued on the date Company’s Board of Directors approves the agreement; and (2) an additional 50,000 shares to be issued on each of the following dates: February 17, 2013, March 17, 2013, April 17, 2013 and May 17, 2013. As of June 30, 2013, the Company has issued all 250,000 shares. All issued shares have been valued at the closing price of the Company’s common stock on the date of issuance. The aggregate value of the 250,000 shares issued was $133,450, which corresponds to the service period of the investor relations services. The Company recognized expense of $85,950 and $133,450, respectively, under the investor relations agreement during the three and six months ended June 30, 2013.

On February 15, 2013, the Company entered into a restricted stock unit agreement with a consultant. Under the terms of the agreement, the Company issued 300,000 restricted stock units, with one thirty-sixth of the units vesting on the 7th of each month beginning on March 7, 2013, subject to the consultant’s continued service to the Company as of the vesting date. The Company will issue the shares subject to vested stock units on the date the consultant’s service to the Company terminates. Through June 30, 2013, 33,332 of the 300,000 restricted stock units had vested pursuant to the agreement. These restricted stock units were valued at the closing market price of the common stock on the date of vesting, for an aggregate value of $12,541. The restricted stock units were issued under the Company’s 2013 Equity Incentive Plan.

On April 19, 2013, the Company issued 631,313 shares of common stock to CRI pursuant to the CRI Asset Purchase Agreement which had a fair value of $250,000 (see Note 8).

On May 19, 2013 and June 18, 2013, the Company issued a total of 161,165 shares of common stock to a consultant under a consulting agreement (see Note 8). The shares were issued under the Company’s 2013 Equity Incentive Plan.

On June 21, 2013, the Company issued an aggregate of 416,841 shares of common stock for proceeds of $134,640 to a related party (see Note 4).

On June 28, 2013, the Company entered into an agreement with a consultant to provide GLP and non GLP drug development pre-clinical consulting services for CIRCUMserum and EjectDelay. In consideration of such services, the Company agreed to issue the consultant shares of its common stock valued at $80,200 in three installments. The first two issuances are to be made 15 and 45 days, respectively, following June 28, 2013. The third and final payment will be paid upon the delivery of the final study reports of certain pre-clinical studies. In each case, the number of shares to be issued will be determined based on the average of the closing price of the Company’s common stock for the 10 trading days immediately preceding the issue date. The shares will be issued under the Company’s 2013 Equity Incentive Plan.

Equity Plan

The Company has issued share-based stock and option awards to employees, non-executive directors and outside consultants under the Company’s 2013 Equity Incentive Plan (the “Incentive Plan”). The exercise price for all equity awards issued under the Incentive Plan is based on the fair market value of the common stock. Currently, because the Company’s common stock is quoted on the OTC Bulletin Board, the fair market value of the common stock is equal to the last-sale price reported by the OTC Bulletin Board as of the date of determination, or if there were no sales on such date, on the last date preceding such date on which a sale was reported. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards, and have a ten year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Incentive Plan allows for the issuance of restricted stock awards, restricted stock unit awards, stock appreciation rights, performance shares and other share-based awards, in addition to stock options. As of June 30, 2013, there were 7,050,000 restricted stock units and 30,000 shares subject to options outstanding and 2,758,835 shares were available for future grants under the Incentive Plan.

Stock-based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the three and six months ended June 30, 2013 and 2012 have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures, are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock-based compensation expense are recorded.

Except for transactions with employees and directors that are within the scope of ASC 718, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The stock-based compensation expense for the three and six months ended June 30, 2013 was $1,612,647 and $1,682,510, respectively. The Company calculates the fair value of each equity award on the date of grant using the Black-Scholes option pricing model. The Company did not grant any equity awards during the six months ended June 30, 2012. For the three and six months ended June 30, 2013 the following weighted average assumptions were utilized for the stock option granted during the period:

30-Jun-13
Expected life (in years)	6.0
Expected volatility	235.70%
Average risk free interest rate	1.75%
Dividend yield	0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common shares over the period commensurate with the expected life of the options. Expected life in years is based on the “simplified” method as permitted by ASC Topic 718. The Company believes that all stock options issued under its stock option plans meet the criteria of “plain vanilla” stock options. The Company uses a term of 6 years for all employee stock options. The risk free interest rate is based on average rates for 5 and 7 year treasury notes as published by the Federal Reserve.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the number of options outstanding and the weighted average exercise price:

Weighted
		Weighted	remaining
		average exercise	contractual life	Aggregate
	Options	price Weighted	(years)	intrinsic value
Value Outstanding at December 31 ,2012	-	-	$-	-
Granted	30,000	0.34	10	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2013	30,000	$0.34	10	-
Vested at June 30, 2013	-	-	-	-

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common shares that were in the money at June 30, 2013.

30,000 options were granted in the six months ended June 30, 2013. The weighted average grant date fair value per share of options granted in the six months ended June 30, 2013 was $0.3387. No options were granted during the six months ended June 30, 2012.

At June 30, 2013 and 2012, the aggregate intrinsic value of all outstanding options was zero. No options were exercised under the Incentive Plan during the six months ended June 30, 2013 or 2012.

As of June 30, 2013, approximately $9,880 and $2,192,250 of total unrecognized compensation expense related to stock options and restricted stock units, respectively, is expected to be recognized over a period of approximately twelve quarters.

Restricted Stock Units

The following table summarizes the number of restricted stock units outstanding:

Restricted Stock Units
Units Outstanding at December 31 ,2012	-
Granted	7,050,000
Expired	-
Cancelled	-
Forfeited	-
Outstanding at June 30, 2013	7,050,000
Vested at June 30, 2013	2,533,332

The vested restricted stock units at June 30, 2013 have not settled and are not showing as issued and outstanding shares of the Company. Settlement of these vested restricted stock units will occur on the earliest of (i) Employee’s termination date, (ii) change of control of the Company, or (iii) 10 years from date of issuance. Settlement of vested stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the committee. Compensation expense was recognized for the vested portion of the restricted stock for the periods ended June 30, 2013.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 10 – NON CASH FINANCING ACTIVITIES

Six-month period ended June 30, 2013:

•	The Company issued of 631,313 shares of common stock (valued at $250,000) in connection with the CRI Asset Purchase Agreement, as described in Note 8.

Six-month period ended June 30, 2012:

•	$74,668 payable to a related party was converted into a convertible note, as described in Note 4.

•	The Company issued 135,888 shares of common stock related to the conversion of the Apricus Bio convertible promissory note that was originally issued in December 2011 and deemed contributed to capital in March 2012.

•	A convertible debenture in the principal amount of $12,000 plus accrued interest of $435 was converted into 16,580 shares of common stock, as described in Note 6.

•	Contingent liability in the amount of $28,926 was reclassified to equity due to expiration of the rescission rights, none of which were exercised.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The standard requires enhanced disclosures about assets and liabilities that are subject to a master netting agreement or when the right of offset exists. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This pronouncement limits the scope of ASU No. 2011-1. The standards’ disclosure requirements are retrospective and were effective beginning in first quarter 2013. The adoption of ASU 2011-11 had no impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”). This standard requires reporting, in one place, information about reclassifications out of AOCI by component. An entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount is reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other currently required disclosures that provide additional detail about those amounts. The information required by this standard must be presented in one place, either parenthetically on the face of the financial statements by income statement line item or in a note. The adoption of ASU 2013-02 had no impact on the Company’s financial position or results of operations.

NOTE 12 – SUBSEQUENT EVENTS

Amendments to January 2012 Debenture

On August 9, 2013, the Company and the holder of one of the outstanding January 2012 Debentures agreed to extend the maturity date of such debenture from January 14, 2014 to July 1, 2014. This debentures has an aggregate principal amount of $74,668 and is held by a related party. The other terms of this debenture were not changed (see Note 5).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Innovus Pharmaceuticals, Inc., together with its subsidiaries are collectively referred to as “Innovus”, the “Company”, “we”, or “our”. The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 19, 2013, as amended, as well as the consolidated financial statements and related notes contained therein.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Forward Looking Statements

This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements may refer to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, and similar matters. Such words as “may”, “will”, “expect”, “continue”, “estimate”, “project”, and “intend” and similar terms and expressions are intended to identify forward looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) of this Form 10-Q, those discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 19, 2013, and those discussed in other reports and documents we file with the SEC. Except as required by applicable law, we assume no obligation to revise or update any forward-looking statements for any reason.

Overview

We are an emerging pharmaceutical company engaged in the commercialization, licensing, and development of non-prescription and prescription pharmaceutical and non-pharmaceutical products with unique packaging and presentation. Our products are focused in the sexual dysfunction, arthritis, hemorrhoids, cough and cold and acne therapeutic areas and will be marketed via the web or to dermatologists, urologists and sex therapists either directly in the United States or through distributors ex-US. Our business model leverages our ability to acquire and in-license commercial products, ongoing product development, business development and established physician relationships to drive strong growth in demand for our core products. Our future success is very dependent on these ongoing efforts.

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

Recent Updates

Our strategy is underway but we are still a development stage company. Our current product portfolio is comprised of EjectDelay (for premature ejaculation (“PE”)), CIRCUMserum (for reduced penile sensitivity (“RPS”)) and our line of creams, gels, lozengers and pads (for arthritis, hemorrhoids, cough and cold and acne). We acquired the ex-US rights to the patented CIRCUMserum product to help with RPS in circumcised men and diabetic patients during the second quarter of 2013. CIRCUMserum works by making the skin more sensitive with the continuous use of the product. During the second quarter of 2013 we generated insignificant revenues from one of our products, CIRCUMserum. To bolster our sexual dysfunction franchise, we developed a proprietary treatment for PE, a market targeting approximately 30% of men. According to an article in The Journal of Sexual Medicine in 2007, 20-30% of men experience PE worldwide. The product, EjectDelay, is based on the active drug benzocaine which has been shown to delay ejaculation by over 4 minutes in clinical trials. We are actively looking for additional products to complement our sexual dysfunction franchise.

We have also developed multiple products that target arthritis, hemorrhoids, cough and cold and acne. The arthritis and hemorrhoids products are topical. Apeaz for arthritis pain is based on the strong anti-inflammatory methyl salicylate, and XyralidTM for hemorrhoids is based on the active drug lidocaine, which works by anesthetizing inflamed tissue. Zinc lozenges for cough and cold is a high dose of zinc acetate that provides extended relief after dissolving the lozenge in mouth. Innovus Acne Care uses benzoyl peroxide to penetrate pores to clear acne pimples.

We have developed the following corporate objectives for 2013:

1.	Expand management team.
2.	Secure financing for our on-going operations.

3.	Increase cash reserves.
4.	Secure “clean” audit opinion on our 2012 Annual Financial Statements.
5.	Build a strong and global pipeline in large markets.
6.	Launch three of our OTC or consumer health products.
7.	Begin generating revenue from product sales.
8.	Sign commercial partnerships for our products.

We have already accomplished many of our 2013 objectives and expect to accomplish all of them by December 31, 2013. During 2013 we have added several key members to our senior management team including Dr. Bassam Damaj as our Chief Executive Officer and President, Morgan Brown as our Executive Vice President and Chief Financial Officer and Robert Verfurth as our Vice President of Sales and Marketing.

During the six months ended June 30, 2013, we issued a $70,000 convertible debenture to a member of our board of directors; entered into a convertible debenture line of credit agreement with our President and Chief Executive Officer under which we may borrow up to $1,000,000; sold convertible debt to a member of our Business and Finance Advisory Board for $50,000; and, sold 416,841 shares of our common stock to individual retirement accounts for the benefit of a related party for aggregate gross proceeds of $134,640. However, we continue to have limited assets and operations and we expect to be dependent on our President and Chief Executive Officer for operating capital through the second quarter of 2014. We expect to generate revenues in the third and fourth quarters of 2013 as we continue our product launch of CIRCUMserum and as we begin to market additional products in the United States and enter into license and distribution agreements outside the United States for our products. We recently signed a licensing and distribution binding term sheet with a third-party for rights to CIRCUMserum and EjectDelay in Morocco. We anticipate that similar agreements will be signed in other countries. Additional capital will be required to maintain our corporate operations and we will need to seek additional funding for our product selection and development.

As noted earlier, on April 19, 2013, we entered into an Asset Purchase Agreement with Centric Research Institute, Inc. (“CRI”) pursuant to which we acquired on the same day:

•	all of CRI’s rights in past, present and future CIRCUMserum product formulations and presentations, and
•	an exclusive, perpetual license to commercialize CIRCUMserum products in all territories except for the United States of America.

CRI will retain commercialization rights for CIRCUMserum in the United States.

In consideration for such assets and license, we issued to CRI shares of our common stock valued at $250,000. Under the terms of the Asset Purchase Agreement, we will be required to issue to CRI additional shares of our common stock valued at an aggregate of $200,000 upon the achievement of specified milestones. The Asset Purchase Agreement also requires us to pay to CRI up to $7 million in cash milestone payments based on first achievement of annual net sales targets plus a royalty based on annual net sales. The obligation for these payments expires on April 19, 2023 or the expiration of the last of CRI’s patent claims covering the product or its use outside the United States, whichever is sooner.

In February 2013, the Company signed a binding term sheet for the acquisition of a portfolio of products. Subsequent to signing the binding term sheet the respective parties were not able to reach agreement on a definitive agreement and as a result the Company did not acquire the portfolio of products.

Results of Operations for the Three and Six Months Ended June 30, 2013 Compared with the Three and Six Months Ended June 30, 2012

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenues	$396	$-	$396	$-

Cost of goods sold	117	-	117	-

Gross Profit (loss)	279	-	279	-

Operating expenses
Stock Compensation	1,612,647	-	1,682,510	-
General and administrative	494,328	49,849	756,281	106,126
Total operating expenses	2,106,975	49,849	2,438,791	106,126

Operating loss	(2,106,696)	(49,849)	(2,438,512)	(106,126)

Other income (expenses)
Interest expense	(10,525)	(4,472)	(16,058)	(8,455)

Net income (loss) applicable to common
shareholders	(2,117,221)	(54,321)	(2,454,570)	(114,581)
Weighted average number of common shares
outstanding	16,973,163	13,764,648	16,614,686	7,593,514
Basic and diluted income (loss) per common
share	$(0.12)	$-	$(0.15)	$(0.02)

Revenue: Sales of CIRCUMserum ex-US accounted for all of our revenue during the three and six months ended June 30, 2013. For the three months ended June 30, 2013 and 2012, we had $396 and no revenues, respectively, and for the six months ended June 30, 2013 and 2012, we had $396 and no revenues, respectively. Revenues for both the three and six months ended June 30, 2013 related to ex-US sales of CIRCUMserum on CRI’s website. We have not begun to promote the CIRCUMserum ourselves outside the United States nor have we entered into any ex-US distribution agreements.

Cost of goods sold: For the three and six months ended June 30, 2013, cost of goods sold was $117 compared to cost of goods sold of zero for the same periods in 2012. Cost of goods sold for the three and six months ended June 30, 2013 consisted of the cost of CIRCUMserum sold that was purchased from CRI.

General and administrative: General and administrative expenses consist primarily of payroll and related expenses for executives, sales, marketing, accounting, legal and administrative personnel. Additionally, our general and administrative expenses include professional fees, investor communication expenses, insurance premiums, public reporting costs and general corporate expenses.

General and administrative expenses for the three months ended June 30, 2013 increased by $444,479, compared with the three months ended June 30, 2012. The increase is primarily due to an increase in professional fees ($197,906), including an increase in legal fees of $63,401 and an increase in consulting expense of $136,291; an increase in payroll and employee compensation expense ($129,687); and an increase in general office and administrative related expense ($47,024), which includes increases in rent expense, advertising expense, press release expense and travel expense.

General and administrative expenses for the six months ended June 30, 2013 increased by $650,155, compared with the six months ended June 30, 2012. The increase is primarily due to an increase in professional fees ($372,098), including an increase in legal fees of $113,245, an increase in consulting expense of $141,847 and an increase in investor relations fees of $107,595; an increase in payroll and employee compensation expense ($199,550); and an increase in general office and administrative related expense ($78,507), which includes increases in rent expense, advertising expense, press release expense and travel related expenses.

Stock compensation: Stock compensation expenses consist primarily of stock compensation related to restricted stock units and stock options granted to employees and officers of the Company. Stock compensation expenses for the three and six months ended June 30, 2013 increased by $1,612,647 and $1,682,510, respectively, compared with the same periods in the prior year. During the three and six months ended June 30, 2013 and 2012, we recorded $1,612,647 and $1,682,510, respectively, in stock-based compensation expense. We did not record any stock compensation expense in the three and six months ended June 30, 2012.

Interest expense: For the three months ended June 30, 2013, interest expense was $10,525 compared with $4,472 for the three months ended June 30, 2012. For the six months ended June 30, 2013, interest expense was $16,058 compared to $8,455 with the six months ended June 30, 2012. The increases in both periods were the result of an increase in the amount of outstanding debt during 2013 compared to 2012.

Liquidity and Capital Resources

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments, primarily to related parties including directors and officers. Combined with minimal revenue, these funds have provided us with the resources to operate our business, to begin to sell and support our products, attract and retain key personnel, fund our research and development programs and clinical studies, and apply for and obtain the necessary regulatory approvals. However, we have not yet had sufficient funds to significantly develop or commercialize our technologies. To date, we have experienced net losses and negative cash flows from operations each year since our inception. Through June 30, 2013, we had an accumulated deficit of approximately $4,903,391. At June 30, 2013, we had $137,579 in cash as compared to $18,445 at December 31, 2012.

During the six months ended June 30, 2013, we received the following debt and equity financing:

In January 2013, we issued an 8% convertible debenture to a board member in the amount of $70,000. This debenture bears an annual interest rate of 8% and is payable in cash at the earlier of January 14, 2014, or when we complete a financing with minimum proceeds of $4 million. The holder has the option to convert the principal and interest accrued into securities that may be issued in any future financing of our company with minimum proceeds of $4 million. In the event of a default on repayment, the annual interest rate would increase to 13% and the holder would have the option to convert principal and interest accrued into shares of our common stock at a conversion rate of $0.05 per share. We do not have the right to pre-pay this debenture.

Additionally in January 2013, we entered into a line of credit convertible debenture with our Chief Executive Officer and President. That debenture was amended and restated in March 2013 and further amended in May 2013. Under its current terms: (1) we can request to borrow up to $1,000,000; (2) amounts borrowed bear an annual interest rate of 8%; (3) the amounts borrowed plus accrued interest are payable in cash at the earlier of July 1, 2014 or when we complete a financing with minimum gross proceeds of $4,000,000; (4) Dr. Damaj is committed to advance funds (up to the maximum amount borrowable thereunder) to us upon our request if and to the extent we will have insufficient liquidity to meet any material payment obligations arising in the ordinary course of business as they come due; and (5) Dr. Damaj’s funding commitment automatically terminates on the earlier of July 1, 2014 or when we complete a financing with minimum net proceeds of at least $1,000,000. In addition, Dr. Damaj’s funding commitment increases by the gross amount of any cash salary, bonus or severance payments provided to him under his employment agreement with us. His salary has been accrued and not paid under the provision of his employment agreement stating that salary payments will be accrued and not paid for so long as payment of such salary would jeopardize our ability to continue as a going concern. Through the date of this report, we have borrowed $219,100 under this debenture. Through June 30, 2013, Dr. Damaj earned compensation of $163,356, which has not been paid.

Finally in January 2013, we and the six holders of the 8% convertible debentures we issued in January 2012 (totaling $162,668 in principal amount) agreed to extend the maturity date of such debentures to January 14, 2014. In May 2013, we and the holders of three such debentures (totaling $68,000 in principal), each of whom is a director of our Company, agreed to further extend the maturity date of such debentures to July 1, 2014 and in August 2013, we and a fourth holder of such debentures (totaling $74,668), agreed to further extend the maturity day of such debenture to July 1, 2014. All such debentures continue to bear interest at a rate of 8% per annum. As of the filing of this report, as a result of amendments to the debentures issued in January 2012, four of those debentures (totaling $142,668 in principal) have a maturity date and optional conversion date of July 1, 2014, and the fifth such debenture ($20,000 in principal) has a maturity date and optional conversion date of January 14, 2014.

In May 2013, we issued a convertible debt instrument to a member of our Business and Finance Advisory Board in exchange for $50,000. The debt converts on the first of the following to occur: (1) the first anniversary of May 15, 2013; (2) our delivery of notice to the investor of our election to convert the debt into shares of our common stock, which notice we can deliver at any time prior to the first anniversary of May 15, 2013; (3) the effective date of a liquidation event (as defined below); or (4) the closing of a financing in which we receive gross proceeds of at least $4 million. A “liquidation event” is defined as the merger of our company, the sale of all or substantially all of our assets or the dissolution, consolidation or other corporate reorganization of our company, in each case, in which our stockholders immediately prior to such transaction own capital stock of the surviving entity representing less than 50% of the combined voting power of the outstanding securities of such successor or combined entity immediately following such transaction. If the debt converts as a result of the events described in clauses (1), (2) or (3) above, we must issue to the investor such number of shares of our common stock equal to (a) $50,000 plus 8% per annum simple interest accruing from May 15, 2013 and ending on the date of conversion, which we refer to as the “convertible amount,” divided by (b) 90% of the average closing price of our common stock for the 10 trading days immediately prior to the date of conversion or, in the event of conversion as a result of a liquidation event, 90% of the value of the consideration to be received in respect of a share of our common stock upon the liquidate event. If the debt converts as a result of the event described in clause (4) above, we must issue to the investor such number of the securities that we issued in the financing equal to (a) the convertible amount divided by (b) the per unit price of the securities that we issued in such financing.

In June 2013, we entered into a subscription agreement pursuant to which we sold an aggregate of 416,841 shares of our common stock for aggregate proceeds of $134,640. The purchasers of such shares were individual retirement accounts for the benefit of a related party. Each share was sold at a purchase price of $0.3230 per share, which was the average closing price of our common stock over the 10-day trading period that ended on the day immediately prior to the date we entered into the subscription agreement.

At June 30, 2013, we had cash of $137,579 compared to a total of $18,455 as of December 31, 2012. For the six months ended June 30, 2013, cash used in operating activities was $304,606, consisting primarily of the net loss for the period of $2,454,570, $1,682,510 for non-cash stock compensation expense, $195,991 for common stock issued for services and $1,009 for non-cash accretion of debt discount to interest expense.  Additionally, working capital changes consisted of cash increases related to a $92,697 increase in accounts payable, a $173,676 increase in accrued compensation and a $10,500 increase in interest payable, offset by cash decreases related to a $2,939 increase in prepaid expenses, a $3,200 increase in deposits and a $280 increase in accounts receivables. For the six months ended June 30, 2013, cash used in investing activities was $-0-. For the six months ended June 30, 2013, cash provided by financing activities was $423,740 relating primarily to increases of $134,640 in proceeds from stock issued for cash, $50,000 in proceeds from convertible debt, and $289,100 in proceeds from convertible debt – related party, offset by a decrease of $50,000 in repayment of notes payable.

For the six months ended June 30, 2012, cash used in operating activities was $119,788, consisting primarily of the net loss for the period of $114,581.  Additionally, working capital changes consisted of cash increases related to an $8,455 increase in interest payable, offset by cash decreases related to a $12,500 decrease in related-party payables and a $1,162 decrease in accounts payable. For the six months ended June 30, 2012, cash used in investing activities was $-0-. For the six months ended June 30, 2012, cash provided by financing activities was $200,500 relating primarily to increases of $100,500 in proceeds from stock issued for cash and $100,000 in proceeds from convertible debt – related party.

We expect that our existing capital resources, including the funds we may borrow under the line of credit convertible debenture entered with our President and Chief Executive Officer, of which $780,900 is still available as of June 30, 2013, will be sufficient to allow us to continue our operations and commence the product development process for selected products through July 1, 2014. However, our actual needs will depend on numerous factors, including timing of introducing our products to the marketplace, our ability to attract ex-US distributors for our products, our ability to in-license or develop new product candidates and our ability to finalize merger and acquisition activities. As a result, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned commercial and development operations, enter into strategic relationships or merge or be acquired by another company. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We will need to raise substantial additional funds to support our long-term product development and commercialization programs. We regularly consider various fund raising and strategic alternatives, including, for example, debt or equity financing and merger and acquisition alternatives. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our products; obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our products that we might otherwise seek to develop or commercialize on our own; significantly restructure operations and implement cost saving initiatives, including but not limited to, reductions in salaries and/or elimination of employees and consultants or cessation of operations; or, merge or be acquired by another company.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

New Accounting Standards

Refer to Note 11, in “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of new accounting standards.

Off- Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting and financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. Based on the foregoing, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 31, 2013 due to the material weakness in internal control over financial reporting identified in the section “Management’s Report on Internal Control over Financial Reporting” set forth in Part II, Item 9A of our Annual Report on Form 10-K. Although we have taken several steps to help remediate the identified material weakness, including the hiring of additional accounting and financial personnel and the establishment of segregation of duties and the implementation of purchasing and approval controls, this material weakness was ongoing at June 30, 2013.

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

Change in Internal Control over Financial Reporting. Except for the remedial measures to correct our material weakness discussed above, there was no change in our internal control over financial reporting occurred during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Other than the risk factors below, there have been no material changes to the risk factors as set forth in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012, or in the Company’s Quarterly Report filed on Form 10-Q for the three months ended March 31, 2013. The following risk factors are amended and restated in their entirety:

Risks Related to our Business

We need additional funding from our President and Chief Executive Officer or outside parties or we will be forced to curtail or cease operations. Our current cash will fund our business as currently planned only through August 2013. The funding commitment from our President and Chief Executive Officer is anticipated to sustain operations only through July 1, 2014.

We need immediate and substantial cash to continue our operations. We have entered into an line of credit 8% convertible debenture with our President and Chief Executive Officer, Bassam Damaj, Ph.D., under which Dr. Damaj may provide up to $1,000,000 in funding (subject to increase in certain circumstances), $219,100 of which has been provided through the date of this report. Dr. Damaj is required to provide additional funds under such debenture if we have insufficient liquidity to meet any material payment obligations arising in the ordinary course of business as they come due, up to the maximum of $1,000,000 in funding (subject to increase in certain circumstances). However, Dr. Damaj’s funding commitment terminates on the earlier to occur of (i) the consummation of one or more transactions pursuant to which we raise net proceeds of at least $500,000 or (ii) July 1, 2014.

The funding commitment from Dr. Damaj is anticipated to sustain operations only through July 1, 2014. We currently have no other funding commitments. If Dr. Damaj were not to perform on his funding commitment, we may not have the financial resources available to pursue remedies against him, and if we do pursue remedies against him, such actions could significantly impair our relationship with Dr. Damaj, potentially leading to the loss of his services.

We therefore will need additional funding, either through Dr. Damaj’s commitment, or other sources of equity or debt financings or partnering arrangements, or we will be forced to curtail or cease operations.

Our ability to successfully commercialize EjectDelay and CIRCUMserum is important to our future success. Further, we have limited marketing and sales experience and have never distributed a product and may need to rely on third parties to successful market and sell certain of our products and generate revenues.

We have no prior experience commercializing a pharmaceutical product and we may be unable to successfully commercialize EjectDelay, CIRCUMserum or both. If we are unable to successfully commercialize EjectDelay and CIRCUMserum, our business and financial results and condition will be adversely affected. We are in the process of establishing our commercial sales and related field operations and will need to either build our internal commercial organization or enter into agreements with contract sales organizations to provide sales, marketing, market research and product planning services. Our ability to gain market acceptance and generate revenues will be substantially dependent upon our ability to successfully build a commercial organization and/or enter into such agreements on favorable terms and to manage the efforts of those service providers successfully. We may also benefit from establishing a relationship with one or more companies with existing distribution systems and direct sales forces to market any or all of our products; however, we cannot assure you that we will be able to enter into or maintain relationships with these companies on acceptable terms, if at all.

Our ability to market products and enter into licensing agreements to market products internationally may be adversely affected by a number of external factors, some of which are beyond our control.

There are many considerations that can affect the marketing of our products around the world. Regulatory delays, the inability to successfully complete or adequately design and implement clinical trials within the anticipated quality, time and cost guidelines or in compliance with applicable regulatory requirements, claims and concerns about safety and efficacy, new discoveries, patent disputes and claims about adverse side effects are a few of the factors that can adversely affect our ability to successfully market our products. Further, claims and concerns about safety and efficacy can result in a negative impact on product sales, product recalls or withdrawals, and/or consumer fraud, product liability and other litigation and claims. Also, increasing regulatory scrutiny of drug safety and efficacy, with regulatory authorities increasingly focused on product safety and the risk/benefit profile of products as they relate to already-approved products, has resulted in a more challenging, expensive and lengthy regulatory approval process due to requests for, among other things, additional clinical trials prior to granting approval or increased post-approval requirements, such as risk evaluation and mitigation strategies.

Our international operations and negotiations also could be affected by currency fluctuations, capital and exchange controls, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, trade regulations and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to our products, as well as by political unrest, unstable governments and legal systems and inter-governmental disputes. Any of these changes could adversely affect our business. In addition, some emerging market countries may be particularly vulnerable to periods of financial instability or significant currency fluctuations or may have limited resources for healthcare spending, which can adversely affect our results.

Product manufacturing and other outsourced services may cause difficulties or delays and could pose, among other things, marketing risks.

Difficulties or delays in product manufacturing or marketing could affect future results through regulatory actions, shut-downs, approval delays, withdrawals, recalls, penalties, supply disruptions or shortages, reputational harm, product liability, unanticipated costs or otherwise. Examples of such difficulties or delays include, but are not limited to, the inability to increase production capacity commensurate with demand; the failure to predict market demand for, or to gain market acceptance of, approved products; the possibility that the supply of incoming materials may be delayed or become unavailable and that the quality of incoming materials may be substandard and not detected; the possibility that we may fail to maintain appropriate quality standards and/or comply with current Good Manufacturing Practices and other applicable regulations; or risk to supply chain continuity as a result of natural or man-made disasters at our facilities or at a supplier or vendor.

We outsource certain services to third parties in areas including transaction processing, accounting, manufacturing, clinical trial execution and safety services. Outsourcing of services to third parties could also expose us to sub-optimal quality of service delivery, which may result in missed deadlines, supply disruptions, non-compliance with regulatory requirements or reputational harm, any of which can adversely affect our results.

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

As a result of this material weakness, management’s assessment as of December 31, 2012 concluded that our internal control over financial reporting was not effective, and our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As described under Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations Liquidity and Capital Resources of Part I of this report, on May 15, 2013 we issued convertible debt to a member of our Business and Finance Advisory Board in exchange for $50,000, which is convertible into shares of our common stock in accordance with its terms as described therein, and on June 12, 2013 we entered into a subscription agreement pursuant to which we sold an aggregate of 416,841 shares of our common stock for aggregate proceeds of $134,640.

The securities described above were offered and sold in reliance on Section 4(a)(2) of the Securities Act of 1933 or Rule 506 of Regulation D promulgated thereunder. In connection with each offering, we relied on the investor’s written representations, including a representation that each investor is an “accredited investor” as that term is defined in Rule 501(a) under the Securities Act. Each investor also represented that they were acquiring the securities for investment only and not with a view toward resale or distribution. The instruments representing the securities issued bear an appropriate restrictive legend, and we will request our stock transfer agent to affix appropriate restrictive legends to the stock certificates issued. Neither we nor anyone acting on our behalf offered or sold the securities by any form of general solicitation or general advertising.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Extension of January 2012 Debenture

On August 9, 2013, we and the holder of one of the debentures we issued in January 2012 agreed to extend the maturity date of such debenture from January 14, 2014 to July 1, 2014 at the same interest rate of 8% per annum, and to extend the date for optional conversion of common stock to July 1, 2014. This debenture has a principal amount of $74,668 and is held by a related party. The other terms of this debenture were not changed (see Note 5). The foregoing disclosure is provided in lieu of providing disclosure under Items 1.01 of Form 8-K.

Change in Control and Severance Agreement

As previously reported, when we appointed Mr. Brown as our Executive Vice President and Chief Financial Officer, we agreed to enter into a change in control and severance agreement with Mr. Brown (the “CIC and Severance Agreement”). On August 9, 2013, we and Mr. Brown entered into the CIC and Severance Agreement. Consistent with what was previously reported, under the terms of the CIC and Severance Agreement, Mr. Brown is entitled to certain payments and benefits if termination of his employment occurs. Upon termination of Mr. Brown’s employment for any reason, among other things, we will be required to issue all accrued pay, as defined in the agreement. Further, if Mr. Brown has not yet relocated to California, upon termination of Mr. Brown’s employment without cause, for good reason, or due to death or disability, subject to Mr. Brown executing and delivering to us a mutual release of claims (unless the termination is due to death or disability), we will be required to: (i) make a lump sum payment in cash to Mr. Brown equal to one (1) month of the amount of the base salary he was receiving immediately prior to the termination date for every two (2) continuous months of service to us, up to a maximum of three (3) months of the amount of such base salary, plus the product of five (5) months of the amount of the base salary he was receiving prior to termination times his target annual bonus percentage; and (ii) provide continuation of health insurance benefits provided to Mr. Brown for Mr. Brown and his dependents immediately prior to termination until the earlier of five (5) months after the date of termination and the date Mr. Brown is no longer eligible for COBRA. However, if Mr. Brown’s employment is terminated after he has relocated to California, upon termination of Mr. Brown’s employment without cause, for good reason, or due to death or disability, subject to Mr. Brown executing and delivering to us a mutual release of claims (unless the termination is due to death or disability), we will be required to: (i) make a lump sum payment in cash to Mr. Brown equal to the sum of nine (9) months of the amount of base salary he was receiving immediately prior to the termination plus the product of nine (9) months of the amount of the base salary he was receiving prior to the termination times his target annual bonus percentage; (ii) provide continuation of health insurance benefits provided to Mr. Brown for Mr. Brown and his dependents immediately prior to termination until the earlier of nine (9) months after the date of termination and the date Mr. Brown is no longer eligible for COBRA; and (iii) all outstanding unvested equity awards we previously granted to Mr. Brown as compensation will fully vest and become exercisable (to the extent exercise is required) as of the date of termination. The foregoing disclosure is provided in lieu of providing disclosure under Item 5.02 of Form 8-K.

Corporate Presentation

On August 13, 2013, the Company made a corporate presentation available on its website (www.innovuspharma.com) under the “Investors-Corporate Presentation” tab. The corporate presentation is also filed as Exhibit 99.1 to this report. None of the information contained on the Company’s website is intended to be, and shall not be deemed to be, incorporated into this report or any of its other securities filings. The foregoing disclosure is provided in lieu of providing disclosure under Items 8.01 of Form 8-K.

ITEM 6.	EXHIBITS

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innovus Pharmaceuticals, Inc.
(Registrant)

Dated: August 13, 2013	/s/ Bassam Damaj
Bassam Damaj, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: August 13, 2013	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Asset Purchase Agreement by and between Innovus Pharmaceuticals, Inc. and Centric Research Agreement, Inc., dated April 19, 2013 (incorporated by reference to Exhibit 2.1 on Form 8-K, filed with the SEC on April 24, 2013).

4.1*	Form of Equity Unit Agreement dated May 15, 2013 between Innovus Pharmaceuticals, Inc. and an individual accredited investor.

10.1*	Form of Amendment to 8% Convertible Debenture dated May 4, 2013.

10.2*	Amendment to Amended and Restated 8% Convertible Debenture dated May 6, 2013 between Innovus Pharmaceuticals, Inc. and Bassam Damaj, Ph.D.

10.3*	Offer Letter, dated May 24, 2013, between Innovus Pharmaceuticals, Inc. and Morgan Brown.

10.4*	Form of Officer and Director Indemnification Agreement dated June 2013.

10.5*	Subscription Agreement dated June 12, 2013 between Innovus Pharmaceuticals, Inc. and the investor parties thereto.

10.6*	Change in Control and Severance Agreement dated August 9, 2013 between Innovus Pharmaceuticals, Inc. and Morgan Brown.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
99.1*	Corporate Presentation, dated August 13, 2013.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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

*** Pursuant to Rule 406T of regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

