Form 10-Q
period 2013-09-30
INNOVUS PHARMACEUTICALS, INC.
filed 2013-11-14
CIK 1411879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended September 30, 2013.

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

Yes ☐               No ☒

Outstanding Shares

As of November 8, 2013, the registrant had 18,143,398 shares of common stock outstanding.

TABLE OF CONTENTS

		Page

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	1

	Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2013 and December 31, 2012	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2013 and 2012, and from Inception through September 30, 2013	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

	Signatures	22

	Index to Exhibits	23

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$25,876	$18,445
Accounts receivable	75,165	-
Prepaid expenses	21,200	-

Total Current Assets	122,241	18,445

OTHER ASSETS

Intangible assets	4,149	-
CIRCUMserum License (see note 8)	250,000	-

TOTAL ASSETS	$376,390	$18,445

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$62,723	$1,602
Accrued compensation	281,582	-
Deferred revenue	75,136	-
Promissory notes	20,000	50,000
Accrued interest (current portion)	2,744

Total Current Liabilities	442,185	51,602

NON-CURRENT LIABILITIES

Accrued interest payable (non-current portion)	34,957	16,596
Convertible debentures - related parties (non-current portion) (see Note 6)	539,276	162,668

Total Non-Current Liabilities	576,977	179,264

TOTAL LIABILITIES	1,016,418	230,866

STOCKHOLDERS' DEFICIT

Common stock; 150,000,000 shares authorized, at $0.001 par value, 18,089,264 and 16,197,782 shares issued and outstanding, respectively	18,089	16,198
Additional paid-in capital	4,979,226	2,220,202
Deficit accumulated during the development stage	(5,637,343)	(2,448,821)

Total Stockholders' Deficit	(640,028)	(212,421)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$376,390	$18,445

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From
					October 31, 2008
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

REVENUES

Product sales	$166	$-	$445	$-	$445

Total Revenues	166	-	445	-	445

OPERATING EXPENSES

Research and development	66,342	-	66,342	-	147,302
Investment banking fees	-	-	-	-	1,954,865
General and administrative	648,127	73,231	3,086,918	179,357	3,532,837

Total Operating Expenses	714,469	73,231	3,153,260	179,357	5,635,004

LOSS FROM OPERATIONS	(714,303)	(73,231)	(3,152,815)	(179,357)	(5,634,559)

OTHER EXPENSE

Interest expense	(19,649)	(4,288)	(35,707)	(12,743)	(144,023)

Total Other Expense	(19,649)	(4,288)	(35,707)	(12,743)	(144,023)

NET LOSS	$(733,952)	$(77,519)	$(3,188,522)	$(192,100)	$(5,778,582)

BASIC LOSS AND DILUTED LOSS PER SHARE	$(0.04)	$(0.00)	$(0.19)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,848,558	16,333,670	17,030,496	10,549,045

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From
			October 31, 2008
			(Inception)
	For the Nine Months Ended		Through
	September 30,		September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,188,522)	$(192,100)	$(5,778,582)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock compensation	1,962,379		1,962,379
Common stock issued for services	354,421	-	363,809
Value of warrants granted to investment banker	-	-	1,904,865
Accretion of debt discount	8,017	-	8,017
Non-cash interest expense (including a discount
on conversion of Apricus Bio convertible notes
of $48,920)	-	-	91,897
Promissory note issued for services rendered	-	-	50,000
Research and development expense
recognized upon purchase of SSAO inhibitor assets	-	-	20,000
Expenses paid on behalf of the Company by Apricus Bio	-	-	25,990
Changes in operating assets and liabilities
Accounts receivable	(75,165)	-	(75,165)
Prepaid expenses	(21,200)	-	(21,200)
Accounts payable	61,121	(512)	62,723
Accrued compensation	281,582	-	281,582
Interest payable	22,563	12,743	39,158
Deferred revenue	75,136	-	75,136
Related-party payable	-	(12,500)	-

Net Cash Used in Operating Activities	(519,668)	(192,369)	(989,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(4,149)	-	(4,149)

Net Cash Used in Investing Activities	(4,149)	-	(4,149)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of loans from officers	-	-	23,603
Repayment of loans from officers	-	-	(23,603)
Repayment of notes payable	(50,000)	-	(50,000)
Proceeds from related-party settlement agreement	-	-	25,000
Proceeds from stock issued for cash	134,640	100,500	235,140
Proceeds from convertible debt	50,000	-	50,000
Proceeds from convertible debt - related party	396,608	100,000	759,276

Net Cash Provided by Financing Activities	531,248	200,500	1,019,416

NET CHANGE IN CASH	7,431	8,131	25,876

CASH AT BEGINNING OF PERIOD	18,445	25,014	-

CASH AT END OF PERIOD	$25,876	$33,145	$25,876

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

See Note 9 for disclosure of non-cash financing activities

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
(Notes to Condensed Consolidated Financial Statements)
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS OF THE COMPANY

Innovus Pharmaceuticals, Inc., together with its subsidiaries (collectively referred to as “Innovus” or the “Company”) is an emerging pharmaceuticals company that delivers innovative and uniquely presented and packaged health solutions through its over-the-counter medicines and consumer and health products.  Innovus is located in La Jolla, California.  In its current state, the Company considers itself in a development stage but progressing into the commercial stage based on the expected launch of two of its products for sexual dysfunction and arthritis pain relief in the US and other territories.

NOTE 2 – LIQUIDITY AND PLAN OF OPERATION

The Company’s operations have been financed primarily through advances from officers and directors and related parties, and to a lesser extent from outside capital.

On September 9, 2013, the Company entered into a license and distribution agreement with Ovation Pharma SARL (“Ovation”) under which it granted to Ovation an exclusive license to market and sell the Company’s topical treatment for reduced penile sensitivity, CIRCUMserum™, in Morocco. Ovation may pay the Company up to approximately $11.25 million upon achievement of commercial milestones. In addition, Ovation has agreed to certain upfront minimum purchases of CIRCUMserum™ based upon an agreed upon transfer price and yearly minimum purchases. The Company expects its first pre-paid orders to arrive in the fourth quarter of 2013 and to begin shipping products related to this agreement in the first quarter of 2014 (see Note 7).

On September 9, 2013, the Company entered into a second license and distribution agreement with Ovation under which it granted to Ovation an exclusive license to market and sell the Company’s topical premature ejaculation treatment, EjectDelay™, in Morocco. Ovation may pay the Company up to approximately $18.6 million – allocated among a fixed upfront license fee and the achievement of regulatory and commercial milestones. In addition, Ovation has agreed to certain upfront minimum purchases of EjectDelay™ based upon an agreed upon transfer price and minimum yearly purchases. The Company expects products to begin shipping related to this agreement in the fourth quarter of 2013. For the quarter ended September 30, 2013, the Company recorded $75,000 in deferred revenue, related to the upfront fee, and is entitled to a second regulatory payment in 2014. The Company expects to ship products as soon as the product is registered in Morocco (see Note 7).

During the nine months ended September 30, 2013, the Company issued $120,000 of convertible debt, of which $50,000 (plus accrued interest) has been converted into 83,103 shares of the Company’s common stock. The Company also entered into a convertible debenture line of credit agreement with the Company’s President and Chief Executive Officer under which the Company may borrow up to $1,000,000, and sold 416,841 shares of common stock for proceeds of $134,640 to its President and Chief Executive Officer and spouse (see Notes 4, 6 and 8). Additionally, certain debenture holders extended the maturity of their debentures (see Notes 6 and 11).

The Company expects that its existing capital resources, including the funds it may borrow under the line of credit convertible debenture entered into with its President and Chief Executive Officer (see Note 6), of which $673,392 remains available to borrow at September 30, 2013, will be sufficient to allow the Company to continue its operations, commence the product development process, and launch selected products through October 1, 2014.  However, the Company’s actual needs will depend on numerous factors, including timing of introducing its products to the marketplace, its ability to attract ex-US distributors for its products, its ability to in-license or develop new product candidates and its ability to finalize merger and acquisition activities.  The Company’s actual capital needs may exceed its anticipated capital needs and the Company may have to substantially modify or terminate current and planned commercial and development operations, enter into strategic relationships, merge or be acquired by another company.  As a result, the Company’s business may be materially harmed, its stock price may be adversely affected, and its ability to raise additional capital may be impaired.

The Company will need to raise substantial additional funds to support its long-term product development and commercialization programs. The Company regularly considers various fundraising and strategic alternatives, including, for example, debt or equity financing and merger and acquisition alternatives. The Company may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its products; obtain funds through arrangements with licensees or others that may require the Company to relinquish rights to certain of its products that it might otherwise seek to develop or commercialize on its own; significantly restructure operations and implement cost saving initiatives, including but not limited to, reductions in salaries and/or elimination of employees and consultants or cessation of operations; or, merge or be acquired by another company.

INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
(Notes to Condensed Consolidated Financial Statements)
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation
These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiary: FasTrack Pharmaceuticals, Inc.  All material intercompany transactions and balances have been eliminated.  These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  The results for the period ended September 30, 2013, are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2013 or for any future period.  The accompanying financial statements have been prepared in conformity with U.S. GAAP.  Certain items have been reclassified to conform to the current presentation.

(b) Use of Estimates
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Such management estimates include equity-based instruments, income taxes, realizability of deferred tax assets, and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

(c) Fair Value Measurement
The Company’s financial instruments are cash, trade accounts receivable, accounts payable, accrued liabilities, convertible debentures and a convertible debt instrument. The recorded values of cash, trade accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of convertible debentures and convertible debt, net of the discount, approximate the fair value as the interest rate (stated or effective) approximates market rates.

The Company follows a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving significant unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

⋅	Level 1 measurements are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
⋅	Level 2 measurements are inputs other than quoted prices included in Level 1 that are observable either directly or indirectly.
⋅	Level 3 measurements are unobservable inputs.

(d) Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. Cash held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) on such deposits. As of September 30, 2013 and December 31, 2012, the Company has $75,166 and zero, respectively, in trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  There have been no write-offs of trade accounts receivable during the periods presented.

(e) Concentration of Suppliers
The Company has manufacturing relationships with a number of vendors or manufacturers for its products including: CIRCUMserumTM, EjectDelayTM and the ApeazTM line of products.  Pursuant to these relationships, the Company purchases product through purchase orders with its manufacturers. The Company is in the process of entering into more formal agreements with certain of these manufacturers.

INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
(Notes to Condensed Consolidated Financial Statements)
(Unaudited)

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

(g) Revenue Recognition, Trade Receivables and Deferred Revenue
The Company generates revenues from product sales and the licensing of the rights to market and commercialize its products.

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition.  Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Product Sales. The Company ships product to its customers pursuant to purchase agreements or orders. Revenue from product sales is recognized when substantially all the risks and rewards of ownership have transferred to its customers, the selling price is fixed and collection is reasonably assured. Product sales under its license agreements are “EX Works”. The Company has recognized net revenue from product sales that have occurred through Centric Research Institute, Inc.’s (“CRI”) website. Net revenue is recognized net of cost of the product, warehousing, shipping and royalty costs. Certain product sales have been recorded as deferred revenue where the product is currently not available.

License Arrangements.  Payments received by the Company under license arrangements to market and commercialize its products may include non-refundable upfront fees, license fees, milestone payments for specific achievements designated in the agreements, and royalties on sales of products. The Company considers a variety of factors in determining the appropriate method of accounting under its license arrangements, including whether the various elements can be separated and accounted for individually as separate units of accounting.

(h) Return Policy
The Company provides a customer satisfaction warranty on all of its products to customers for a specified amount of time after product delivery. Estimated return costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

The estimated return reserve, which is included in accounts payable and accrued liabilities, was insignificant at September 30, 2013 and December 31, 2012.

(i) Research and Development Costs
Research and development (“R&D”) costs, including research performed under contract by third parties, are expensed as incurred. Major components of R&D expenses consist of testing, clinical trials, material purchases and regulatory affairs.

(j) Stock-based Compensation
The Company accounts for stock-based compensation by recognizing the fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes stock compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock and stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the stock, stock units or stock options at the time they are issued and are expensed as service is provided.

(k) Comprehensive Loss
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity (deficit) that, under U.S. GAAP, are excluded from net income (loss). Comprehensive income (loss) was the same as net income (loss) for the three and nine months ended September 30, 2013 and 2012 as the Company has no other comprehensive income.

INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
(Notes to Condensed Consolidated Financial Statements)
(Unaudited)

(l) Earnings per Share
Basic earnings per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three and nine months ended September 30, 2013 and 2012, basic earnings per share are the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive.

The following reconciliation shows the anti-dilutive shares excluded from the calculation of basic and diluted loss per common share attributable to the Company for the three and nine months ended September 30, 2013 and 2012:

	As of September 30
	2013	2012
Gross number of shares excluded:
Stock units	6,300,000	-
Stock options	40,500	-
Total	6,340,500	-

 The Company’s convertible debentures provide for automatic conversion of outstanding principal and accrued interest into securities of the Company. Such shares are considered contingently issuable (see Notes 6 and 11).

NOTE 4 – RELATED PARTY TRANSACTIONS

               On June 12, 2013, the Company entered into a subscription agreement for the sale of 416,841 shares of common stock at a purchase price of $0.3230 per share, which is the average closing price of the common stock over the 10-day trading period that ended on the day immediately prior to the date the Company entered into the subscription agreement. The Company received gross proceeds of approximately $134,640. The shares were issued to the Company’s President and Chief Executive Officer and his spouse (see Note 8).

The Company has several convertible debentures outstanding to related parties (see Note 6).

NOTE 5 – CURRENT LIABILITIES

Accrued Compensation

Accrued compensation includes accruals for employee wages and vacation pay. The components of accrued compensation, inclusive of payroll taxes, are as follows:

	September 30, 2013	December 31, 2012

Wages	259,839	-
Vacation	21,743	-
Total accrued compensation	281,582	-

Accrued employee wages relate primarily to wages owed to the Company’s Chief Executive Officer and President. Under the terms of his employment agreement, wages are to be accrued but no payment made for so long as payment of such salary would jeopardize the Company’s ability to continue as a going concern. There was no accrued compensation for the period ended December 31, 2012.

INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6 – CONVERTIBLE DEBENTURES – RELATED PARTIES

January 2012 Convertible Debentures

In January 2012, the Company issued 8% convertible debentures in the aggregate principal amount of $174,668 (the “January 2012 Debentures”) to six individuals.  Under their original terms, the January 2012 Debentures were payable in cash at the earlier of January 13, 2013 or when the Company completes a financing with minimum gross proceeds of $4 million (the “Financing”), the holders had the right to convert outstanding principal and interest accrued into the Company’s securities that were issued to the investors in the Financing, and, in the event the Company defaulted on repayment, or if the Company failed to complete the Financing by January 13, 2013, the annual interest rate would increase to 13% and the holders would have the option to convert the principal and interest accrued into shares of the Company’s common stock at $0.05 per share. The Company does not have the right to pre-pay the January 2012 Debentures. One of the January 2012 Debentures, in the principal amount of $74,668, was issued to one accredited investor in exchange for the liabilities assumed from North Horizon, Inc. upon the 2011 reverse merger. The five other January 2012 Debentures, in an aggregate principal amount of $100,000, were issued in exchange for new cash infusion by five individuals, three of whom are members of the Company’s Board of Directors.

The January 2012 Debentures contain an embedded conversion feature which is contingent upon the occurrence of the Financing. The value of the contingent conversion feature, if beneficial, will be recognized when the contingencies are resolved.

Through December 31, 2012, $12,000 (plus accrued interest of $435) of the January 2012 Debentures were converted into 16,580 shares of common stock, leaving an aggregate principal balance of $162,668 at December 31, 2012.

The Financing did not occur by January 13, 2013. However, in January 2013, the five remaining holders of the outstanding January 2012 Debentures agreed to extend the maturity date to January 14, 2014 at the same interest rate of 8% per annum, and to extend the date for optional conversion to common stock to January 14, 2014. In May and August 2013, four of the five holders of the outstanding January 2012 Debentures agreed to further extend the maturity date to July 1, 2014 at the same interest rate of 8% per annum, and to further extend the date for optional conversion to common stock to July 1, 2014. On November 11, 2013, four of the five holders of the outstanding January 2012 Debentures agreed to amend and restate the debentures to provide for automatic conversion into securities of the Company upon the earlier of either (a) the closing of the Financing and (b) July 1, 2016 (see Note 11). As of the date of this report as a result of the amendment and restatement of four of the January 2012 Debentures, only one of the January 2012 Debentures (totaling $20,000 in principal) has a maturity date and optional conversion date of January 14, 2014. All such debentures continue to bear interest at a rate of 8% per annum.

January 2013 Convertible Debenture

In January 2013, the Company issued a convertible debenture in the principal amount of $70,000 to a director of the Company (the “January 2013 Debenture”). The terms of the January 2013 Debenture are identical to those of the January 2012 Debentures.

On November 11, 2013, the holder of the outstanding January 2013 Debenture agreed to amend and restate the debenture to provide for automatic conversion into securities of the Company upon the earlier of either (a) the closing of the Financing and (b) July 1, 2016 (see Note 11). The January 2013 Debenture continues to bear interest at a rate of 8% per annum.

Line of Credit – Convertible Debenture

On January 22, 2013, the Company entered into a line of credit convertible debenture with its President and Chief Executive Officer (the “LOC Convertible Debenture”). Under the terms of its original issuance: (1) the Company could request to borrow up to a maximum principal amount of $250,000 from time to time; (2) amounts borrowed bore an annual interest rate of 8%; (3) the amounts borrowed plus accrued interest is payable in cash at the earlier of January 14, 2014 or when the Company completes a Financing; and (4) the holder had sole discretion to determine whether or not to make an advance upon the Company’s request.

On March 18, 2013, the LOC Convertible Debenture was amended and restated. Under its amended and restated terms: (1) the Company could request to borrow up to $500,000; (2) amounts borrowed bore an annual interest rate of 8%; (3) the amounts borrowed plus accrued interest is payable in cash at the earlier of January 14, 2014 or when the Company completes a Financing; (4) the holder committed to advance funds (up to the maximum amount borrowable thereunder) to the Company upon its request if and to the extent the Company will have insufficient liquidity to meet any material payment obligations arising in the ordinary course of business as they come due; and (5) the holder’s funding commitment automatically terminated on the earlier of January 1, 2014 or when the Company completed a financing with minimum net proceeds of at least $500,000. In addition, the holder’s funding commitment increases by the gross amount of any cash salary, bonus or severance payments provided to the holder under his employment agreement with the Company. The holder’s salary has been accrued and not paid under the provision of such employment agreement stating that salary payments will be accrued and not paid for so long as payment of such salary would jeopardize the Company’s ability to continue as a going concern.

 INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On May 6, 2013, the LOC Convertible Debenture was further amended to: (1) extend its maturity date from January 14, 2014 to July 1, 2014 (or, if earlier, when the Company completes a Financing); (2) increase the maximum principal amount borrowable thereunder from $500,000 to $1,000,000; and (3) change the automatic termination of the holder’s funding commitment to the earlier of July 1, 2014 or when the Company completes a financing with minimum net proceeds of at least $1,000,000. The other material terms of the debenture were not changed.

During the nine months ended September 30, 2013, the Company borrowed $326,608 under the LOC Convertible Debenture. As of September 30, 2013, the Company owed a balance of $326,608 in principal amount under the LOC Convertible Debenture, and there was $673,392 remaining available to use.

On November 11, 2013, the LOC Convertible Debenture was amended and restated (see Note 11).  The LOC Convertible Debenture continues to bear interest at a rate of 8% per annum.

May 2013 Convertible Debt Instrument

In May 2013, the Company issued convertible debt in the amount of $50,000, which, together with $1,458 of accrued interest, was converted in September 2013 into 83,103 shares of the Company’s common stock in accordance with the terms of the instrument, thereby fully extinguishing the debt.  During the five months that the debt was outstanding, the Company accreted $8,017 of the debt discount as interest expense.

Interest Expense

The Company recognized total interest expense on the January 2012 Debentures, the January 2013 Debenture and the LOC Convertible Debenture including amortization of the discount, of $19,070 and $4,288 for the three months ended September 30, 2013 and 2012, respectively, and $35,128 and $12,308 for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013 and December 31, 2012, there was an aggregate of $559,276 and $162,668, respectively, in principal amount due under the January 2012 Debentures, the January 2013 Debenture and the LOC Convertible Debenture, classified as short and long term liabilities as appropriate. All such debentures continue to bear interest at a rate of 8% per annum.

NOTE 7 – LICENSE AGREEMENTS

On April 19, 2013, the Company and CRI entered into an asset purchase agreement (the “CRI Asset Purchase Agreement”) pursuant to which the Company acquired:

⋅	all of CRI’s rights in past, present and future CIRCUMserumTM product formulations and presentations, and

⋅	an exclusive, perpetual license to commercialize CIRCUMserumTM products in all territories except for the United States.

CRI will retain commercialization rights for CIRCUMserumTM in the United States.

In consideration for such assets and license, the Company agreed to issue to CRI shares of the Company’s common stock valued at $250,000 within 10 days of the closing. The Company issued 631,313 shares to CRI in this regard. The Company will be required to issue to CRI shares of the Company’s common stock valued at an aggregate of $200,000 for milestones relating to additional clinical data received. The number of shares to be issued was or will be determined based on the average of the closing price for the 10 trading days immediately preceding the issue date. CRI will have certain “piggyback” registration rights with respect to the shares described above, which rights provide that, if the Company registers shares of its common stock under the Securities Act in connection with a public offering, CRI will have the right to include such shares in that registration, subject to certain exceptions. The Company recorded an asset totaling $250,000 related to the CRI Asset Purchase Agreement and will amortize this amount over its estimated useful life of 10 years. The Company will begin to record amortization of this asset in the fourth quarter of 2013 when it will commence use.  The Company has recorded net sales of CIRCUMserumTM of $445 which relate to Ex US sales from CRI’s website.

The CRI Asset Purchase Agreement also requires the Company to pay to CRI up to $7 million in cash milestone payments based on first achievement of annual net sales targets plus a royalty based on annual net sales. The obligation for these payments expires on April 19, 2023 or the expiration of the last of CRI’s patent claims covering the product or its use outside the United States, whichever is sooner. No sales milestones have been met under this agreement, and royalties owed to CRI were immaterial and included in net revenues.

INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In connection with this transaction, the Company engaged a consultant to assist in the technology transfer and manufacturing of the product. In consideration of such services, the Company agreed to issue to the consultant shares of its common stock valued at an aggregate of $75,000 at various dates following the closing of the CRI transaction. In each case, the number of shares issuable is determined based on the average of the closing price of the Company’s common stock for the 10 trading days immediately preceding the issue date (see Note 8).

On September 9, 2013, the Company entered into a license and distribution agreement with Ovation Pharma SARL (“Ovation”) under which it granted to Ovation an exclusive license to market and sell the Company’s topical treatment for reduced penile sensitivity, CIRCUMserum™, in Morocco. Ovation may pay the Company up to approximately $11.25 million upon achievement of commercial milestones. In addition, Ovation has agreed to certain upfront minimum purchases of CIRCUMserum™ based upon an agreed upon transfer price and yearly minimum purchases.

On September 9, 2013 the Company entered into a second license and distribution agreement with Ovation under which it granted to Ovation an exclusive license to market and sell the Company’s topical premature ejaculation treatment, EjectDelay™, in Morocco. Ovation may pay the Company up to approximately $18.6 million – allocated among a fixed upfront license fee and the achievement of regulatory and commercial milestones. In addition, Ovation has agreed to certain upfront minimum purchases of EjectDelayTM based upon an agreed upon transfer price and minimum yearly purchases.

The Company determined that the fixed upfront license fee payment was a separate deliverable under the EjectDelayTM license and distribution agreement. There were no additional obligations or deliverables associated with the license.  However, as of September 30, 2013, as Ovation had not yet received necessary government authorization to make the payment, the Company recorded the upfront license fee as deferred revenue, and will recognize when received.

NOTE 8 – SHAREHOLDERS’ EQUITY

Capital Stock

The Company is authorized to issue 150.0 million shares, all of which are common stock with a par value of $.001 per share.

Issuances of Common Stock

On January 17, 2013, the Company entered into an investor relations agreement with a third party pursuant to which the Company agreed to issue over the term of the agreement an aggregate of 250,000 shares of common stock in exchange for investor relations’ services to be rendered. On September 18, 2013, the Company extended the term of the investor relations agreement, and agreed to issue an additional aggregate of 300,000 shares of common stock in exchange for investor relations’ services to be rendered over the term of the agreement.

As of September 30, 2013, the Company has issued the 250,000 shares according to the original agreement, and an additional 50,000 shares related to the extension. All issued shares have been valued at the closing price of the Company’s common stock on the date of issuance. The Company recognized expense of $26,000 and $159,450, respectively, under the investor relations agreement during the three and nine months ended September 30, 2013.

On April 19, 2013, the Company issued 631,313 shares of common stock to CRI pursuant to the CRI Asset Purchase Agreement, which had a fair value of $250,000 (see Note 7).

In connection with this transaction, the Company engaged a consultant to assist in the technology transfer and manufacturing of the product. In consideration of such services, the Company agreed to issue to the consultant shares of its common stock valued at $75,000 at various dates following the closing of the CRI transaction. For the three and nine months ended September 30, 2013, the Company has issued 66,137 shares and 227,302 shares, respectively. The value of the shares issued for the three and nine months ended September 30, 2013 was $25,000 and $75,000, respectively.

On June 21, 2013, the Company issued an aggregate of 416,841 shares of common stock for proceeds of $134,640 to a related party (see Note 4).

INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On June 28, 2013, the Company entered into an agreement with a consultant to provide drug development pre-clinical consulting services for CIRCUMserumTM and EjectDelayTM.  In consideration of such services, the Company agreed to issue the consultant shares of its common stock valued at $80,200.  The number of shares to be issued will be determined based on the average of the closing price of the Company’s common stock for the 10 trading days immediately preceding the issue date.

On August 29, 2013, the parties entered into an addendum to this consulting agreement.  In consideration of additional services, the Company agreed to issue the consultant shares of its common stock valued at an additional $23,000.   The number of shares to be issued will be determined based on the average of the closing price of the Company’s common stock for the 10 trading days immediately preceding the issue date.

As of September 30, 2013, the Company has issued 204,086 shares according to the consulting agreement.  All issued shares have been valued at the closing price of the Company’s common stock on the date of issuance.  The aggregate value of the shares issued was $66,342, which corresponds to the service period of the consultant’s services.

On May 15, 2013, the Company issued a convertible debt instrument in the amount of $50,000, which, together with $1,458 of accrued interest, was converted on September 25, 2013 into 83,103 shares of the Company’s common stock in accordance with the terms of the instrument, thereby fully extinguishing the debt.  During the five months that the debt was outstanding, the Company accreted $8,017 of the debt discount as interest expense.

In addition, the Company issued 94,974 and 256,139 shares of common stock to other consultants under consulting agreements for the three and nine months ended September 30, 2013, respectively.  The shares were issued under the Company’s 2013 Equity Incentive Plan.  The aggregate value of the shares issued was $47,332, and $97,333 for the three and nine months ended September 30, 2013, which corresponds to the service period of the respective consultant’s services.

Equity Plan

The Company has issued share-based stock, stock unit and option awards to employees, non-executive directors and outside consultants under the Company’s 2013 Equity Incentive Plan (the “Incentive Plan”).  The Incentive Plan allows for the issuance of stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards, in addition to stock options.  The exercise price for all equity awards issued under the Incentive Plan is based on the fair market value of the common stock.  Currently, because the Company’s common stock is quoted on the OTC Bulletin Board, the fair market value of the common stock is equal to the last-sale price reported by the OTC Bulletin Board as of the date of determination, or if there were no sales on such date, on the last date preceding such date on which a sale was reported.  Generally, each vested stock unit entitles the recipient to receive one share of Company common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date.  Stock units can vest according to a schedule or immediately upon award.  Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards, and have a ten-year life.  Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based.

As of September 30, 2013, there were 6,300,000 stock units and 40,500 shares subject to options outstanding, the Company issued 460,225 shares as payments for services, and 3,199,551 shares were available for future grants under the Incentive Plan.

Stock-based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the three and nine months ended September 30, 2013 and 2012 have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures, are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock-based compensation expense are recorded.

Except for transactions with employees and directors that are within the scope of ASC 718, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The stock-based compensation expense for the three and nine months ended September 30, 2013 was $289,270 and $1,962,379, respectively. The Company calculates the fair value of each equity award on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any equity awards during the nine months ended September 30, 2012.  For the three and nine months ended September 30, 2013 the following weighted average assumptions were utilized for the stock option granted during the period:

INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2013
Expected life (in years)	6
Expected volatility	235.7%-243.15%
Average risk free interest rate	1.71%-1.75%
Dividend yield	0%

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

The following table summarizes the number of options outstanding and the weighted average exercise price:

Weighted
		Weighted	remaining
		average exercise	contractual life	Aggregate
	Options	price	(years)	intrinsic value
Outstanding at December 31 ,2012	-	$-	-	$-
Granted	40,500	0.49	9.8	16,800
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2013	40,500	$0.49	9.8	$16,800
Vested at September 30, 2013	10,500	$0.90	10	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common shares that were in the money at September 30, 2013.

The Company granted 10,500 and 40,500 options during the three and nine months ended September 30, 2013, respectively. The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2013 was $0.48. No options were granted during the nine months ended September 30, 2012.

At September 30, 2013 and 2012, the aggregate intrinsic value of all outstanding options was $16,800 and zero, respectively. No options were exercised under the Incentive Plan during the nine months ended September 30, 2013 or 2012.

INNOVUS PHARMACEUTICALS, INC.
(Formerly North Horizon, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock Units

The following table summarizes the number of stock units outstanding:

Stock Units
Outstanding at December 31, 2012	-
Granted	7,050,000
Expired	-
Cancelled	(750,000)
Forfeited	-
Outstanding at September 30, 2013	6,300,000
Vested at September 30, 2013	3,058,333

  The vested stock units at September 30, 2013 have not settled and are not showing as issued and outstanding shares of the Company. Settlement of these vested stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of the Company, or (iii) 10 years from date of issuance. Settlement of vested stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the committee.

On February 15, 2013, the Company entered into a stock unit agreement with its President and Chief Executive Officer pursuant to his employment agreement. Under the terms of the agreement, the Company issued 6,000,000 stock units, 2,000,000 of the units vested immediately, while the remaining 4,000,000 vest in eight equal quarterly installments until January 1, 2015, subject to his continued service to the Company as of the vesting date.

On February 15, 2013, the Company entered into a stock unit agreement with a consultant. Under the terms of the agreement, the Company issued 300,000 stock units, with one thirty-sixth of the units vesting on the 7th of each month beginning on March 7, 2013, subject to the consultant’s continued service to the Company as of the vesting date. At September 30, 2013, 58,331 shares have vested under this agreement.

The Company recognized compensation expense of $317,363 and $1,848,763 for the vested portion of the stock units for the three and nine month periods ended September 30, 2013.

NOTE 9 – NON CASH FINANCING ACTIVITIES

Nine-month period ended September 30, 2013:

•	The Company issued of 631,313 shares of common stock (valued at $250,000) in connection with the CRI Asset Purchase Agreement, as described in Note 8.
•	The Company issued 83,103 shares of common stock upon conversion of a convertible note, as described in Note 6.

Nine-month period ended September 30, 2012:

•	$74,668 payable to a related party was converted into a convertible note, as described in Note 6.
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
(Unaudited)

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2013, the FASB issued amendments to address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted). The adoption of the amendment had no impact on the Company’s financial position or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

Amendment and Restatement of January 2012 and 2013 Convertible Debentures

On November 11, 2013, the Company and the holders of four of the five outstanding January 2012 Debentures and the holder of the outstanding January 2013 Debenture, agreed to amend and restate the terms of such debentures to provide for automatic conversion of outstanding principal and accrued interest into securities of the Company upon the earlier of either (a) the closing of the Financing and (b) July 1, 2016.  The securities to be issued will be either the Company’s securities that are issued to the investors in the Financing or, if the Financing does not occur by July 1, 2016, shares of the Company’s common stock based on a conversion price of $0.312 per share. These debentures have an aggregate principal amount of $212,668 and are held by various investors, including related parties.  The other terms of these five amended and restated debentures were not changed (see Note 6).   All such debentures continue to bear interest at a rate of 8% per annum.

Amendment and Restatement of LOC Convertible Debenture

On November 11, 2013, the Company and the holder of the LOC Convertible Debenture agreed to amend and restate its terms to provide that: (1) the debenture will automatically convert into securities of the Company upon the earlier of either (a) the closing of the Financing and (b) July 1, 2016 and (2) the holder’s funding commitment will automatically terminate on the earlier of either (a) when the Company completes a financing with minimum net proceeds of at least $4,000,000 and (b) July 1, 2016. The securities to be issued upon automatic conversion will be either the Company’s securities that are issued to the investors in the Financing or, if the Financing does not occur by July 1, 2016, shares of the Company’s common stock based on a conversion price of $0.312 per share. The debenture continues to bear interest at a rate of 8% per annum. The other material terms of the debenture were not changed (see Note 6).

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

Overview

We are an emerging pharmaceutical company engaged in the commercialization, licensing, and development of non-prescription and prescription pharmaceutical and non-pharmaceutical products with unique packaging and presentation. Our products are focused in the sexual dysfunction and pain relief areas and will be marketed via the web or to dermatologists, urologists and sex therapists either directly in the United States or through distributors ex-US. Our business model leverages our ability to acquire and in-license commercial products, ongoing product development, business development and established physician relationships to drive strong growth in demand for our core products. Our future success is very dependent on these ongoing efforts.

Strategy

Our strategy is underway and we expect the company to transition from a development stage company into a commercial stage company in the next one to two quarters when we launch two of our products for sexual dysfunction and arthritis pain relief in the US and other territories. The Company is growing its pipeline through internal development and/or acquisition of existing products that are complementary to our two main therapeutic areas namely sexual dysfunction and pain relief. Our current product portfolio is comprised of EjectDelayTM for premature ejaculation, CIRCUMserumTM for reduced penile sensitivity, ApeazTM for arthritis pain, which is based on the strong anti-inflammatory methyl salicylate, and XyralidTM for hemorrhoids, which is based on the active drug lidocaine and works by anesthetizing inflamed tissue. The Company has signed two license agreements for EjectDelayTM and CIRCUMserumTM for one country and is seeking additional partners for territories in which the Company currently does not operate.

Results of Operations for the Three and Nine Months Ended September 30, 2013 Compared with the Three and Nine Months Ended September 30, 2012

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Product sales	$166		$445
Total revenue	166	-	445	-
Operating expenses
Research and development	66,342	-	66,342	-
General and administrative	648,127	73,231	3,086,918	179,357
Total operating expenses	714,469	73,231	3,153,260	179,357
Operating loss	(714,303)	(73,231)	(3,152,815)	(179,357)
Other income (expenses)
Interest expense	(19,649)	(4,288)	(35,707)	(12,743)
Net income loss	(733,952)	(77,519)	(3,188,522)	(192,100)
Weighted average number of common shares outstanding	17,848,558	16,333,670	17,030,496	10,549,045
Basic and diluted income (loss) per common share	$(0.04)	$(0.00)	$(0.19)	$(0.02)

Revenue: For the three months ended September 30, 2013 and 2012, the Company recognized $166, and no revenues, respectively, and for the nine months ended September 30, 2013 and 2012, the Company recognized $445 and no revenues, respectively. Revenues for both the three and nine months ended September 30, 2013 consisted of ex-US sales of CIRCUMserumTM on CRI’s website (see Note 7).

Research & Development: Research and development expenses are mainly related to the development and post marketing studies supporting CIRCUMserumTM and EjectDelayTM sales and marketing efforts, which began in 2013.

General and administrative: General and administrative expenses consist primarily of stock compensation expense related to stock units and stock options granted to employees and officers of the Company, and payroll and related expenses for employees. Additionally, our general and administrative expenses include professional fees, investor relations, insurance premiums, public reporting costs and general corporate expenses.

General and administrative expenses for the three months ended September 30, 2013 increased by $574,896, compared with the three months ended September 30, 2012. The increase is primarily due to an increase in stock compensation expense of $279,850, an increase in professional fees of $85,342, which includes an increase in legal fees of $19,560, and an increase in consulting expense of $69,300. Additionally, payroll and employee compensation expense increased by $195,831, and general office and administrative related expense increased by $13,873, which includes increases in expenses related to rent, advertising, investor relations, and travel. The increase in expenses is related to the Company’s progression towards the expected launch of two of its products for sexual dysfunction and arthritis pain relief in the US and other territories in the up-coming quarters.

General and administrative expenses for the nine months ended September 30, 2013 increased by $2,907,561, compared with the nine months ended September 30, 2012. The increase is primarily due to an increase in stock compensation expense of $1,962,379, related to the stock units for the Chief Executive Officer and other stock option vesting, an increase in professional fees of $457,440, which includes an increase in legal fees of $132,805, an increase in consulting expense of $211,147, and an increase in investor relations fees of $108,295. Additionally, payroll and employee compensation expense increased by $359,187 and general office and administrative related expense increased by $57,996, which includes increases in expenses related to rent, advertising, investor relations, and travel. The increase in expenses is related to the Company’s progression towards the expected launch of two of its products for sexual dysfunction and arthritis pain relief in the US and other territories in the up-coming quarters.

Interest expense: Interest expense primarily includes interest related to the Company’s 2012 and 2013 Convertible Debentures. For the three months ended September 30, 2013, interest expense was $19,649 compared with $4,288 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, interest expense was $35,707 compared to $12,743 with the nine months ended September 30, 2012. The increases in both periods were the result of an increase in the amount of outstanding debt during 2013 compared to 2012.

Liquidity and Capital Resources

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments, primarily to related parties including directors and officers. Combined with minimal revenue, these funds have provided us with the resources to operate our business, to begin to sell and support our products, attract and retain key personnel, fund our research and development programs and clinical studies, and apply for and obtain the necessary regulatory approvals. However, we have not yet had sufficient funds to significantly develop or commercialize our technologies. To date, we have experienced net losses and negative cash flows from operations each year since our inception. Through September 30, 2013, we had an accumulated deficit of approximately $5,637,343. At September 30, 2013, we had $25,876 in cash as compared to $18,445 at December 31, 2012.

During the nine months ended September 30, 2013, we received the following debt and equity financing:

In January 2013, we issued an 8% convertible debenture to a board member in the amount of $70,000. This debenture bears an annual interest rate of 8% and was amended and restated on November 11, 2013 (see Notes 6 and 11).

Furthermore, the holders of the 8% convertible debentures issued in 2012 and 2013 agreed to amend and restate certain terms of such debentures.  As a result of the applicable amendments and restatements, five of the six debenture holders with debentures, totaling $212,668 in principal, agreed to amend and restate their terms to provide for automatic conversion into securities of the Company.  One of the debenture holders (totaling $20,000 in principal) agreed to extend the maturity date and optional conversion date to January 14, 2014.

Additionally in January 2013, we entered into a line of credit convertible debenture with our Chief Executive Officer and President. That debenture was amended and restated in March 2013, further amended in May 2013, and amended and restated in November 2013 (see Notes 6 and 11). Dr. Damaj is committed to advance funds (up to the maximum amount borrowable thereunder) to us upon our request if and to the extent we will have insufficient liquidity to meet any material payment obligations arising in the ordinary course of business as they come due. Dr. Damaj’s funding commitment automatically terminates on the earlier of July 1, 2016 or when we complete a financing with minimum net proceeds of at least $4,000,000. In addition, Dr. Damaj’s funding commitment increases by the gross amount of any cash salary, bonus or severance payments provided to him under his employment agreement with us. His salary has been accrued and not paid under the provision of his employment agreement stating that salary payments will be accrued and not paid for so long as payment of such salary would jeopardize our ability to continue as a going concern. Through the date of this report, we have borrowed $379,601 under this debenture, and have $620,399 available. The debenture continues to bear interest at a rate of 8% per annum. Through September 30, 2013, Dr. Damaj earned compensation of $257,877, which has not been paid.

In May 2013, we issued convertible debt in the amount of $50,000, which, together with $1,458 of accrued interest, was converted in September 2013 into 83,103 shares of our common stock in accordance with the terms of the instrument, thereby fully extinguishing the debt. During the five months that the debt was outstanding, we accreted $8,017 of the debt discount as interest expense (see Note 6).

In June 2013, we entered into a subscription agreement pursuant to which we sold an aggregate of 416,841 shares of our common stock for aggregate proceeds of $134,640 (see Note 4).

At September 30, 2013, we had cash of $25,876 compared to a total of $18,445 as of December 31, 2012. For the nine months ended September 30, 2013, cash used in operating activities was $519,668, consisting primarily of the net loss for the period of $3,188,522, non-cash stock compensation expense of $1,962,379, common stock issued for services of $354,421, and $8,017 for non-cash accretion of debt discount to interest expense.  Additionally, working capital changes consisted of cash increases related to a $61,121 increase in accounts payable, a $281,582 increase in accrued compensation and a $22,563 increase in interest payable, offset by cash decreases related to a $21,200 increase in prepaid expenses, a $75,165 increase in accounts receivable, and an increase in deferred revenue of $75,136 related to the license fee due from the Ovation agreement. For the nine months ended September 30, 2013, cash used in investing activities was $-0-. For the nine months ended September 30, 2013, cash provided by financing activities was $531,248 relating primarily to increases of $134,640 in proceeds from stock issued for cash from our President and Chief Executive Officer, and $446,608 in proceeds from convertible debt from related parties.

For the nine months ended September 30, 2012, cash used in operating activities was $192,369, consisting primarily of the net loss for the period of $192,100.  Additionally, working capital changes consisted of cash increases related to a $12,743 increase in interest payable, offset by cash decreases related to a $12,500 decrease in related-party payables and a $512 decrease in accounts payable. For the nine months ended September 30, 2012, cash used in investing activities was $-0-. For the nine months ended September 30, 2012, cash provided by financing activities was $200,500 relating primarily to increases of $100,500 in proceeds from stock issued for cash and $100,000 in proceeds from convertible debt issued to a related party.

We expect that our existing capital resources, including the funds we may borrow under the line of credit convertible debenture entered with our President and Chief Executive Officer, of which $620,399 is still available, will be sufficient to allow us to continue our operations and commence the product development process for selected products through October 1, 2014. However, our actual needs will depend on numerous factors, including timing of introducing our products to the marketplace, our ability to attract ex-US distributors for our products, our ability to in-license or develop new product candidates and our ability to finalize merger and acquisition activities. As a result, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned commercial and development operations, enter into strategic relationships or merge or be acquired by another company. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

New Accounting Standards

Refer to Note 10, in “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of new accounting standards.
Off- Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures.  The Company carried out an evaluation, under the supervision and with the participation of management, including the President and Chief Executive Officer (principal executive officer and principal accounting and financial officer), of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. Based on the foregoing, the President and Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013 due to the material weakness in internal control over financial reporting identified in the section “Management’s Report on Internal Control over Financial Reporting” set forth in Part II, Item 9A of the Company’s Annual Report on Form 10-K. Although the Company has taken several steps to help remediate the identified material weakness, including the hiring of additional accounting and financial personnel, the establishment of segregation of duties and the implementation of purchasing and approval controls, this material weakness was ongoing at September 30, 2013.

Notwithstanding this material weakness, management concluded that the financial statements included in this quarterly report fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Change in Internal Control over Financial Reporting. Except for the remedial measures to correct the material weakness discussed above, no change in the internal control over financial reporting occurred during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company may be a party to legal proceedings. The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 19, 2013 and the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 13, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 18, 2013, the Company extended its investor relations agreement with a third party and agreed to issue an additional 300,000 shares of its common stock in exchange for investor relations’ services.

On September 25, 2013, the Company converted a convertible debt instrument in the amount of $50,000, together with $1,458 of accrued interest, into 83,103 shares of the Company’s common stock in accordance with the terms of the instrument, thereby fully extinguishing the debt.
 The securities described above were offered and sold in reliance on Section 4(a)(2) of the Securities Act of 1933 or Rule 506 of Regulation D promulgated thereunder. The Company relied on the investor’s written representations, including a representation that such investor is an “accredited investor” as that term is defined in Rule 501(a) under the Securities Act. The investor also represented that it was acquiring the securities for investment only and not with a view toward resale or distribution. The Company will request our stock transfer agent to affix appropriate restrictive legends to the stock certificates when issued. Neither the Company nor anyone acting on the Company’s behalf offered or sold the securities by any form of general solicitation or general advertising.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Amendment and Restatement of January 2012 Convertible Debentures

On November 11, 2013, the Company and the holders of four of the five outstanding convertible debentures the Company issued in January 2012 agreed to amend and restate the terms of such debentures to provide for automatic conversion of outstanding principal and accrued interest into securities of the Company upon the earlier of either (a) the Company’s completion of a financing with minimum gross proceeds of $4,000,000 (the “Financing”) and (b) July 1, 2016 (as described in Note 11). The securities to be issued will be either the Company’s securities that are issued to the investors in the Financing or, if the Financing does not occur by July 1, 2016, shares of the Company’s common stock based on a conversion price of $0.312 per share. All such debentures continue to bear interest at a rate of 8% per annum. These debentures, some of which are held by a related party, have a principal amount of $142,668. The other terms of these four amended and restated debentures were not changed (see Notes 6 and 11). The foregoing disclosure is provided in lieu of providing disclosure under Items 1.01 of Form 8-K.

Amendment and Restatement of January 2013 Convertible Debenture

On November 11, 2013, the Company and the holder of the convertible debenture the Company issued in January 2013 agreed to amend and restate the terms of such debenture to provide for automatic conversion of outstanding principal and accrued interest into securities of the Company upon the earlier of either (a) the closing of the Financing and (b) July 1, 2016 (as described in Note 11). The securities to be issued will be either the Company’s securities that are issued to the investors in the Financing or, if the Financing does not occur by July 1, 2016, shares of the Company’s common stock based on a conversion price of $0.312 per share. The debenture continues to bear interest at a rate of 8% per annum. This debenture, held by a related party, has a principal amount of $70,000. The other terms of this debenture were not changed (see Notes 6 and 11). The foregoing disclosure is provided in lieu of providing disclosure under Items 1.01 of Form 8-K.

Amendment and Restatement of Line of Credit Convertible Debenture

On November 11, 2013, the Company and the holder of the line of credit convertible debenture the Company issued in January 2013 agreed to amend and restate its terms to provide that: (1) the outstanding principal and accrued interest will automatically convert into securities of the Company upon the earlier of either (a) the closing of the Financing and (b) July 1, 2016 (as described in Note 11) and (2) the holder’s funding commitment will automatically terminate on the earlier of either (a) when the Company completes a financing with minimum net proceeds of at least $4,000,000 and (b) July 1, 2016. The securities to be issued upon automatic conversion will be either the Company’s securities that are issued to the investors in the Financing or, if the Financing does not occur by July 1, 2016, shares of the Company’s common stock based on a conversion price of $0.312 per share. The debenture continues to bear interest at a rate of 8% per annum. The other material terms of the debenture were not changed (see Notes 6 and 11). As of the date of this report this debenture, held by the Company’s president and Chief Executive Officer, has a principal amount outstanding of $379,601. The foregoing disclosure is provided in lieu of providing disclosure under Items 1.01 of Form 8-K.

Appointment of Interim Principal Financial Officer

In the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2013, the Company announced the resignation of its Executive Vice President and Chief Financial Officer. On November 13, 2013, the Company’s board of directors appointed Dr. Bassam Damaj to serve as its interim principal financial officer until the Company retains a permanent chief financial officer. Dr. Damaj will continue to serve as the Company’s President and Chief Executive Officer.

Dr. Damaj, 46, has served on the Company’s Board of Directors since January 22, 2013 and as the Company’s President and Chief Executive Officer since January 22, 2013. Before joining Innovus Pharma, Dr. Damaj served as President and Chief Executive Officer of Apricus Biosciences, Inc. (NASDAQ: APRI) from December 2009 until November 2012, during which time Apricus Bio obtained approval of its lead drug, Vitaros, a treatment for erectile dysfunction in Canada and licensed its rights to multiple large pharmaceutical companies such as Novartis-Sandoz, Abbott, Takeda, Bracco and others. Before joining Apricus Bio, Dr. Damaj was a co-founder of Bio-Quant, Inc. and served as the Chief Executive Officer and Chief Scientific Officer and as a member of Bio-Quant’s board of directors from its inception in June 2000 until its acquisition by Apricus Bio in June 2011. In addition, Dr. Damaj was the founder, Chairman, President and Chief Executive Officer of R&D Healthcare, and the co-founder of Celltek Biotechnologies. He also served as a member of the Board of Directors of CreAgri, Inc. and was Member of the Scientific Advisory Board of MicroIslet, Inc. He is the author of the Immunological Reagents and Solutions reference book, the inventor of many patents and the author of numerous peer reviewed scientific publications. Dr. Damaj won a US Congressional award for the Anthrax Multiplex Diagnostic Test in 2003. Dr. Damaj holds a Ph.D. degree in Immunology/Microbiology from Laval University and completed a postdoctoral fellowship in molecular oncology at McGill University. Dr. Damaj and Dr. Ziad Mirza, a member of the Company’s board of directors, are second cousins.

The information regarding Dr. Damaj set forth under the section “Item 13. Certain Relationships and Related Transactions, and Director Independence.” in the Company’s annual report on Form 10-K filed with the SEC on March 19, 2013, and the information regarding Dr. Damaj in Note 6 – Convertible Debentures – Related Parties set forth in Item 1. Financial Statements of this report are incorporated by reference into this Item 5.

The foregoing disclosure is provided in lieu of providing disclosure under Items 5.02 of Form 8-K.

ITEM 6.	EXHIBITS

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innovus Pharmaceuticals, Inc.
(Registrant)

Dated: November 14, 2013	/s/ Bassam Damaj
Bassam Damaj, President and Chief
Executive Officer
(Principal Executive and Financial Officer)

INDEX TO EXHIBITS
Exhibit No.	Description

10.1#
Change in Control and Severance Agreement, dated August 9, 2013, between Innovus Pharmaceuticals, Inc. and Morgan Brown (incorporated by reference to Exhibit 10.6 on Form 10-Q, filed with the SEC on August 13, 2013).

10.2*#	Amended and Restated Innovus Pharmaceuticals, Inc. Non-Employee Director Compensation Plan, dated October 1, 2013.

10.3*	Amended and Restated 8% Convertible Debenture, dated November 11, 2013, between Innovus Pharmaceuticals, Inc. and Bassam Damaj, Ph.D.

10.4*	Amended and Restated 8% Convertible Debenture, dated November 11, 2013, between Innovus Pharmaceuticals, Inc. and Henry Esber, Ph.D.

10.5*	Form of Amended and Restated 8% Convertible Debenture, dated November 11, 2013, between Innovus Pharmaceuticals, Inc. and debenture holders.

31.1*	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
#Management contract or compensatory plan

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

k; FONT-SIZE: 10pt">Change in Internal Control over Financial Reporting. Except for the remedial measures to correct the material weakness discussed above, no change in the internal control over financial reporting occurred during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

19

PART II—OTHER INFORMATION