Form 10-K
period 2013-12-31
INNOVUS PHARMACEUTICALS, INC.
filed 2014-03-28
CIK 1411879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

1or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 000-52991

INNOVUS PHARMACEUTICALS, INC.

(Name of registrant as specified in its charter)

NEVADA	90-0814124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9171 Towne Centre Drive, Suite 440, San Diego, CA 92122

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Market Value of Non-Affiliate Holdings

The market value of the registrant’s common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter 2013, was $3,084,356, based on 9,071,635 shares being then held by non-affiliates and a closing trading price of $0.34 per share on the OTCBB on June 28, 2013.

Outstanding Shares

As of March 24, 2014, the registrant had 23,399,557 shares of common stock outstanding.

Documents Incorporated by Reference

None.

2

PART I

In this report, references to “Innovus Pharma,” the “Company,” “we,” “us,” “our,” and words of similar import and meaning refer to Innovus Pharmaceuticals, Inc.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be beyond our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under “Item 1A. Risk Factors” below and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission, or the SEC. Except as required by applicable law, we do not intend to update any of the forward-looking statement to conform these statements to actual results.

Item 1.     Business.

Overview

We are an emerging pharmaceutical company engaged in the commercialization, licensing, and development of non-prescription pharmaceutical and consumer health products. We deliver innovative and uniquely presented and packaged health solutions through our over-the-counter, or OTC medicines and consumer and health products, which we market directly or through commercial partners to primary care physicians, urologists, gynecologists and therapists, and directly to consumers through on-line channels, retailers and wholesalers. Our business model leverages our ability to acquire and in-license commercial products that are supported by scientific, and or clinical evidence, place them through our existing supply chain, retail and on-line channels to tap new markets and drive demand for such products and to establish physician relationships.

Innovus Pharma Strategy

Our corporate strategy focuses on two primary objectives:

1.	Developing a diversified product portfolio of exclusive unique and patented non-prescription pharmaceutical and consumer health products: through (a) the acquisition of marketed non-prescription pharmaceutical and consumer health products; and (b) the introduction of line extensions and reformulations of currently marketed products.

2.	Building an innovative, global sales and marketing model through commercial partnerships with established complimentary partners that: (a) generates revenue and (b) requires a lower cost structure compared to traditional pharmaceutical companies.

The execution of our strategy is underway, and we have generated revenue from some of our products most notably from Zestra®, Zestra® Glide and EjectDelay™.

We believe that our ability to market, license, acquire and develop brand name non-prescription pharmaceutical and consumer health products will uniquely position us to commercialize our products and grow in this market in a differentiated way. The following are additional details about our strategy:

1.	Focusing on acquisition of commercial non-prescription pharmaceutical and consumer health products that are well aligned with current therapeutic areas of male and female sexual health, pain and vitality. In general, we seek non-prescription pharmaceutical and consumer health products that are already marketed with scientific and/or clinical data and evidence that are aligned with our therapeutic areas and that we can grow through promotion to physicians and expanding their sales through our existing retail and online channels and commercial partners on a worldwide basis. Our acquisitions of (a) Ex-U.S. rights to CIRCUMserum™ from Centric Research Institute, or CRI, and (b) Zestra® and Zestra® Glide from the acquisition of Semprae Laboratories, Inc., are examples of this strategy. Using this strategy we are moving from a development-stage company to a commercial company as Zestra® and Zestra® Glide are already marketed in the United States and Canada and the two products combined generated approximately $1 million in revenue during 2013. The efficacy of Zestra® is supported by two published US placebo controlled clinical trials in 276 women with mixed female sexual arousal disorder (FSAD) and non FSAD. Currently Zestra® and Zestra® Glide are commercially available in the US and Canada. The products are available in large retails chains in the US such as Walmart and through multiple online retailers in both the US and Canada.

2.	Increasing the number of US and Canadian non-exclusive distribution channel partners for direct and online sales and also open more channels directly to physicians, urologists, gynecologists and therapists. One of our goals is to increase the number of US and Canadian distribution channel partners that sell our products. To do this, we have devised a three-pronged approach. First, we are seeking to expand the number of OTC direct selling partners, such as the larger in-store distributors (e.g., CVS, Walmart, etc.), and to expand sales to the more regional, statewide and local distributors, such as regional pharmacy chains, large grocery stores and supplement and health stores. Second, we are working to expand our online presence through relationships with well-known online sellers that we believe have sufficient customers to warrant our relationship with them. Third, we are seeking to expand sales of our OTC products directly through sampling programs and detailing to physicians, urologists, gynecologists, therapists and to other healthcare providers who generally are used to recommending to their patients products that are supported by strong scientific and/or clinical data and evidence.

3.	Seeking commercial partnerships outside the US and potentially outside of Canada and developing consistent international commercial and distribution systems. One of our goals to increase revenue from our products and the products we may acquire is to develop a strong group of international distribution partners outside of the US and Canada. To do so, we are relying in part on past relationships that Dr. Bassam Damaj, our President and Chief Executive Officer, has had with certain commercial partners in the Canada, Middle East, Europe, Asia, Africa and Latin America, and on our ability to develop new relationships with commercial distributors who we believe can demonstrate they have leading positions in their regions and can provide us with effective marketing and sales efforts and teams to detail our products physicians and therapists. We use commercial partners outside the US and Canada where they are responsible for storing, distributing and promoting our products to physicians, urologists, gynecologists, therapists and to other healthcare providers. An example of this strategy is the two commercial partnerships we entered into with Ovation Pharma SARL for CIRCUMserum™ and EjectDelay™, which we expect will begin generating revenues for us in 2014. We granted Ovation Pharma an exclusive license to market and sell CIRCUMserum™ and EjectDelay™ in Morocco. With respect to CIRCUMserum™, Ovation may pay us up to approximately $11.25 million upon achievement of commercial milestones, and with respect to EjectDelay™, Ovation may pay us up to approximately $18.6 million allocated among a fixed upfront license fee and payments subject to the achievement of regulatory and commercial milestones. In addition, Ovation agreed to certain upfront minimum purchases of EjectDelay ™ based upon an agreed upon transfer price. We also intend to in-license other proprietary products that we believe would benefit from our platform.

4.	Developing a proprietary patent portfolio to protect the therapeutic products and categories we desire to enter. We have filed and are working to secure patent claims in the US and abroad covering product inventions and innovations that we believe are valuable. These patents, if issued and ultimately found to be valid, may enable us to create a barrier to entry for competitors on a worldwide basis.

5.	Achieving cost economies of scale from lower cost manufacturing, integrated distribution channels and multiple product discounts. We believe that the Company can achieve higher gross margins per product from shifting manufacturing to lower cost manufacturers. We also feel that we can buy OTC and consumer healthcare products and reintroduce them into our networks utilizing our integrated distribution channels and also receive multiple product economies of scale from our distribution partners.

Pharmaceutical and Consumer Care Products

Our pharmaceutical and consumer care product business is currently made up of the following OTC and consumer care health products which are currently being marketed;

Male and Female Sexual Health:

1.	EjectDelay™ is an OTC monograph-compliant benzocaine-based topical gel for treating premature ejaculation by desensitizing the nerves in the penis, allowing a man to improve control of his ejaculation to over 2 minutes.

2.	CIRCUMserum™ is a non-medicated cream which moisturizes the head of the penis for enhanced feelings of sensation and greater sexual satisfaction. It is a patent-pending blend of essential oils and ingredients generally recognized as safe that recently commenced marketing in the US. We acquired the global ex-US distribution rights to CIRCUMserum™ from CRI.

3.	Zestra® is a non-medicated patented natural product that has been shown to increase desire, arousal and reduce pain from sexual intercourse in women.

4.	Zestra® Glide is a clinically-tested water-based longer lasting lubricant. We acquired both products in our acquisition of Semprae Laboratories, Inc. at the end of 2013.

Pain:

1.	Apeaz™ is an OTC monograph-compliant topical cream for the relief of arthritis pain among other inflammatory conditions which contains methylsalicylate as the active pharmaceutical product.

2.	Xyralid™ is an OTC monograph compliant lidocaine-based spray in development for the relief of hemorrhoids pain among other inflammatory conditions.

Other:

1.	Regia™ is a natural extract of the regia plant shown in pre-clinical studies to have strong anti-bacterial and anti-fungal properties and is used in oral mouthwash.

As we look to build a broader product portfolio, we intend to develop and seek product opportunities in the areas described above male and female sexual health, vitality and pain management.

Sales and Marketing Strategy

Our sales and marketing strategy is based on (a) working with direct commercial channel partners in the US and Canada and also directly marketing the products ourselves to physicians, urologists, gynecologists and therapists and to other healthcare providers and (b) working with exclusive commercial partners outside of the US and Canada. We market and distribute our products in the US and Canada through retailers, wholesalers and online channels. The Company intends to start to promote our products directly to physicians, urologists, gynecologists and therapists and to other healthcare providers in 2014. Our strategy outside the US and Canada is to partner with companies who can effectively market and sell our products in their countries through their direct marketing and sales teams. The strategy of using our partners to commercialize our products is designed to limit our expenses and fix our cost structure, enabling us to increase our reach while minimizing the incremental spending impact on the Company.

Manufacturers and Single Source Suppliers

We use third-party manufacturers for the production of our products for development and commercial purposes. We believe there is currently excess capacity for manufacturing in the marketplace and opportunities to lower manufacturing cost through outsourcing to regions and countries that can do it on a more cost-effective basis. Some of our products are currently available only from sole or limited suppliers. The Company currently has multiple contract manufacturers for its multiple products, and we issue purchase orders to these suppliers each time we require replenishment of our product inventory All of our current manufacturers are based in the US and we are looking to establish contract manufacturing for certain of our products in Europe and the MENA region to reduce the cost and risk of supply chain to our current and potential commercial partners in their respective territories.

Government Regulation

Our products are normally subject to regulatory approval or must comply with various U.S. or international regulatory requirements. Unlike pharmaceutical companies who primarily sell prescription products, we currently mainly sell drug or health products into the OTC market. While prescription products normally must progress from .pre-clinical to clinical to approval and then can be marketed and sold, our products are normally subject to conformity to FDA monograph requirements and similar requirements in other countries and take a lot shorter time for us to satisfy regulatory requirements and permit us to begin commercialization.

Below is a brief description of the FDA regulatory process for prescription drugs and that [remainder text not legible]

US Food and Drug Administration

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

The FDA regulates, among other things, the research, manufacture, promotion and distribution of drugs in the US under the Federal Food, Drug and Cosmetic Act, or the FFDCA, and other statutes and implementing regulations. The process required by the FDA before prescription drug product candidates may be marketed in the United States generally involves the following:

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

A product marketed pursuant to an OTC Monograph must be listed with the FDA’s Drug Regulation and Listing System (“DRLS”) and have a National Drug Code (“NDC”) listing which is required for all marketed drug products. After marketing, the FDA may test the product or otherwise investigate the manufacturing and development of the product to ensure compliance with the OTC Monograph. Should the FDA determine that a product is not marketed in compliance with the OTC Monograph or is advertised outside of its regulations, the FDA may require corrective action up to and including market withdrawal and recall.

Patent Protections

We currently have multiple patents issued for our products including Zestra® (9) and Regia™ (4). We also have a series of patent applications in the US and internationally for both products U.S. and international; Zestra (3) and Regia (4), and internationally for CIRCUMserum™ (1).

Other Regulatory Requirements

Maintaining substantial compliance with appropriate federal, state, local and international statutes and regulations requires the expenditure of substantial time and financial resources. Drug manufacturers are required to register their establishments with the FDA and certain state agencies, and after approval, the FDA and these state agencies conduct periodic unannounced inspections to ensure continued compliance with ongoing regulatory requirements, including cGMPs. In addition, after approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. The FDA may require post-approval testing and surveillance programs to monitor safety and the effectiveness of approved products that have been commercialized. Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including:

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

Competition

The OTC pharmaceutical market is highly competitive with many established manufacturers, suppliers and distributors that are actively engaged in all phases of the business. We believe that competition in the sale of our products will be based primarily on efficacy, reimbursement coverage, regulatory compliance, brand awareness, availability, product safety and price. Our brand name OTC pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection and thereafter from generic or other competitive products. All of our existing products and products we have agreements to acquire compete with generic and other competitive products in the marketplace.

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

We also compete with other OTC pharmaceutical companies for product line acquisitions as well as for new products and acquisitions of other companies.

Research and Development Costs during the Past Two Years

During the years ended December 31, 2013 and 2012, we incurred research and development costs totaling $92,923 and $2,000, respectively. This increase was a result of testing, non-human primate safety studies, and material purchases for our products EjectDelay™ and CIRCUMserum™ conducted during 2013.

Employees

We currently have two full-time employees, Dr. Bassam Damaj, who serves as our President and Chief Executive Officer, and Lynnette Dillen, who serves as our Executive Vice President, Chief Financial Officer. We also rely on a number of consultants. Our employees are not represented by a labor union or by a collective bargaining agreement. Subject to the availability of financing, we intend to expand our staff to implement our growth strategy.

Corporate Formation

Our Company was originally incorporated in 1959 in the State of Utah under the name North Horizon, Inc. In 2007, the state of domicile was changed to the State of Nevada. In December 2011, North Horizon merged with FasTrack Pharmaceuticals, Inc. or FasTrack and changed its name to Innovus Pharmaceuticals, Inc. North Horizon had no ongoing business at the time of the merger, and FasTrack had a pipeline of one commercial stage product, Apeaz™, Regia ™ and one pre-clinical product candidate.

In December 2013, we acquired Semprae Laboratories, Inc., with two commercial products in the US and Canada through a merger, as a result of which, Semprae became our wholly-owned subsidiary.

Available Information

Our website is located at http://innovuspharma.com/index.html. Information found on our website is not incorporated by reference into this report.

We file reports and other documents with the U.S. Securities and Exchange Commission, or SEC, including an annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The documents we file with or furnish to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on or through our website, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of our SEC filings are located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports and other information regarding our filings at http://www.sec.gov.

Item 1A.     Risk Factors.

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

Risks Related to our Business

We will need additional funding or we will be forced to curtail or cease operations. Our current cash, plus the amount available to us under the funding commitment from our President and Chief Executive Officer and from our product sales and license revenue, is anticipated to sustain operations only through March 31, 2015.

As of December 31, 2013, we had total cash of $33,374. In February 2014, we entered into a securities purchase agreement with an additional unrelated third party accredited investor pursuant to which we issued an original issue discount 10.0% convertible debenture in the aggregate principal amount of $330,000 (issued at an original issue discount of 10.0%) and warrants to purchase 250,000 shares of our common stock.

Under the terms of the amended and restated 8% convertible debenture we entered into with our President and Chief Executive Officer, Bassam Damaj, Ph.D., amended, we can currently borrow up to $1,000,000. Dr. Damaj is required to provide us with funds under such debenture if we have insufficient liquidity to meet any material payment obligations arising in the ordinary course of business as they come due, up to the maximum of $1,000,000 in funding (subject to increase in certain circumstances). However, Dr. Damaj’s funding commitment terminates on the earlier to occur of (i) the consummation of one or more transactions pursuant to which we raise net proceeds of at least $4,000,000 and (ii) July 1, 2016. As of December 31, the Company borrowed $448,475 under this facility and there was $551,525 available for draw.

Our Chief Executive Officer has agreed not to draw a salary pursuant to the above debenture terms. We have paid numerous consultants and vendor fees through the issuance of equity instruments in order to conserve our cash, however there can be no assurance that we, our vendors, consultants, or employees will continue to agree to this arrangement.

The funding commitment from Dr. Damaj, along with the additional financing we received in February 2014, and from product sales and license revenue, is anticipated to sustain our operations only through March 31, 2015. We currently have no other funding commitments. If Dr. Damaj were not to perform on his funding commitment, we may not have the financial resources available to pursue remedies against him, and if we do pursue remedies against him, such actions could significantly impair our relationship with Dr. Damaj, potentially leading to the loss of his services.

We therefore will need additional funding, either through Dr. Damaj’s commitment, or other sources of equity or debt financings or partnering arrangements, or we will be forced to curtail or cease operations.

We have relied on capital contributed by related parties and such capital may not be available in the future.

Since January 2012, we have borrowed approximately $743,143 in principal amount to fund our operations from related parties and subsequently converted to equity. We may not be able to obtain capital from related parties in the future. Except for Dr. Damaj as described above, none of our directors, officers or stockholders is under any obligation to provide funding to allow us to meet our future liquidity needs.

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

We have generated minimal revenue from operations. We have never been profitable and have incurred an accumulated deficit of approximately $6,405,000 since our inception through December 31, 2013. Our ability to generate revenue and become profitable will depend, among other things, on (1) growing the current sales of our products including Zestra®, Zestra®Glide, EjectDelay™ and CIRCUMserum™, (2) the successful acquisition of additional commercial products (3) raising capital to implement our growth strategy, (4) obtaining any applicable regulatory approvals of our proposed product candidates, (5) the successful licensing and commercialization of our proposed product candidates, and (6) growth and development of our operations. If we are unable to accomplish these objectives, we may be unable to generate substantial revenue or achieve profitability.

If we cease to continue as a going concern, due to lack of funding or otherwise, you may lose your entire investment in the Company.

Our current plans indicate we will need substantial additional capital to successfully market and sell our products, add new products to our portfolio and perform additional research and development. The revenues the Company is currently generating along with the funding we have received from outside investors, and the funding commitment from Dr. Damaj is anticipated to sustain operations through March 31, 2015. When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transaction, such as additional public or private offerings of our securities, or strategic alliances with third parties on acceptable terms to us, or at all. If we require additional funds and we are unable to obtain them on a timely basis or on terms favorable to us, we may have to scale back our development of new products, sell or license some or all of our technology or assets, or curtail or cease operations.

The success of our business currently depends on the successful continuous commercialization of our four main products and these products may not be successfully grown beyond their current levels.

We currently have a limited number of products for sale: CIRCUMserum™, as to which we have only foreign distribution rights; EjectDelay™, Zestra®; Zestra® Glide; Apeaz™; Xyralid™; and Regia™. The success of our business currently depends on our ability, directly or through a commercial partner, to successfully market and sell those limited products outside the US and Canada and to continue to have retail and online channels in the US and Canada.

Further, to the extent we are successful in commercializing our products, we will be dependent on the ability of our third-party manufacturers to produce our products in quantities sufficient to meet commercial demand, if any (See ITEM 1.- Manufacturers and Single Source Suppliers). We have no commercial manufacturing capacity and rely on third-party contract manufacturers to produce commercial quantities of our products, below.

Although we have commercial products that we can currently market and sell, we will continue to seek to acquire or license other products, and we may not be successful in doing so.

We currently have a limited number of products. We may not be successful in marketing and commercializing these products to the extent necessary to sustain our operations. In addition, we will continue to seek to acquire or license non-prescription pharmaceutical and consumer health products. The successful consummation of these type of acquisitions and licensing arrangements is subject to the negotiation of complex agreements and contractual relationships, and we may be unable to negotiate such agreements or relationships on a timely basis, if at all, or on terms acceptable to us.

Our sales and marketing function is currently very limited and we currently rely on third parties to help us market our products. We will need to maintain the commercial partners we currently have and attract others or be in a position to afford qualified or experienced marketing and sales personnel for our products.

We have had limited sales of EjectDelay™ to date, no sales of Apeaz™, Xyralid™ or Regia™ to date and limited sales of Zestra® since our acquisition of Semprae in December 2013. We will need to develop strategies, partners, and distribution channels to promote and sell our products.

We have limited sales and marketing capabilities. We currently market and sell our products through a third-party in order to market our OTC and our health care products (including candidates we have agreements to acquire) directly to customers. We will need to build a sales and marketing infrastructure and/or attract marketing partners that will need to spend significant funds to inform potential customers, including third-party distributors, of the distinctive characteristics and benefits of our product candidates. Our operating results and long term success will depend, among other things, on our ability to establish (1) successful arrangements with domestic and additional international distributors and marketing partners and (2) if we cannot find such partners or choose to market and sell the product directly to customers, an effective internal marketing and sales organization. Consummation of partnering arrangements is subject to the negotiation of complex contractual relationships, and we may not be able to negotiate such agreements on a timely basis, if at all, or on terms acceptable to us. If we enter into third party arrangements, our revenues would be lower as we would share the revenues with our licensing, commercialization and development partners. If we are unable to launch one of our current product candidates (including products we have agreements to acquire), we will realize no revenue from that drug.

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

We are also dependent on certain third parties for the supply of the raw materials necessary to develop and manufacture our products, including the active and inactive pharmaceutical ingredients used in our products. We are required to identify the supplier of all the raw materials for our products in any drug applications that we file with the FDA, and all FDA-approved products that we acquire from others. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, we would be required to qualify a substitute supplier with the FDA, which would likely delay or interrupt manufacturing of the affected product. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some raw materials are available only from a single source and, in some of our drug applications, only one supplier of raw materials has been identified, even in instances where multiple sources exist.

In addition, we obtain some of our raw materials and products from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation; various import duties, foreign currency risk and other government clearances. Acts of governments outside the US may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, any changes in patent laws in jurisdictions outside the US may make it increasingly difficult to obtain raw materials for research and development prior to the expiration of the applicable US or foreign patents.

If we seek to grow our business through the acquisition of new products, our existing stockholders may experience substantial dilution, we may fail to realize the benefits of any future strategic acquisition or investment and we may incur unexpected costs and disruptions to our business.

From time to time, we may evaluate product expansion opportunities that we believe will increase the long-term value of our Company. The process of identifying, evaluating, negotiating and implementing the purchase or license of new assets is lengthy and complex and may disrupt other programs and distract our personnel, which are already limited in number. We have limited resources at our disposal to identify, evaluate, negotiate and implement the acquisition of new assets or rights thereto and integrating them into our current infrastructure. Supplementing our current resources to complete one or more of these transactions may be costly.

We may use cash, shares of our common stock, securities convertible into or exchangeable or exercisable for our common stock or a combination of cash and our securities to pay the purchase price or license fee for any future strategic transaction. The use of cash could negatively impact our financial position and ability to commercialize our current products. The use of shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock would dilute the holdings of our existing stockholders and, given our recent market capitalization, such dilution could be substantial. For example, in connection with our acquisition of Semprae in December 2013, in addition to the future annual cash royalty payments to which the former Semprae stockholders are entitled (5% of the net sales of Zestra®, Zestra®Glide and any second generation of such products up until the time that a generic version of Zestra®, or Zestra®Glide is introduced by a third party), we issued to the former Semprae stockholders an aggregate of 3,201,776 shares of our common stock, which represented 15% of the outstanding shares of our common stock as of the close of business on the closing date of the acquisition.

Further, strategic transactions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;

•	disruption of our business and diversion of our management’s time and attention to develop and/or commercialize acquired products;

•	incurrence of substantial debt to pay for acquisitions;

•	greater than anticipated difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•	impairment of relationships with key suppliers of any acquired business due to changes in management and ownership; and

•	inability to retain key employees of any acquired business.

Our stockholders will be required to rely on the judgment of our management and board of directors as to which new products we pursue and may have limited or no opportunity to evaluate potential new assets prior to completion of a transaction, including the terms of acquisition, the costs of their future development and their commercial potential. We may devote resources to potential acquisition or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully operate our business.

Our success depends in part on our ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with healthcare providers, clinicians and scientists. We are highly dependent upon Damaj, Ph.D., our President and Chief Executive Officer. Although we have an employment agreement with Dr. Damaj he may terminate his agreement at will at any time, and, therefore, we may not be able to retain his services as expected. The loss of the services of Dr. Damaj could delay or prevent us from obtaining financing and implementing our business strategy. Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense. We may need to hire additional personnel as we expand our commercial activities. We may not be able to attract and retain qualified personnel on acceptable terms.

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

We are engaged in a highly competitive industry. We can expect competition from numerous companies, including large international enterprises, and others entering the market for products similar to ours. Most of these companies have greater research and development, manufacturing, patent, legal, marketing, financial, technological, personnel and managerial resources. Acquisitions of competing companies by large pharmaceutical or healthcare companies could further enhance such competitors’ financial, marketing and other resources. Competitors may complete clinical trials, obtain regulatory approvals and commence commercial sales of their products before we could enjoy a significant competitive advantage. Products developed by our competitors may be more effective than our product candidates.

Patents and intellectual property rights are important to us but could be challenged.

Proprietary protection for our pharmaceutical products and products under development is of material importance to our business in the US and most other countries. We have sought and will continue to seek proprietary protection for our product candidates to attempt to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. Our success may depend on our ability to (1) obtain effective patent protection within the US and internationally for our proprietary technologies and products, (2) defend patents we own, (3) preserve our trade secrets, and (4) operate without infringing upon the proprietary rights of others. In addition, we have agreed to indemnify our partners for certain liabilities with respect to the defense, protection and/or validity of our patents and would also be required to incur costs or forego revenue if it is necessary for our partners to acquire third party patent licenses in order for them to exercise the licenses acquired from us.

The extent of effective patent protection in the US and other countries is highly uncertain and involves complex legal and factual questions. No consistent policy addresses the breadth of claims allowed in or the degree of protection afforded under patents of medical and pharmaceutical companies. Patents we currently own or may obtain might not be sufficiently broad enough to protect us against competitors with similar technology. Any of our patents could be invalidated or circumvented.

We may be subject to potential product liability and other claims, creating risks and expense.

We are also exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is extremely expensive, difficult to obtain and may not be available on acceptable terms, if at all. We have no guarantee that the coverage limits of such insurance policies will be adequate. A successful claim against us which is in excess of our insurance coverage, could have a material adverse effect upon us and on our financial condition.

Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business.

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. As of December 31, 2013, we concluded that we had a material weakness in our internal control related to lack of segregation of duties in our accounting function. The existence of a material weakness is an indication that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected.

As a result of this material weakness, management’s assessment as of December 31, 2013 concluded that our internal control over financial reporting was not effective, and our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

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

We are in the process of building internal controls to support a commercial organization, however with limited resources and staff, this process will take several months to develop.

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

Risks Related to Owning our Common Stock

We may issue additional shares of our capital stock, including in capital raising transactions, which could dilute the value of your shares of common stock and may restrict our operations.

We are authorized to issue 150,000,000 shares of our common stock. Historically, we have supported our operations by raising capital through the private placement of our securities. Since June 2013, we have issued approximately 5,742,456 million shares, or 24% of our shares outstanding as of March 24, 2014, upon conversion of debentures we issued in financing transactions in January 2012 and January 2013:

•	In January 2012, we issued a total of $174,668 in 8% convertible debentures to six individuals, three of whom were on our board of directors and one of whom owns more than 5% of our outstanding common stock. In June 2012, we issued 16,580 shares of our common stock to the holder of one of the debentures in connection with the conversion of the $12,435 then outstanding under this debenture. In February 2014, we issued 475,033 shares of our common stock to the remaining five holders of these debentures in connection with the conversion of the $162,668 then outstanding under such debentures.

•	In January 2013, we issued an 8% convertible debenture to a board member for $70,000. In February 2014, we issued 190,304 shares of our common stock to the holder of this debenture in connection with the conversion of the $76,122 then outstanding under this debenture.

•	In January 2013, we entered into a line of credit convertible debenture with Dr. Damaj. In February 2014, we issued 1,190,411 shares of our common stock upon conversion of the $476,165 then outstanding under this debenture.

•	In February 2014, we issued a debenture to an unrelated third party in the principal amount of $330,000, which the holder may convert in whole or in part at any time at a conversion price of $0.40 per share. In connection with the financing, we also issued a warrant to purchase up to 250,000 shares of common stock at an exercise price of $0.50 per share.

In light of our need for additional financing, we may raise additional capital at any time and may do so through one or more financing alternatives, including public or private sales of equity or debt securities. Raising capital through the issuance of common stock (or securities convertible into or exchangeable or exercisable for shares of our common stock) may depress the market price of our stock and may substantially dilute our existing stockholders. In addition, our board of directors may issue preferred stock with rights, preferences and privileges that are senior to those of the holders of our common stock. Debt financings could involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or make investments and may, among other things, preclude us from making distributions to stockholders (either by paying dividends or redeeming stock) and taking other actions beneficial to our stockholders. In addition, investors could impose more one-sided investment terms and conditions on companies that have or are perceived to have limited remaining funds or limited ability to raise additional funds. The lower our cash balance, the more difficult it is likely to be for us to raise additional capital on commercially reasonable terms, or at all.

Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices.

As detailed in the risk factor above, since June 2013, we have issued approximately 5,742,456 million shares, or 24% of our shares outstanding as of March 24, 2014, upon conversion of debentures we issued in financing transactions in January 2012 and January 2013. In addition, in February 2014, we issued a debenture to an unrelated third party in the principal amount of $330,000, which the holder may convert in whole or in part at any time at a conversion price of $0.40 per share. In connection with the financing, we also issued a warrant to purchase up to 250,000 shares of common stock at an exercise price of $0.50 per share.

Generally, all of the shares of common stock we issued in connection with the conversion of the debentures and the shares we may issue upon future conversion of debentures or the exercise of warrants may be sold under Rule 144 of the Securities Act of 1933, subject to any applicable holding period.

In addition, we have reserved 10,000,000 shares for issuance under our 2013 Equity Incentive Plan. As of March 24, 2014, of such shares, 7,452,272 are subject to outstanding awards granted to our executive officers, and 32,250 are subject to outstanding awards granted to our non-employee directors, and 1,038,937 are subject to outstanding awards granted to other consultants. The shares issuable under our 2013 Equity Incentive Plan are covered by a registration statement on Form S-8.

As such, a significant number of such shares of our common stock could be sold at any time, subject to any vesting conditions contained in such awards. Depending upon market liquidity at the time our common stock is resold by the holders thereof, such resales could cause the trading price of our common stock to decline. In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to obtain future financing. To the extent the trading price of our common stock at the time of exercise of any of our outstanding options or warrants exceeds their exercise price, such exercise will have a dilutive effect on our stockholders.

If the ownership of our common stock continues to be highly concentrated it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of March 24, 2013, our executive officers, our directors and their affiliates beneficially owned or controlled approximately 44.5% of the outstanding shares of our common stock. Dr. Damaj, our President and Chief Executive Officer, beneficially owns 27.1% of the outstanding shares of common stock, Henry Esber, Ph.D., our Chairman, beneficially owns 11.3% of the outstanding shares of common stock, and Vivian Liu, a director and our former President and Chief Executive Officer, beneficially owns 4.2% of the outstanding shares of common stock. Accordingly, a limited number of stockholders will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

Our stock could become ineligible to be quoted on the Over-the-Counter Bulletin Board or OTCBB or the Over-the-Counter Quotation Board or OTCQB.

Currently, our common stock is quoted on the OTCBB and the OTCQB. Continued quotation on the OTCBB and the OTCQB requires that we continue to timely file all of the reports required under Exchange Act. We have in the past been untimely on the filing of reports. If we fail to file these reports timely, our stock could be ineligible for quotation on the OTCBB or the OTCQB. Other quotation services that could report quotes in our stock are associated with less liquidity and transparency than the OTCBB or the OTCQB, and if our common stock ceases to be quoted on the OTCBB or the OTCQB, our stock price could decline and your ability to sell our common stock could become significantly constrained.

Our stock is considered a penny stock under SEC regulations and may have limited market liquidity.

Our stock is considered a penny stock under regulations of the SEC and is subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. Generally, a penny stock is defined as any equity security that has a market price of less than $5.00 per share and that does not trade on a national securities exchange, subject to certain limited exceptions. Securities that are deemed to be a penny stock are subject to additional rules relating to sales practices for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received prior to the purchase the purchaser’s written consent for the transaction. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery of a risk disclosure document relating to the penny stock market prior to the first transaction. A broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. These rules may restrict the ability of broker-dealers to trade and/or maintain our common stock and may affect the ability of stockholders to sell their shares.

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

Our articles of incorporation and our bylaws contain provisions that may enable our board of directors to discourage, delay, or prevent a change in our ownership or in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include the following:

•	our board of directors may increase the size of the board of directors up to nine directors and fill vacancies on the board of directors; and

•	our board of directors is expressly authorized to make, alter, or repeal our bylaws.

In addition, Chapter 78 of the Nevada Revised Statutes contains provisions that may enable our board of directors to discourage, delay, or prevent a change in our ownership or in our management. The combinations with interested stockholders provisions of the Nevada Revised Statutes, subject to certain exceptions, restrict the ability of our Company to engage in any combination with an interested stockholder for three years after the date a stockholder becomes an interested stockholder, unless, prior to the stockholder becoming an interested stockholder, our board of directors gave approval for the combination or the acquisition of shares which caused the stockholder to become an interested stockholder. If the combination or acquisition was not so approved prior to the stockholder becoming an interested stockholder, the interested stockholder may effect a combination after the three-year period only if either the stockholder receives approval from a majority of the outstanding voting shares, excluding shares beneficially owned by the interested stockholder or its affiliates or associates, or the consideration to be paid by the interested stockholder exceeds certain thresholds set forth in the statute. For purposes of the foregoing provisions, "interested stockholder" means either a person, other than our Company or our subsidiaries, who directly or indirectly beneficially owns 10% or more of the voting power of our outstanding voting shares, or one of our affiliates or associates which at any time within three years immediately before the date in question directly or indirectly beneficially owned 10% or more of the voting power of our outstanding shares.

In addition, the acquisition of controlling interest provisions of the Nevada Revised Statutes provide that a stockholder acquiring a controlling interest in our Company, and those acting in association with that stockholder, obtain no voting rights in the control shares unless voting rights are conferred by stockholders holding a majority of our voting power (exclusive of the control shares). For purposes of these provisions, "controlling interest" means the ownership of outstanding voting shares enabling the acquiring person to exercise (either directly or indirectly or in association with others) one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power in the election of our directors, and "control shares" means those shares the stockholder acquired on the date it obtained a controlling interest or in the 90-day period preceding that date.

Accordingly, the provisions could require multiple votes with respect to voting rights in share acquisitions effected in separate stages, and the effect of these provisions may be to discourage, delay, or prevent a change in control of our Company.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.     Properties.

We own no real property. We lease approximately 2,578 square feet of office space in San Diego, California at a current rental rate of approximately $6,961 per month. The lease expires on January 15, 2016. This space is adequate for our current requirements but we will require a larger, more permanent space as we add personnel consistent with our business plan.

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

The following table sets forth the high and low bid prices per share of our common stock by the OTCBB for the periods indicated as reported on the OTCQB. The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

	2013		2012
	High	Low	High	Low
First Quarter	$0.60	$0.15	$4.00	$2.00
Second Quarter	$0.65	$0.28	$3.60	$2.01
Third Quarter	$1.05	$0.26	$3.60	$2.00
Fourth Quarter	$0.88	$0.28	$2.00	$0.15

As of March 24, 2014, we had 530 record holders of our common stock. The number of record holders does not include holders who hold their stock in “street name” inside bank or brokerage accounts.

Our common stock is considered a “penny stock” and is subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, as amended, commonly referred to as the “Penny Stock” rules. Generally, a penny stock is defined as any equity security that has a market price of less than $5.00 per share and that does not trade on a national securities exchange, subject to certain limited exceptions. Securities that are deemed to be a penny stock are subject to additional rules relating to sales practices for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received prior to the purchase the purchaser’s written consent for the transaction. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery of a risk disclosure document relating to the penny stock market prior to the first transaction. A broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. These rules may restrict the ability of broker-dealers to trade and/or maintain our common stock and may affect the ability of stockholders to sell their shares.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2013, we did not sell any unregistered securities that have not been previously reported as sales of unregistered securities on Form 10-Q or Form 8-K.

Item 6.      Selected Financial Data.

Under SEC rules and regulations, because of the aggregate worldwide market value of our common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter, we are considered to be a “smaller reporting company.” Accordingly, we are not required to provide the information required by this item in this report.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

 We are an emerging pharmaceutical company engaged in the commercialization, licensing, and development of non-prescription pharmaceutical and consumer health products. We deliver innovative and uniquely presented and packaged health solutions through our over-the-counter, or OTC medicines and consumer and health products, which we market directly or through commercial partners, to primary care physicians, urologists, gynecologists and therapists, and directly to consumers through on-line channels, retailers and wholesalers. Our business model leverages our ability to acquire and in-license commercial products that are supported by scientific and or clinical evidence, place them through our existing supply chain, retail and on-line channels to tap new markets and drive demand for such products, and to establish physician relationships.

Strategy

Our corporate strategy focuses on two primary objectives:

1.	Developing a diversified product portfolio of exclusive unique and patented non-prescription pharmaceutical and consumer health products: through (a) the acquisition of marketed non-prescription pharmaceutical and consumer health products; and (b) the introduction of line extensions and reformulations of currently marketed products.

2.	Building an innovative, global sales and marketing model through commercial partnerships with established complimentary partners that: (a) generates revenue; and (b) requires a lower cost structure compared to traditional pharmaceutical companies.

The execution of our strategy is underway, and we have generated minimal revenue from some of our products most notably from Zestra®, Zestra® Glide and EjectDelay™.

We believe that our ability to market, license, acquire and develop brand name non-prescription pharmaceutical and consumer health products will uniquely position us to commercialize our products and grow in this market in a differentiated way. The following are additional details about our strategy:

1.	Focusing on acquisition of commercial non-prescription pharmaceutical and consumer health products that are well aligned with current therapeutic areas of male and female sexual health, pain and vitality. In general, we seek non-prescription pharmaceutical and consumer health products that are already marketed with scientific and/or clinical data and evidence that are aligned with our therapeutic areas and that we can grow through promotion to physicians and expanding their sales through our existing retail and online channels and commercial partners on a worldwide basis. Our acquisitions of (a) Ex-U.S. rights to CIRCUMserum™ from Centric Research Institute, or CRI, and (b) Zestra® and Zestra® Glide from the acquisition of Semprae Laboratories, Inc., are examples of this strategy. Using this strategy we are moving from a development-stage company to a commercial company as Zestra® and Zestra® Glide are already marketed in the United States and Canada and the two products combined generated approximately $1 million in revenue during 2013, (primarily by Semprae prior to our acquisition on December 24, 2013) through both retail channels and internet based sales The efficacy of Zestra® is supported by two published US placebo controlled clinical trials in 276 women with mixed female sexual arousal disorder (FSAD) and non FSAD. Currently Zestra® and Zestra® Glide are commercially available in the US and Canada. The products are available in large retails chains in the US such as Walmart and through multiple online retailers in both the US and Canada.

2.	Increasing the number of US and Canadian non-exclusive distribution channel partners for direct and online sales and also open more channels directly to physicians, urologists, gynecologists and therapists. One of our goals is to increase the number of US and Canadian distribution channel partners that sell our products. To do this, we have devised a three-pronged approach. First, we are seeking to expand the number of OTC direct selling partners, such as the larger in-store distributors (e.g., CVS, Walmart, etc.), and to expand sales to the more regional, statewide and local distributors, such as regional pharmacy chains, large grocery stores and supplements and health stores. Second, we are working to expand our online presence through relationships with well-known online sellers that we believe have sufficient customers to warrant our relationship with them. Third, we are seeking to expand sales of our OTC products directly through sampling programs and detailing to physicians, urologists, gynecologists, therapists and to other healthcare providers who generally are used to recommending to their patients products that are supported by scientific and/or clinical data and evidence.

3.	Seeking commercial partnerships outside the US and potentially outside of Canada and developing a consistent international commercial and distribution systems. One of our goals to increase revenue from our products and the products we may acquire is to develop a strong group of international distribution partners outside of the US and Canada. To do so, we are relying in part on past relationships that Dr. Bassam Damaj, our President and Chief Executive Officer, has had with certain commercial partners in the Canada, Middle East, Europe, Asia, Africa and Latin America, and on our ability to develop new relationships with commercial distributors who we believe can demonstrate they have leading positions in their regions and can provide us with effective marketing and sales efforts and teams to detail our products physicians and therapists. We use commercial partners outside the US and Canada where they are responsible for storing, distributing and promoting our products to physicians, urologists, gynecologists, therapists and to other healthcare providers. An example of this strategy is the two commercial partnerships we entered into with Ovation Pharma SARL for CIRCUMserum™ and EjectDelay™ which we expect will start generating revenues for us in 2014. We granted Ovation Pharma an exclusive license to market and sell CIRCUMserum™ and EjectDelay™ in Morocco. With respect to CIRCUMserum™, Ovation may pay us up to approximately $11.25 million upon achievement of commercial milestones, and with respect to EjectDelay™, Ovation may pay us up to approximately $18.6 million – allocated among a fixed upfront license fee and payments subject to the achievement of regulatory and commercial milestones. We also intend to in-license other proprietary products that we believe would benefit from our platform.

4.	Developing a proprietary patent portfolio to protect the therapeutic products and categories we desire to enter. We have filed and are working to secure patent claims in the US and abroad covering product inventions and innovations that we believe are valuable. These patents, if issued and ultimately found to be valid, may enable us to create a barrier to entry for competitors on a worldwide basis.

5.	Achieving cost economies of scale from lower cost manufacturing, integrated distribution channels and multiple product discounts. We believe that the Company can achieve higher gross margins per product from shifting manufacturing to lower cost manufacturers. We also feel that we can buy OTC and consumer healthcare products and reintroduce them into our networks utilizing our integrated distribution channels and also receive multiple product economies of scale from our distribution partners.

Pharmaceutical and Consumer Care Products

Our pharmaceutical and consumer care product business is currently made up of OTC and consumer care health products.

Male and Female Sexual Health:

1.	EjectDelay™ is an OTC monograph-compliant benzocaine-based topical gel for treating premature ejaculation by desensitizing the nerves in the penis, allowing a man to improve control of his ejaculation to over 2 minutes.

2.	CIRCUMserum™ is a non-medicated cream which moisturizes the head of the penis for enhanced feelings of sensation and greater sexual satisfaction. It is a patent-pending blend of essential oils and ingredients generally recognized as safe that recently commenced marketing in the US. We acquired the global ex-US distribution rights to CIRCUMserum™ from CRI.

3.	Zestra® is a non-medicated patented natural product that has been shown to increase desire, arousal and reduce pain from sexual intercourse in women.

4.	Zestra® Glide is a clinically-tested water-based longer lasting lubricant.

Pain:

1.	Apeaz™ is an OTC monograph-compliant topical cream for the relief of arthritis pain among other inflammatory conditions which contains methylsalicylate as the active pharmaceutical product.

2.	Xyralid™ is an OTC monograph compliant lidocaine-based spray in development for the relief of hemorrhoids pain among other inflammatory conditions.

Other:

1.	Regia™ is a natural extract of the regia plant shown in pre-clinical studies to have strong anti-bacterial and anti-fungal properties and is used in oral mouthwash.

As we look to build a broader product portfolio, we intend to develop and seek product opportunities in the areas described above male and female sexual health, vitality and pain management.

Business Combinations and Recent Financings

The following transactions are critical to understanding our business and financial statements.

Reverse Merger

In December 2011, our Company, then known as North Horizon, Inc., entered into a business combination transaction with FasTrack Pharmaceuticals, Inc. (“Fastrack”) pursuant to which FasTrack became a wholly owned subsidiary of North Horizon. FasTrack was a specialty pharmaceutical company with a development pipeline of one prescription and one OTC product. The transaction closed on December 7, 2011. The transaction has been accounted for as a reverse merger, whereby North Horizon is the legal acquirer and FasTrack is the legal acquiree and the accounting acquirer. Immediately before the closing of the transaction, North Horizon’s issued and outstanding shares of common stock (an aggregate of 13,251,250) were subject to a reverse split on the basis of ten shares into one share (10:1) The reverse split was effective on December 6, 2011.

In connection with the transaction, we changed our name from North Horizon, Inc. to Innovus Pharmaceuticals, Inc.

Acquisition of Semprae

On December 24, 2013, in a merger, we acquired all of the outstanding shares of Semprae Laboratories, Inc., in exchange for the issuance of 3,201,776 shares of our common stock issued to the former Semprae stockholders, which represented 15% of our outstanding shares as of the close of business on the closing date. In the merger, we also agreed to pay the former Semprae stockholders an annual royalty equal to five percent of the net sales from Zestra®, and Zestra® Glide and any second generation products derived primarily therefrom up until the time that a generic version of such product is introduced worldwide by a third party, and we agreed to pay, and we did pay, $343,500 to the New Jersey Economic Development Authority as settlement-in-full for an outstanding loan owed by the former Semprae stockholders. As a result of the acquisition, we acquired all of Semprae’s assets and liabilities, including the Zestra products. See Note 3 to the consolidated financial statements included in this report for additional information regarding the acquisition.

Recent Financings

January 2012 and January 2013 Convertible Debentures Financings

In January 2012, we issued a total of $174,668 in principal amount of 8% convertible debentures to six individuals, three of whom were on our board of directors and one of whom owns more than 5% of our outstanding common stock. In June 2012, the holder of one of the debentures we issued in January 2012, which had an outstanding principal amount of $12,000 (plus accrued interest of $435), converted all amounts owing under the debenture into 16,580 shares of common stock, leaving an aggregate principal balance of $162,668 for the five remaining debentures as of December 31, 2012.

In January 2013, we issued an 8% convertible debenture in the principal amount of $70,000 to a board member.

In November 2013, the holders of four of the five outstanding January 2012 debentures and the holder of the January 2013 debenture agreed to amend and restate the terms of such debentures to provide for automatic conversion of outstanding principal and accrued interest into our securities upon the earlier of either (a) the closing of the Financing and (b) July 1, 2016. The securities to be issued will be either the Company’s securities that are issued to the investors in the Financing or, if the Financing does not occur by July 1, 2016, shares of our common stock based on a conversion price of $0.312 per share.

On February 19, 2014, we agreed with all five of the holders of the outstanding January 2012 debentures and the holder of the January 2013 debenture to convert such debentures into shares of our common stock at a conversion price of $0.40 per share and to terminate the debenture. Immediately prior to conversion, (a) the January 2012 debentures had an outstanding aggregate principal amount of $162,668 with accumulated interest of $27,345, and the total amount of $190,013 was converted into 475,033 shares of our common stock.and (b) the January 2013 debenture had an outstanding principal amount of $70,000 with accumulated interest of $6,122, and the total amount of $76,122 was converted into 190,304 shares of our common stock.

January 2013 Line of Credit Convertible Debenture Financing

In January 2013, we entered into a line of credit convertible debenture with Dr. Damaj, our President and Chief Executive Officer, which we refer to as the LOC Convertible Debenture. Under the terms of its original issuance: (1) we could request to borrow up to a maximum principal amount of $250,000 from time to time; (2) amounts borrowed bore an annual interest rate of 8%; (3) the amounts borrowed plus accrued interest was payable in cash at the earlier of January 14, 2014 or when we completed a Financing; and (4) Dr. Damaj had sole discretion to determine whether or not to make an advance upon our request.

In March 2013, the LOC Convertible Debenture was amended and restated. Under its amended and restated terms: (1) we could request to borrow up to $500,000; (2) amounts borrowed bore an annual interest rate of 8%; (3) the amounts borrowed plus accrued interest was payable in cash at the earlier of January 14, 2014 or when we completed a Financing; (4) Dr. Damaj committed to advance funds (up to the maximum amount borrowable thereunder) upon our request if and to the extent we would have insufficient liquidity to meet any material payment obligations arising in the ordinary course of business as they come due; and (5) Dr. Damaj’s funding commitment automatically terminated on the earlier of January 1, 2014 or when we completed a financing with minimum net proceeds of at least $500,000. In addition, Dr. Damaj’s funding commitment increased by the gross amount of any cash salary, bonus or severance payments provided to Dr. Damaj under his employment agreement with us. Dr. Damaj’s salary has been accrued and not paid under the provision of his employment agreement stating that salary payments will be accrued and not paid for so long as payment of such salary would jeopardize our ability to continue as a going concern.

In May 2013, the LOC Convertible Debenture was further amended to: (1) extend its maturity date from January 14, 2014 to July 1, 2014 (or, if earlier, when we complete a Financing); (2) increase the maximum principal amount borrowable thereunder from $500,000 to $1,000,000; and (3) change the automatic termination of the holder’s funding commitment to the earlier of July 1, 2014 or when we completes a financing with minimum net proceeds of at least $1,000,000. The other material terms of the debenture were not changed.

In November 2013, the LOC Convertible Debenture was amended and restated to provide that: (1) the debenture will automatically convert into our securities upon the earlier of either (a) the closing of a Financing and (b) July 1, 2016; and (2) Dr. Damaj’s funding commitment will automatically terminate on the earlier of either (a) when we complete a financing with minimum net proceeds of at least $4,000,000 and (b) July 1, 2016. The securities to be issued upon automatic conversion will be either the securities that we issued to the investors in the Financing or, if the Financing does not occur by July 1, 2016, shares of our common stock based on a conversion price of $0.312 per share. The interest rate remained at 8% per annum. The other material terms of the debenture were not changed.

During the year ended December 31, 2013, we borrowed $448,475 under the LOC Convertible Debenture, and as of December 31, 2013, we owed a balance of $448,475in principal amount under the LOC Convertible Debenture, and there was $551,525 remaining available to draw.

On February 19, 2014, we agreed with Dr. Damaj to convert then current principal and interest owed under the LOC Debenture as of such date into shares of our common stock at a conversion price of $0.40 per share. The principal and interest amount owed under the LOC Debenture immediately prior to conversion was $476,165, which was converted into 1,190,411 shares of our common stock. The LOC Debenture continues to exist outstanding in accordance with its terms and we may currently borrow up to $1 million under it.

May 2013 Convertible Debt Financing

In May 2013, we issued convertible debt in the amount of $50,000, which, together with $1,458 of accrued interest, was converted in September 2013 into 83,103 shares of our common stock in accordance with the terms of the instrument, thereby fully extinguishing the debt.

June 2013 Common Stock Financing

In June 2013, we sold an aggregate of 416,841 shares of our common stock to Dr. Damaj and his spouse for aggregate proceeds of $134,640.

December 2013 Debt Financing

On December 23, 2013, we issued an 8% debenture to an unrelated third party in the principal amount of $350,000. This debenture bears interest at the rate of 8% per annum and the principal amount and interest are payable on August 31, 2014. If we default, Dr. Damaj has personally guaranteed payment of the principal and interest under the debenture.

February 2014 Convertible Debenture and Warrant Financing

On February 13, 2014, we entered into a securities purchase agreement with an additional unrelated third party pursuant to which we issued an original issue discount 10% convertible debenture in the aggregate principal amount of $330,000 (issued at an original issue discount of 10%) and a warrant to purchase 250,000 shares of our common stock at an exercise price of $.50 per share, which is exercisable at any time through the fifth anniversary of its issuance date. This debenture bears interest at the rate of 10% per annum and the principal amount and interest are payable on March 13, 2015. The holder may convert this debenture in whole or in part at any time prior to March 13, 2015 at a conversion price of $0.40 per share. We have the option to redeem this debenture before its maturity by payment in cash of 125% of the then outstanding principal amount plus accrued interest and other amounts due. This instrument will have a debt discount attributable to the warrant and discount features.

Results of Operations

Comparison of 2013 and 2012

Revenues

We recognized revenues of $6,641 for the year ended December 31, 2013, compared to $0 for the year ended December 31, 2012. Revenue was generated from limited historical on-line ex-US sales of CIRCUMserum™ and from one week of sales of Zestra®. (See Note 3)

As we execute our strategy, we also receive payments for upfront fees from our partners. We record these payments as deferred revenues. As of December 31, 2013, we had a total of $ 175,569 in deferred revenues. Of this amount, $75,000 is attributable to an upfront payment we received from Ovation Pharma in connection with the agreement we signed in September, and $100,000 is attributable to a product order for EjectDelay™ which is expected to ship in the first half of 2014.

Cost of Goods Sold

We recognized cost of goods sold of $1,821 for the year ended December 31, 2013, compared to $0 for the year ended December 31, 2012. The Cost of Goods sold includes the cost of inventory, shipping and royalties.. The Company is required to make royalty payments based upon the net sales of its marketed product, Zestra®. Royalty expenses are directly related to product sales, are paid on an annual basis, and are classified as cost of sales.

Research and Development

Research and development expenses increased to $92,923 for the year ended December 31, 2013 from $2,000 for the year ended December 31, 2012. This increase was a result of conducting testing, clinical trials, material purchases, and regulatory costs for our products EjectDelay and CIRCUMserum.

General and Administrative

General and administrative expenses increased by $3,583,346 to $3,800,830 for the year ended December 31, 2013, from $217,484 for the year ended December 31, 2012. This was primarily due to increases in stock compensation expense of $ 2,254,898, related to stock units and stock options granted to employees and officers of the Company, and an increase of $137,564 in payroll and related expenses for employees that were hired during the year.  Additionally, our general and administrative expenses include professional fees, investor relations, insurance premiums, public reporting costs and general corporate expenses. We expect our general and administrative expenses to increase most notably in the area of compensation as we build our business and move into the sale and commercialization of our products.

Other Income and Expense

We recognized interest expense of $67,246 and $17,031 for the years ended December 31, 2013 and 2012, respectively. This increase was primarily the result of an increase in interest related to the Company’s 2012 and 2013 Convertible Debentures. During 2013 compared to 2012. Interest expense included cash interest of $67,246 and non-cash interest related to the accretion of debt discount of $8,017

Net Loss

We recognized a net loss in the amount of $3,956,179 and $236,515 for the years ended December 31, 2013 and 2012, respectively. The increase in net loss results primarily from the increase in operating expenses due to the implementation of our strategy. This was primarily due to increases of $90,923 in research and development costs, $830,578 in salary and cost of contractors, $2,254,898 in non-cash share-based compensation and $212,013 for legal and other regulatory costs as a result of implementing our strategy, launching our products and expanding our operations.

Liquidity and Capital Resources

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments, primarily to related parties including directors and officers. See “Business Combinations and Recent Financings—Recent Financings,” above. Combined with minimal revenue, these funds have provided us with the resources to operate our business, to begin to sell and support our products, attract and retain key personnel, and add new products to our portfolio. To date, we have experienced net losses and negative cash flows from operations each year since our inception. Through December 31, 2013, we had an accumulated deficit of $6,405,000.

Short Term

As of December 31, 2013, we had $33,374 in cash and cash equivalents. We have raised funds through the issuance of convertible debentures and sale of common stock. We have also utilized equity instruments where possible to pay for services from vendors and consultants. Furthermore, we have an arrangement with our Chief Executive Officer which provides for a line of credit to us and permits the deferral of salary payments as described below. Based upon these factors and arrangements we believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We expect that our short-term operating expenses will be substantial as we continue to sell and support our products and attract and retain key personnel.

In January 2013, we entered into a line of credit convertible debenture with our Chief Executive Officer and President.  (See Notes 5 and 10). Dr. Damaj is committed to advance funds (up to the maximum amount borrowable thereunder) to us upon our request if and to the extent we will have insufficient liquidity to meet any material payment obligations arising in the ordinary course of business as they come due. Dr. Damaj’s funding commitment automatically terminates on the earlier of July 1, 2016 or when we complete a financing with minimum net proceeds of at least $4,000,000. In addition, Dr. Damaj’s funding commitment increases by the gross amount of any cash salary, bonus or severance payments provided to him under his employment agreement with us. His salary has been accrued and not paid under the provision of his employment agreement stating that salary payments will be accrued and not paid for so long as payment of such salary would jeopardize our ability to continue as a going concern.

On February 19, 2014, we agreed with Dr. Bassam Damaj to convert the current principal and interest owed under the LOC Debenture as of such date into shares of our common stock at a conversion price of $0.40 per share. The principal and interest amount owed under the LOC Debenture immediately prior to conversion was $476,165, which was converted into 1,190,411 shares of our common stock. The LOC Debenture will continue to exist outstanding in accordance with its terms and we may currently borrow up to $1 million under it.

On February 13, 2014, we entered into a Securities Purchase Agreement (the “SPA”) with an unrelated third party accredited investor pursuant to which we issued an original issue discount 10.0% convertible debenture in the aggregate principal amount of $330,000 (issued at an original issue discount of 10.0%) (the “SPA Debenture”) and a warrant to purchase 250,000 shares of our common stock (the “SPA Warrant”).( See Note 10)

The SPA Debenture is for the principal amount of $330,000, bears interest at the rate of 10% per annum and the principal amount and interest are payable on March 13, 2015 (the “Repayment Date”). The SPA Debenture may be converted in whole or in part at any time prior to the Repayment Date by the holder at a conversion price of $0.40 per share, subject to adjustment. We have the option to redeem the SPA Debenture before its maturity by payment in cash of 125% of the then outstanding principal amount plus accrued interest and other amounts due. The SPA Warrant provides the holder with the right to acquire up to 250,000 shares of common stock at an exercise price of $.50 per share, subject to certain adjustments as described in the SPA Warrant, at any time through the fifth anniversary of its issuance date.

Other potential sources of liquidity in the short term include payments from our existing partners for license fees, entering into new collaborative, licensing or commercial agreements in additional territories, and revenues from the sale of our products.

Sources and Uses of Cash

At December 31, 2013, we had cash of $33,374 compared to $18,445 as of December 31, 2012. For the year ended December 31, 2013, cash used in operating activities was $644,286, consisting primarily of the net loss for the period of $3,956,179,offset by non-cash stock compensation expense of $2,254,898, common stock issued for services of $498,840, $16,215 for non-cash accretion of debt discount to interest expense, and $18,608 for amortization expense of intangible assets.

Additionally, working capital changes consisted of cash increases related to a $103,823 increase in accounts payable, a $395,667 increase in accrued compensation, and a $45,908 increase in interest payable, offset by cash decreases related to a $18,910 increase in prepaid expenses, a $138,195 increase in accounts receivable, related to the upfront license fee and product sales to Ovation, as well as Zestra® sales uncollected through the Semprae Acquisition, and an increase in deferred revenue of $175,569, also related to the license fee and product sales due from the Ovation agreement.

For the year ended December 31, 2013, used in investing activities was $400, of which $3,749 was related to cash acquired in connection with the purchase of Semprae (See Note 3).  For the year ended December 31, 2013, cash provided by financing activities was $659,614 relating primarily to $518,475 in proceeds from convertible debt- related parties, proceeds from notes payable of $350,000,offset by repayment of debt related to the Semprae acquisition of $343,500 and repayment of debt of $50,000 from the Dawson James note.

We expect that our existing capital resources, including the funds we may borrow under the line of credit convertible debenture entered with our President and Chief Executive Officer, of which $1,000,000 is still available, will be sufficient to allow us to continue our operations and commercialization of our products. However, our actual needs will depend on numerous factors, including timing of introducing our products to the marketplace, our ability to attract ex-US distributors for our products, our ability to in-license or develop new product candidates and our ability to finalize merger and acquisition activities. As a result, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned commercial and development operations, enter into strategic relationships or merge or be acquired by another company. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We will need to raise substantial additional funds to support our long-term product acquisitions and commercialization programs. We regularly consider various fund raising and strategic alternatives, including, for example, debt or equity financing and merger and acquisition alternatives. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our products; obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our products that we might otherwise seek to develop or commercialize on our own; significantly restructure operations and implement cost saving initiatives, including but not limited to, reductions in salaries and/or elimination of employees and consultants or cessation of operations; or, merge or be acquired by another company.

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from those estimates.

While our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements, we believe the following accounting policies are critical in the preparation of our financial statements:

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value.

Fair Value Measurement

The Company’s financial instruments are cash, trade accounts receivable, accounts payable, accrued liabilities, contingent liabilities convertible debentures and a convertible debt instrument. The recorded values of cash, trade accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of convertible debentures and convertible debt, net of the discount, approximate the fair value as the interest rate (stated or effective) approximates market rates.

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

Product Sales. The Company ships product to its customers pursuant to purchase agreements or orders. The Company recognizes revenues from product sales generally at shipping point or when delivered as specified in the sales contract.

Net Sales. The Company has recognized net revenue from product sales that have occurred through Centric Research Institute, Inc.’s (“CRI”) website. Net revenue is recognized net of cost of the product, warehousing, shipping and royalty costs. Certain product sales have been recorded as deferred revenue where the product is currently not available.

License Arrangements.  Payments received by the Company under license arrangements to market and commercialize its products may include non-refundable upfront fees, license fees, milestone payments for specific achievements designated in the agreements, and royalties on sales of products. The Company considers a variety of factors in determining the appropriate method of accounting under its license arrangements, including whether the various elements can be separated and accounted for individually as separate units of accounting. No licensing revenues have been recognized through December 31, 2013.

Sales Allowances

The Company accrues for product returns, volume rebates and promotional discounts in the same period the related sale is recognized.

The Company’s product returns accrual is primarily based on estimates of future product returns over the period customers have a right of return, which is in turn based in part on estimates of the remaining shelf-life of products when sold to customers. Future product returns are estimated primarily based on historical sales and return rates. The Company estimates its volume rebates and promotional discounts accrual based on its estimates of the level of inventory of its products in the distribution channel that remain subject to these discounts. The estimate of the level of products in the distribution channel is based primarily on data provided by the Company’s customers.

The estimated return reserve, which is included in accounts payable and accrued liabilities, was insignificant at December 31, 2013 and December 31, 2012.

Research and Development Costs

Research and development (“R&D”) costs, including research performed under contract by third parties, are expensed as incurred. Major components of R&D expenses consist of testing, clinical trials, material purchases and regulatory affairs.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, by recognizing the fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes stock compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. The exercise price for all equity issued is based on the fair market value of the common stock.  Stock and stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the stock, stock units or stock options at the time they are issued, or the fair value of services received, which ever is more readily determinable, and are expensed as service is provided.

Beneficial Conversion Features and Debt Discounts

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. The Company amortizes the discount to interest expense over the life of the debt using the effective interest rate method. The Company’s 8% convertible debentures and convertible line of credit contain an embedded derivative related to the conversion feature of the notes. (See Note 5)

Recent Accounting Pronouncements

See Footnote 1 to our consolidated financial statements for the periods ended December 31, 2013 and 2012. The adoption of recently implemented accounting rules and policies did not have any impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

					More than 5
	Total	Less than 1 Year	1-3 Years	3-5 Years	Years
Operating Lease	$170,772	83,532	87,240	-	-

The Company has an operating lease for its Corporate office facility located in San Diego, California.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item. See “Item 6. Selected Financial Data,” above.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)) as of December 31, 2013. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2013, these disclosure controls and procedures were not effective as the result of the material weakness described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013 and determined that there is a material weakness affecting our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During a significant portion of 2013, we had only one employee, who was responsible for all matters surrounding accounting and business transactions. As a result, we had a material weakness due to the lack of segregation of duties in our accounting function.

Notwithstanding the identified material weaknesses described above, management believes that the financial statements and other financial information included in this report present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States.

We currently have two employees, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer and a number of consultants responsible for accounting functions and all matters surrounding business transactions. We have implemented various controls involving board approval for expenditures and reimbursements in order to mitigate this material weakness. We are also building internal controls to support a commercialized product based organization.We have recently implemented appropriate segregation of duties, and additional internal controls to support the commercial organization.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.         Other Information.

None.

PART III

Item 10.     Directors, Executive Officers, Promoters, and Corporate Governance.

Directors

We currently have four directors: Dr. Damaj, Dr. Henry Esber, Ziad Mirza and Vivian Liu. All of our directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Our board of directors has no standing committees.

Bassam Damaj, Ph.D., 46, has served on our Board of Directors and as our President and Chief Executive Officer, since January 22, 2013. Before joining Innovus Pharma, Dr. Damaj served as President and Chief Executive Officer of Apricus Biosciences, Inc. (NASDAQ: APRI) (“Apricus Bio”) from December 2009 until November 2012. Before joining Apricus Bio, Dr. Damaj was a co-founder of Bio-Quant, Inc. and served as the Chief Executive Officer and Chief Scientific Officer and as a member of Bio-Quant’s board of directors from its inception in June 2000 until its acquisition by Apricus Bio in June 2011. In addition, Dr. Damaj was the founder, Chairman, President and Chief Executive Officer of R&D Healthcare, and the co-founder of Celltek Biotechnologies. He also served as a member of the Board of Directors of CreAgri, Inc. and was Member of the Scientific Advisory Board of MicroIslet, Inc. He is the author of the Immunological Reagents and Solutions reference book, the inventor of many patents and the author of numerous peer reviewed scientific publications. Dr. Damaj won a US Congressional award for the Anthrax Multiplex Diagnostic Test in 2003. Dr. Damaj holds a Ph.D. degree in Immunology/Microbiology from Laval University and completed a postdoctoral fellowship in molecular oncology at McGill University.

Henry Esber, Ph.D.,75, has served as a member of our Board of Directors since January 2011 and has served as Chairman of the Board since January 18, 2013. In 2000, Dr. Esber co-founded Bio-Quant, Inc., a pre-clinical discovery contract research organization in San Diego, California. From 2000 to 2010, he served as its Senior Vice President and Chief Business Development Officer. Dr. Esber has more than 30 years of experience in the pharmaceutical service industry. Dr. Esber served on the Board of Directors of Apricus Bio from December 2009 to January 2013, and currently serves on the Board of Directors of several private pharmaceutical companies.

Vivian Liu, 52, has served as a member of our Board of Directors since December 2011 and served as our President, Chief Executive Officer and Chief Financial Officer from December 2011 to January 22, 2013. Prior to that, she served as the President and Chief Executive Officer of FasTrack Pharma from January 2011 to December 2011. In 1995, Ms. Liu co-founded NexMed, Inc., which in 2010 was renamed to Apricus BioSciences, Inc. (Nasdaq: APRI). Ms. Liu was NexMed’s President and Chief Executive Officer from 2007 to 2009. Prior to her appointment as President, Ms. Liu served in several executive capacities, including Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Vice President of Corporate Affairs. She was appointed as a director of NexMed in 2007 and served as Chairman of its Board of Directors from 2009 to 2010. Ms. Liu has an M.P.A. from the University of Southern California and has a B.A. from the University of California, Berkeley.

Ziad Mirza, M.D., 52, has served as a member of our Board of Directors since December 2011, and served as Chairman of our Board of Directors from December 2011 to January 2013. He also served as FasTrack’s Acting Chief Executive Officer from March 2010 to December 2010. He is the President and co-founder of Baltimore Medical and Surgical Associates. He is a Certified Medical Director of long term care through the American Medical Directors Association. He is also a Certified Physician Executive from the American College of Physician Executives. He consults for pharmaceutical companies on clinical trial design. He has a medical degree from the American University of Beirut and completed his residency at Good Samaritan Hospital in Baltimore. He received an M.B.A. from the University of Massachusetts.

Dr. Mirza and Dr. Damaj are cousins. Otherwise, there are no family relationships among any of the members of our board of directors or our executive officers.

Executive Officers

We currently have two executive officers. Dr. Bassam Damaj, who was appointed as our President and Chief Executive Officer in January 2013, and Lynnette Dillen, who was appointed as our Executive Vice President and Chief Financial Officer on February 6, 2014.

The following biographical information is provided with respect to Ms. Dillen. Please see “ Directors” above for biographical information regarding Dr. Damaj.

Lynnette Dillen, CPA, age 45, has served as our Executive Vice President, Chief Financial Officer since February 6, 2014. Prior to this appointment, she served as our Vice President, Finance, a position she held since September 2013. Before joining us and since 2006, she was a consultant and chief financial officer to a number of private and public venture capital and investment banking-backed clients primarily in the life science and technology fields including STW Resources, Inc., Kultevat LLC and Splash AD, Inc. From 2003 to 2006, she was the Chief Financial Officer for the Catalina Restaurant Group, Inc. From 2000 to 2003, she was the Vice President of Corporate Finance at Wireless Knowledge, Inc. (a QUALCOMM and Microsoft joint venture). Prior to that time, from 1997 to 2000 she was the Director of Finance-Domestic for Blockbuster, Inc. and from 1993 to 1997 she was Director of Internal Audit for Chart House Enterprises, Inc. She started her career at Arthur Anderson LLP as a Senior Auditor and was there from 1990 to 1993. Ms. Dillen has a BS degree in accounting from Baylor University.

None of our officers or directors has during the past ten years been involved in any events, such as petitions in bankruptcy, receivership or insolvency, criminal convictions, or proceedings relating to securities violations.

Our board of directors has determined that Vivian Liu is an “audit committee financial expert,” as that term is currently defined in Item 407(d)(5) of Regulation S-K. Our board of directors has determined that Dr. Esber and Dr. Mizra are “independent” board members as that term is defined in Item 407(a) of Regulation S-K and Rule 5605(a)(2) of the NASDAQ Listing Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of securities ownership and changes in such ownership with the SEC. Our officers and directors and persons who own more than 10% of our common stock also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such forms furnished to us and written representations from our directors and executive officers, we believe that all Section 16(a) filing requirements were timely met during the fiscal years ended December 31, 2013, except that the Form 3 required to be filed by each of Dr. Damaj, Dr. Esber, Mr. Mirza and Ms. Liu reporting his or her initial ownership of our common stock on December 7, 2011, the date they became 10% owners, directors or executive officers, was filed late. These Form 3s were filed on January 6, 2012.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, as well as all of our other officers, directors and employees. This code of ethics is a part of our code of business conduct and ethics, and is available on our corporate website at www.innovuspharma.com. We intend to disclose future amendments to, or waivers of, certain provisions of our code of ethics that apply to our principal executive officer, principal financial officer, and principal accounting officer or persons performing similar functions on the above website within four business days following such amendment or waiver.

Item 11.     Executive Compensation.

The following table sets forth information concerning compensation earned for services rendered to us during the years ended December 31, 2013 and December 31, 2012 by (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year. We refer to the executive officers named in the following table as the “named executive officers” or “NEOs.”

2013 Summary Compensation Table

				Stock	Stock Unit		All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards		Compensation	Total
Vivian Lui
President and Chief Executive Officer	2012	$-	$-	$-	$-		$16,200	$16,200
	2013	$-	$-	$-	$-		$-	$-

Bassam Damaj
President and Chief Executive Officer	2013	$-	$-	$-	$2,418,000	(1)	$-	$2,418,000

(1)	Represents the total grant date fair value, as determined under FASB ASC Topic 718, Stock Compensation, of restricted stock awards granted during fiscal 2013 by the Company to Dr. Bassam Damaj.

Outstanding Equity Awards at Fiscal Year-End 2013

The following table sets forth information regarding outstanding equity awards held by our named executive officers at the end of fiscal 2013:

2013

Restricted stock units-Dr. Bassam Damaj	6,000,000

Employment Agreements

Dr. Damaj

On January22, 2013, the Company entered into an employment agreement with Dr. Bassam Damaj to serve as its President and Chief Executive Officer. Under the terms of the employment agreement, Dr. Damaj will earn a base salary of $375,000 for the first year of the agreement, increasing to $440,000 in the second year and increasing a minimum of 10% per year thereafter. Dr. Damaj’s salary will be accrued and not paid for so long as payment of such salary would jeopardize our ability to continue as a going concern. Dr. Damaj will also be entitled to earn an annual cash bonus based on performance objectives approved by our Board of Directors, with an annual target cash bonus of 75% of his base salary. Dr. Damaj was also entitled to receive a grant of restricted stock units covering 6,000,000 shares of common stock, which grant occurred on February 15, 2013. 2,000,000 of such shares vested upon grant, and the remaining 4,000,000 shares will vest in eight equal quarterly installments beginning on April 1, 2013. The vested portion of this restricted stock unit grant will be settled with a like number of common shares on the earliest of (1) the termination of Dr. Damaj’s employment, (2) a change in control of our Company, or (3) January 22, 2020. Upon any termination of Dr. Damaj’s employment, Dr. Damaj will be entitled to all accrued and unpaid salary and benefits, certain personal computer and telecommunications equipment and the continuation of health benefits for a period of 12 months. In the event we terminate Dr. Damaj’s employment without cause or Dr. Damaj resigns for good reason, Dr. Damaj will be entitled to a severance payment equal to 1.5 times his then base salary and annual target bonus amount, or 2 times his then base salary and annual target bonus amount if such termination occurs within 24 months of a change of control, and continuation of health benefits for a period of 24 months.

On February 6, 2014, pursuant to his employment agreement, our Board of Directors approved a bonus of $281,250 for Dr. Damaj, which equals 75% of his annual base salary of $375,000. The bonus was paid through the issuance of fully vested restricted stock of units, which will be settled with 852,272 shares of our common stock on the earliest of: (1) the termination of Dr. Damaj’s employment; (2) a change in control of our Company; and (3) February 6, 2021. The number of shares subject to the restricted stock units was determined by dividing the amount of his bonus ($281,250) by the closing price of our common stock on the date of grant ($0.33)

Ms. Dillen

In connection with the appointment of Ms. Dillen as Executive Vice President, Chief Financial Officer, we entered into an employment letter with her on February 6, 2014. Under the terms of the employment letter, Ms. Dillen will earn a base salary of $200,000, increasing to $250,000 after six months of continued employment and an annual cash incentive bonus of 30% of her then base salary. In addition, Ms. Dillen is eligible to receive (1) a bonus of $100,000 when we raise financing of at least $4 million and (2) a bonus of $100,000 and a grant of 100,000 stock units when our shares of common stock are listed on Nasdaq, all subject to Ms. Dillen’s continued employment.

Ms. Dillen was also awarded 600,000 stock units that will vest according to our standard vesting schedule. The vested portion of this stock unit grant will be settled with a like number of common shares upon her election anytime after vesting but no later than (1) the termination of Ms. Dillen’s employment, (2) a change in control of our Company, or (3) February 6, 2021.

Upon any termination of Ms. Dillen’s employment, Ms. Dillen will be entitled to all accrued and unpaid salary and benefits, certain personal computer and telecommunications equipment and the continuation of health benefits for a period of 9 months. In the event we terminate Ms. Dillen’s employment without cause or Ms. Dillen resigns for good reason, Ms. Dillen will be entitled to a severance payment equal to 9 months of her then base salary and continuation of health benefits for a period of 9 months.

Director Compensation

Each Board member receives a quarterly Stock Unit Award, the fair market value of which is equal to either (i) $3,000 for Outside Directors, and (ii) $6,000 for the Chairman of the Board, both awards shall be determined by the per share closing price of the common stock on the date of award.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of March 24, 2014 (the “Evaluation Date”) by (a) each person known to us to beneficially own more than 5% of the outstanding shares of our common stock, (b) each director, (c) each of the named executive officers listed in the compensation tables included in this r and (d) all of our current directors and executive officers as a group. The information in this table is based on information provided by the persons named below. Percent of beneficial ownership is based on 23,399,557 shares of our common stock outstanding as of the Evaluation Date. The information in this table gives effect to the 10-for-1 reverse split of our outstanding common stock effected on December 6, 2011.

Shares Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)

5% Stockholders:
Quaker Bio Ventures II	1,849,753
2929 Arch Street
Philadelphia, PA 19104

Directors and Named Executive Officers:
Bassam Damaj (3)	6,351,075
Henry Esber (4)	2,646,462
Vivian Liu	979,683
Ziad Mirza	417,974
Lynnette Dillen	22,500

(1)	Unless otherwise indicated, the address of each of the listed persons is c/o Innovus Pharmaceuticals, Inc., 9171 Towne Centre Drive, Suite 440, San Diego, California 92122.

(2)	Beneficial ownership of shares is determined in accordance with SEC rules and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership within 60 days of the Evaluation Date. Except as otherwise noted, (a) each person or entity has sole voting and investment power with respect to the shares shown and (b) none of the shares shown as beneficially owned on this table are subject to pledge. In calculating the percentage ownership of each person identified in the table, shares underlying options, warrants or other rights to acquire shares of our common stock held by that person that are either currently exercisable or exercisable within 60 days of the Evaluation Date are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other individual or entity. Percentage ownership for each person is based on the number of shares of our common stock outstanding as of the Evaluation Date, together with the applicable number of shares of common stock subject to options, warrants or other rights to acquire shares of our common stock currently exercisable or exercisable within 60 days of the Evaluation Date for that person or group of persons.

(3)	Includes 123,393 shares held by his spouse.

(4)	Includes 929,500 shares held by his spouse.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 regarding our equity compensation plans. We do not have any equity compensation plans that have been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a)) (c)

Equity Compensation Plans Not Approved by Security Holders:

2013 Equity Incentive Plan	6,332,250	-	3,100,109

Total	6,332,250	-	3,100,109

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Other than the following transactions and the transactions described under “Item 11. Executive Compensation” above, since January 1, 2012, there has not been, nor currently are there proposed, any transactions or series of similar transactions in which we were or are to be a participant and the amount involved exceeds or will exceed the lesser of $120,000 or 1% of the average of our total assets  as of December 31, 2012 and 2013, and in which any of our directors, executive officers, holders of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Related Party Financings

We have raised capital in various financing transactions in which related parties have been involved, and we have issued our securities to those related parties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Business Combinations and Recent Financings—Recent Financings,” above.

The table below sets forth the principal amount of the related party debt we issued in January 2012 to related parties and the number of shares of our common stock we issued to such related parties upon conversion of such debentures in February 2014:

	Outstanding Principal
Related Party	and Interest ($)	Common Stock Issued	Original Principal Amount
Debt amount at 12/31/2013	at date of conversion	on date of conversion	(in U.S. dollars)

Line of Credit
Bassam Damaj, President and	$476,165	1,190,411	$452,728
Chief Executive Officer

January 2012 Debentures:
Vivian Liu, Board Member	$58,405	146,014	$50,000

Ziad Mirza, Board Member	$5,841	14,601	$5,000

Henry Esber, PhD.,	$15,185	31,964	$13,000
Chairman of the Board

January 2013 Debenture:
Henry Esber, PhD.,	$76,122	190,304	70,000
Chairman of the Board

Dr. Damaj, our President and Chief Executive Officer, is the holder of the LOC Convertible Debenture.

In June 2013, we sold an aggregate of 416,841 shares of our common stock to Dr. Damaj and his spouse for aggregate proceeds of $134,640.

The Company recognized total interest expense on related party financings including amortization of the discount, of $59,049 and $12,743 for the year ended December 31, 2013 and 2012, respectively. At December 31, 2013 and December 31, 2012, there was an aggregate of $681,143 and $212,668, respectively, in related party financings, classified as short and long term liabilities as appropriate.

Transactions with Bio-Quant, Sorrento Pharmaceuticals and Apricus Bio

Dr. Damaj was President, Chief Executive Officer and a member of the board of directors of Apricus BioSciences (“Apricus Bio”) until November 2012.

In March 2010, FasTrack entered into an Asset Purchase Agreement with Apricus Bio, pursuant to which FasTrack sold the development rights of PrevOnco™ to Apricus Bio in exchange for cancellation of $204,896 of a promissory note and if Apricus Bio successfully licenses the product, 50% of the net proceeds (which is defined as the gross proceeds less 115% of the aggregate development expenses incurred by Apricus Bio from the license).

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

In 2011, Apricus Bio forgave FasTrack the interest charge on the $200,952 note outstanding for the duration of three month period ended March 31, 2011. The amount of forgiven interest was $4,021. The Company considers the forgiveness a deemed contribution and recorded the forgiven interest against additional paid in capital for the period ended December 31, 2011. Interest expense recorded to Apricus Bio amounted to $18,797 and $16,322, for the years ended December 31, 2012 and 2011, respectively, and $38,245 from inception on October 31, 2008 through December 31, 2012.

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

After the October 2012 Settlement Agreement, we have had no further transactions with Apricus Bio.

Director Independence

We are not a listed issuer, and therefore, under Item 407 of Regulation S-K, for purpose of determining whether our directors are independent, we are to use a definition of independence of a national securities exchange or of an inter-dealer quotation system which has requirements that a majority of the board of directors be independent, and state which definition is used. Whatever such definition we choose, we must use the same definition with respect to all directors. Our board of directors has determined that two of our current directors, Dr Henry Esber, and Ziad Mirza are independent as defined by the Nasdaq Marketplace Rules.

Item 14.  Principal Accounting Fees and Services.

The following table presents the aggregate fees for the periods presented for professional services rendered to us by EisnerAmper LLP and Lindsay Brownell LLP.

	2013	2012
Audit Fees (1)	$77,000	$64,700
Tax Fees (2)	6,000	-
Total	$83,000	$64,700

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports, and related services normally provided in connection with statutory and regulatory filings and engagements.
(2)	“All Other Fees” represent fees for professional services provided in connection with tax returns.

Item 15.  Exhibits, Financial Statement Schedules.

(a)	Documents Filed. The following documents are filed as part of this report:

(1)	Financial Statements. The following reports of EisnerAmper LLP and financial statements:

•	Report of EisnerAmper LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and from inception through December 31, 2013

•	Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss from inception through December 31, 2013

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and from inception through December 31, 2013

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. See subsection (c) below.

(3)	Exhibits. See subsection (b) below.

(b)	Exhibits. The exhibits filed or furnished with this report are set forth on the Exhibit Index immediately following the signature page of this report, which Exhibit Index is incorporated herein by reference.

(c)	Financial Statement Schedules. All schedules are omitted because they are not applicable, the amounts involved are not significant or the required information is shown in the financial statements or notes thereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: March 28, 2014	Innovus Pharmaceuticals, Inc.

	By:	/s/ Bassam Damaj
Bassam Damaj
President and Chief Executive Officer
(principal executive officer)

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

Signature	Title	Date

/s/ Henry Esber	Chairman of the Board	March 28, 2014
Henry Esber, Ph.D.

/s/ Bassam Damaj	Director, President and Chief Executive Officer (principal executive	March 28, 2014
Bassam Damaj, Ph.D.	officer)

/s/ Lynnette Dillen	Executive Vice President, Chief Financial Officer (principal financial	March 28, 2014
Lynnette Dillen	and accounting officer)

/s/ Ziad Mirza	Director	March 28, 2014
Ziad Mirza, M.D.

/s/ Vivian Liu	Director	March 28, 2014
Vivian Liu

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Merger Agreement and Plan of Merger, dated as of July 13, 2011, by and among FasTrack, Inc., a Delaware corporation, North Horizon, Inc., a Nevada corporation and North First General, Inc., a Utah corporation, a wholly-owned subsidiary of North Horizon, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed with the SEC on July 20, 2011 (SEC File No. 000-52991-11977637)).

2.2	Asset Purchase Agreement dated April 19, 2013, between Innovus Pharmaceuticals, Inc. and Centric Research Institute, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K, filed with the SEC on April 24, 2013 (SEC File No. 000-52991-13779827)).

2.3	Agreement and Plan of Merger, made as of December 24, 2013, by and among Innovus Pharmaceuticals, Inc., Innovus Acquisition Corporation, Semprae Laboratories, Inc., the major stockholders of Semprae Laboratories, Inc. party thereto and Quaker Bioventures II, L.P., as principal stockholder of Semprae Laboratories, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K, filed with the SEC on December 30, 2013 (SEC File No. 000-52991-131301493)).

3.1	Articles of Incorporation of the Registrant as filed with the Office of the Secretary of State of the State of Nevada on July 23, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s general form for small business issuer on Form 10-SB12G/A, filed on December 28, 2007 (SEC File No. 000-52991-071330026)).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s general form for small business issuer on Form 10-SB12G/A, filed on December 28, 2007 (SEC File No. 000-52991-071330026)).

3.3	Certificate of Merger as filed with the Office Secretary of State of the State of Delaware on October 13, 2011, which merges North First General, Inc., a Utah corporation, with and into and under the name of FasTrack Pharmaceuticals, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s current report on Form 8-K, filed on December 12, 2011 (SEC File No. 000-52991-111256138)).

3.4	Certificate of Amendment to Articles of Incorporation of the Registrant as filed with the Office of the Secretary of State of the State of Nevada on October 13, 2011 changing the Registrant’s name from North Horizon, Inc., a Nevada corporation to Innovus Pharmaceuticals, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.3 to the Registrant’s current report on Form 8-K, filed on December 12, 2011 (SEC File No. 000-52991-111256138)).

3.5	Articles of Merger as filed with the State of Utah Department of Commerce on October 14, 2011, which evidences the merger of North First General, Inc., a Utah corporation, the non-surviving corporation, into FasTrack Pharmaceuticals, Inc., a Delaware corporation, the surviving corporation (incorporated by reference to Exhibit 3.5 to the Registrant’s current report on Form 8-K, filed on December 12, 2011 (SEC File No. 000-52991-111256138)).

3.6*	Certificate of Correction to the Company’s Articles of Incorporation, dated July 30, 2013, filed with the Secretary of State for the State of Nevada.

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed on February 15, 2013 (SEC File No. 333-186725-13620840)).

4.2	Form of Equity Unit Agreement dated May 15, 2013, between Innovus Pharmaceuticals, Inc. and an individual accredited investor (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q, filed on August 13, 2013 (SEC File No. 000-52991-131033276)).

10.1(a)	Placement Agent Agreement, dated December 16, 2011, between Innovus Pharmaceuticals, Inc. and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K, filed on March 30, 2012 (SEC File No. 000-52991 -12726641)).

10.1(b)	Amendment, dated March 22, 2012, to Placement Agent Agreement, dated December 16, 2011, between Innovus Pharmaceuticals, Inc. and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K, filed on March 30, 2012 (SEC File No. 000-52991-12726641)).

10.2(a)	Form of 8% Convertible Debenture, dated as of January 13, 2012 (incorporated by reference to Exhibit 10.2(a) to the Registrant’s Form 10-K, filed on March 19, 2013 (SEC File No. 000-52991-13702681)).

10.2(b)	Form of Amendment to 8% Convertible Debenture, dated as of January 12, 2013 (incorporated by reference to Exhibit 10.2(b) to the Registrant’s Form 10-K, filed on March 19, 2013 (SEC File No. 000-52991-13702681)).

10.2(c)	Form of Amendment to 8% Convertible Debenture, dated May 4, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, filed on August 13, 2013 (SEC File No. 000-52991-131033276)).

10.2(d)	Form of Amended and Restated 8% Convertible Debenture, dated November 11, 2013, between Innovus Pharmaceuticals, Inc. and debenture holders (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q, filed on November 14, 2013 (SEC File No. 000-52991-131220746)).

10.2(e)*	Form of Amended and Restated 8% Convertible Debenture Conversion Letter Agreement, dated February 19, 2014.

10.3(a)#	Employment Agreement, dated March 7, 2012, between Innovus Pharmaceuticals, Inc. and Vivian Liu (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K, filed on March 30, 2012 (SEC File No. 000-52991 -12726641)).

10.3(b)	Acknowledgement Agreement entered into as of March 11, 2013, by and between Vivian Liu and Innovus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3(b) to the Registrant’s Form 10-K, filed on March 19, 2013 (SEC File No. 000-52991-13702681)).

10.4#	Employment Agreement, dated January 22, 2013, between Innovus Pharmaceuticals, Inc. and Bassam Damaj, Ph.D. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K, filed on March 19, 2013 (SEC File No. 000-52991-13702681)).

10.5	Settlement Agreement, dated October 4, 2012, between Innovus Pharmaceuticals, Inc. and Apricus Biosciences, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K, filed on March 19, 2013 (SEC File No. 000-52991-13702681)).

10.6	2013 Equity Incentive Plan of the Registrant, effective February 15, 2013 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, filed on February 15, 2013 (SEC File No. 333-186725-13620840)).

10.7	Form of Restricted Stock Agreement under the Registrant’s 2013 Equity Incentive Plan, effective February 15, 2013 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8, filed on February 15, 2013 (SEC File No. 333-186725-13620840)).

10.8	Form of Stock Unit Agreement under the Registrant’s 2013 Equity Incentive Plan, effective February 15, 2013 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8, filed on February 15, 2013 (SEC File No. 333-186725-13620840)).

10.9	Form of Nonstatutory Stock Option Agreement under the Registrant’s 2013 Equity Incentive Plan, effective February 15, 2013 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8, filed on February 15, 2013 (SEC File No. 333-186725-13620840)).

10.10	Form of Incentive Stock Option Agreement under the Registrant’s 2013 Equity Incentive Plan, effective February 15, 2013 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8, filed on February 15, 2013 (SEC File No. 333-186725-13620840)).

10.11(a)	8% Convertible Debenture, dated January 22, 2013 between Innovus Pharmaceuticals, Inc. and Bassam Damaj, Ph.D. (incorporated by reference to Exhibit 10.11(a) to the Registrant’s Form 10-K, filed on March 19, 2013 (SEC File No. 000-52991-13702681)).

10.11(b)	Amended and Restated 8% Convertible Debenture, dated March 18, 2013 between Innovus Pharmaceuticals, Inc. and Bassam Damaj, Ph.D. (incorporated by reference to Exhibit 10.11(b) to the Registrant’s Form 10-K, filed on March 19, 2013 (SEC File No. 000-52991-13702681)).

10.11(c)	Amendment to Amended and Restated 8% Convertible Debenture, dated May 6, 2013 between Innovus Pharmaceuticals, Inc. and Bassam Damaj, Ph.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, filed on August 13, 2013 (SEC File No. 000-52991-131033276)).

10.11(d)	Amended and Restated 8% Convertible Debenture, dated November 11, 2013, between Innovus Pharmaceuticals, Inc. and Bassam Damaj, Ph.D. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, filed on November 14, 2013 (SEC File No. 000-52991-131220746)).

10.11(e)*	Amendment to Second Amended and Restated 8% Convertible Debenture by and between the Company and Dr. Bassam Damaj, dated February 19, 2014.

10.12(a)#	Offer Letter, dated May 24, 2013, between Innovus Pharmaceuticals, Inc. and Morgan Brown (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, filed on August 13, 2013 (SEC File No. 000-52991-131033276)).

10.12(b)#	Change in Control and Severance Agreement, dated August 9, 2013 between Innovus Pharmaceuticals, Inc. and Morgan Brown (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q, filed on August 13, 2013 (SEC File No. 000-52991-131033276)).

10.13	Form of Officer and Director Indemnification Agreement, dated June 2013 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q, filed on August 13, 2013 (SEC File No. 000-52991-131033276)).

10.14	Subscription Agreement, dated June 12, 2013 between Innovus Pharmaceuticals, Inc. and the investor parties thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q, filed on August 13, 2013 (SEC File No. 000-52991-131033276)).

10.15#	Amended and Restated Innovus Pharmaceuticals, Inc. Non-Employee Director Compensation Plan, dated October 1, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, filed on November 14, 2013 (SEC File No. 000-52991-131220746)).

10.16(a)	Amended and Restated 8% Convertible Debenture, dated November 11, 2013, between Innovus Pharmaceuticals, Inc. and Henry Esber, Ph.D. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q, filed on November 14, 2013 (SEC File No. 000-52991-131220746)).

10.16(b)*	Amended and Restated 8% Convertible Debenture Conversion Letter Agreement with Dr. Henry Esber, Ph.D., dated February 19, 2014.

10.17	8% Debenture issued by Innovus Pharmaceuticals, Inc. on December 23, 2013 (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K, filed with the SEC on December 30, 2013 (SEC File No. 000-52991-131301493)).

10.18*#	Offer Letter, dated February 6, 2014, between Innovus Pharmaceuticals, Inc. and Lynnette Dillen.

10.18*#

10.19(a)*	Securities Purchase Agreement, dated February 13, 2014 between Innovus Pharmaceuticals, Inc. and the investor party thereto

10.19(b)*	Original Issue Discount 10.0% Convertible Debenture issued on February 13, 2014

10.19(c)*	Common Stock Purchase Warrant, dated February 13, 2014

21.1*	List of Subsidiaries

23.1*	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney, included as part of signature page to this report.

31.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).

31.2*	Certification of the Registrant’s Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).

32.1**	Certification of the Registrant’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. SS. 1350, as adopted pursuant to SS. 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

#	Management contract or compensatory plan

**	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language of such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Innovus Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Innovus Pharmaceuticals, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2013, and for the period from inception (October 31, 2008) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 and 2012 and for period from inception (October 31, 2008) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s President and Chief Executive Officer, who is also a major shareholder, has deferred his salary payment and provided a funding commitment to the Company.

/s/ EisnerAmper LLP

March 28, 2014

Edison, New Jersey

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS

Cash	$33,374	$18,445
Accounts receivable	216,641	-
Prepaid Expenses	35,272	-
Deposits	21,200	-
Inventory	177,851

Total Current Assets	484,338	18,445

OTHER ASSETS

Property & Equipment, net of accumulated depreciation of ($526,584)	78,973
Deposits	21,919
Goodwill	421,372	-
Intangible assets, net of accumulated amortization	873,567	-
CIRCUMserum License, net of accumulated amortization	233,264	-

TOTAL ASSETS	$2,113,433	$18,445

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$143,756	$1,602
Accrued compensation	395,667	-
Deferred revenue	175,569	-
Accrued interest payable (current portion)	3,224	-
Promissory notes	370,000	50,000

Total Current Liabilities	1,088,216	51,602

NON-CURRENT LIABILITIES

Accrued interest payable (non-current portion)	57,820	16,596
Convertible debentures - related parties (non-current portion), net of debt discount	511,465	162,668
Contingent Consideration	308,273	-

Total Non-Current Liabilities	1,083,286	179,264

TOTAL LIABILITIES	2,171,502	230,866

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 150,000,000 shares authorized, at $0.001 par value, 21,548,456 and 16,197,782 shares issued and outstanding, respectively	21,549	16,198
Additional paid-in capital	6,531,110	2,220,202
Deficit accumulated during the development stage	(6,405,000)	(2,448,821)

Total Stockholders’ Equity (Deficit)	147,659	(212,421)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,113,433	$18,445

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

			From
			October 31, 2008
			(Inception)
	For the Year Ended		Through
	December 31,		December 31,
	2013	2012	2013

REVENUES

Product sales	$6,641	$-	$6,641

COST OF GOODS SOLD	1,821	-	1,821

GROSS PROFIT	4,820	-	4,820

OPERATING EXPENSES

Research and development	92,923	2,000	173,883
Investment banking fees	-	-	1,954,865
General and administrative	3,800,830	217,484	4,246,749

Total Operating Expenses	3,893,753	219,484	6,375,497

LOSS FROM OPERATIONS	(3,888,933)	(219,484)	(6,370,677)

INTEREST EXPENSE	(67,246)	(17,031)	(175,562)

Total Other Expense	(67,246)	(17,031)	(175,562)

NET LOSS	$(3,956,179)	$(236,515)	$(6,546,239)

BASIC LOSS AND DILUTED LOSS PER SHARE	$(0.23)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING- BASIC AND DILUTED	17,329,899	11,999,597

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

				Equity (Deficit)
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	(Shares)	(Amount)	Capital	Stage	Equity (Deficit)

Balance at Inception on October 31, 2008	-	$-	$-	$-	$-

Balance on December 31, 2008	-	-	-	-	-

Common stock issued in FasTrack asset purchase	13,372,284	13,372	12,648	-	26,020

Common stock issued in Sorrento business combination	-	-	11,000	-	11,000

Deemed distribution for the value of assets acquired from Apricus Bio	-	-	-	(396,878)	(396,878)

Net loss for the year ended December 31, 2009	-	-	-	(27,370)	(27,370)

Balance at December 31, 2009	13,372,284	13,372	23,648	(424,248)	(387,228)

Common stock issued for compensation of board members	381,761	382	368	-	750

Deemed contribution for the value of assets sold to Apricus Bio	-	-	204,896	-	204,896

Net loss for the year ended December 31, 2010	-	-	-	(69,923)	(69,923)

Balance at December 31, 2010	13,754,045	13,754	228,912	(494,171)	(251,505)

Common stock issued for services rendered	134,364	134	6,866	-	7,000

Common stock issued for compensation of officer	833,668	834	804	-	1,638

Forgiveness of interest by Apricus Bio	-	-	4,021	-	4,021

Contibution to capital arising from conversion of convertible promissory notes held by Apricus Bio at Merger date pursuant to terms of convertible note, resulting in the future issuance of 135,888 shares of common stock in March 2012 to Apricus Bio	-	-	538,117	-	538,117

Common stock issued for net assets acquired in reverse-merger	1,325,125	1,325	(63,050)	-	(61,725)

Issuance of warrants to investment banker for services	-	-	1,904,865	-	1,904,865

Reclassification of shares issuable to FasTrack shareholders pursuant to rescission offer	(14,722,077)	(14,722)	(14,204)	-	(28,926)

Net loss for the year ended December 31, 2011	-	-	-	(2,256,252)	(2,256,252)

Balance at December 31, 2011	1,325,125	1,325	2,606,331	(2,750,423)	(142,767)

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

(continued)

				Equity (Deficit)
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	(Shares)	(Amount)	Capital	Stage	Equity (Deficit)

Balance at December 31, 2011	1,325,125	1,325	2,606,331	(2,750,423)	(142,767)
Common stock issued on conversion of Apricus Bio promissory note (see contribution recognition in 2011)	135,888	136	(136)	-	-

Common stock issued for cash at $0.75 per share	134,000	134	100,366	-	100,500

Common stock issued in conversion of debt	16,580	17	12,418	-	12,435

Expiration of FasTrack rescission offer and resultant reclassification to stockholders deficit	14,722,077	14,722	14,204	-	28,926

Common stock and related contribution eliminated upon settlement agreement with Apricus Bio	(135,888)	(136)	(537,981)	538,117	-

Cash payment received pursuant to related-party settlement agrement	-	-	25,000	-	25,000

Net loss for the year ended December 31, 2012	-	-	-	(236,515)	(236,515)

Balance at December 31, 2012	16,197,782	$16,198	$2,220,202	$(2,448,821)	$(212,421)

Common stock issued for services	1,017,641	1,018	497,823	-	498,841

Stock compensation expense	-	-	2,254,898	-	2,254,898

Common stock issued for purchase of CircumSerum License	631,313	631	249,369	-	250,000

Common stock issued for cash	416,841	417	134,222	-	134,639

Common stock issued upon conversion of debt	83,103	83	51,375	-	51,458

Beneficial conversion feature	-	-	165,892	-	165,892

Common stock issued for acquisition	3,201,776	3,202	957,328		$960,530

Net loss for year ended December 31, 2013	-	-	-	(3,956,179)	(3,956,179)

Balance at December 31, 2013	21,548,456	21,549	6,531,110	(6,405,000)	147,658

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

			From
			October 31, 2008
			(Inception)
	For the Year Ended		Through
	December 31,		December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,956,179)	$(236,515)	$(6,546,239)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation	2,254,898		2,254,898
Common stock issued for services	498,840	-	508,228
Value of warrants granted to investment banker	-	-	1,904,865
Accretion of debt discount	16,215	-	16,215
Non-cash interest expense (including a discount on conversion of Apricus Bio convertible notes of $48,920)	-	-	91,897
Promissory note issued for services rendered	-	-	50,000
Research and development expense recognized upon purchase of SSAO inhibitor assets	-	-	20,000
Expenses paid on behalf of the Company by Apricus Bio	-	-	25,990
Amortization of Intangibles	18,608		18,608
Changes in operating assets and liabilities, net of acquisition amounts
Accounts receivable	(138,195)	-	(138,195)
Prepaid Expenses	(18,910)	-	(18,910)
Deposits	(43,119)	-	(43,119)
Inventory	2,590		2,590
Accounts payable	103,823	(85)	105,425
Accrued compensation	395,667	-	395,667
Interest payable	45,908	17,031	62,503
Deferred revenue	175,569	-	175,569
Related-party payable	-	(12,500)	-

Net Cash Used in Operating Activities	(644,286)	(232,069)	(1,114,009)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Semprae Inc, cash received	3,749	-	3,749
Purchase of Intangible Assets	(4,149)		(4,149)

Net Cash used in Investing Activities	(400)	-	(400)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of loans from officers	-	-	23,603
Repayment of loans from officers	-	-	(23,603)
Proceeds from notes payable	350,000	-	350,000
Proceeds from related-party settlement agreement	-	25,000	25,000
Proceeds from stock issued for cash	134,639	100,500	235,139
Proceeds from convertible debt	50,000	-	50,000
Proceeds from convertible debt – related party	518,475	100,000	881,143
Repayment of assumed debt related to acquistion of Semprae	(343,500)		(343,500)
Repayment of Dawson James Note	(50,000)	-	(50,000)

Net Cash Provided by Financing Activities	659,614	225,500	1,147,782

NET CHANGE IN CASH	14,928	(6,569)	33,373

CASH AT BEGINNING OF PERIOD	18,445	25,014	-

CASH AT END OF PERIOD	$33,374	$18,445	$33,374

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

See Note 8 for disclosure of non-cash financing activities

See accompanying notes to these condensed financial statements.

INNOVUS PHARMACEUTICALS, INC.

(Formerly North Horizon, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Innovus Pharmaceuticals, Inc., together with its subsidiaries (collectively referred to as “Innovus” or the “Company”) is an emerging pharmaceuticals company that delivers innovative and uniquely presented and packaged health solutions through its over-the-counter medicines and consumer and health products.  Innovus is located in La Jolla, California.  In its current state, the Company considers itself in a development stage but progressing into the commercial stage in the first quarter of 2014, based on the expected launch of two of its products for sexual dysfunction and arthritis pain relief in the US and other territories.

Corporate History

Reverse Merger between North Horizon and FasTrack

Innovus Pharma was incorporated as North Horizon, Inc. in 1959 as a Utah corporation and changed its domicile in 2007 to the State of Nevada. In December 2011, North Horizon merged with FasTrack Pharmaceuticals, Inc. North Horizon had no ongoing business at the time of the merger, and FasTrack had a pipeline of one commercial stage product, Apeaz, and one pre-clinical product candidate, Semicarbazide-sensitive amine oxidase/vascular adhesion protein-1, or SSAO/VAP-1, antagonist intended for psoriasis and arthritis. A reverse merger occurred for financial reporting purposes, and the Company changed its name to Innovus Pharmaceuticals, Inc.

Merger with Semprae Laboratories, Inc.

On December 24, 2013, Innovus Pharma entered into an agreement and plan of merger (the “Merger Agreement”) with Innovus Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Innovus Pharma (“Merger Sub”), Semprae Laboratories, Inc., a Delaware corporation (“Semprae”), certain stockholders of Semprae and Quaker Bioventures II, L.P., a principal stockholder of Semprae, pursuant to which, on the same date, Merger Sub merged into Semprae with Semprae continuing as the surviving corporation and a wholly-owned subsidiary of Innovus Pharma.

Proprietary Product and Technology Portfolios

The Company is an emerging pharmaceutical company engaged in the commercialization, licensing, and development of non-prescription pharmaceutical products and consumer care health products backed with strong scientific and clinical evidence. The Company’s products are focused in the men’s and women’s health and vitality, and in the pain management therapeutic categories.

Pharmaceutical and Consumer Care Products

Our pharmaceutical and consumer care product business is currently made up of over-the-counter (OTC) and consumer care health products. We are in the process of marketing our products in the US and other countries.

EjectDelay

EjectDelay™ is an OTC monograph compliant benzocaine based topical gel for treating premature ejaculation by desensitizing the nerves in the penis, allowing a man to delay ejaculation time.

Apeaz™

Apeaz™ is an OTC monograph compliant topical cream for the relief of arthritis pain among other inflammatory conditions which contains methylsulfonylmethane and glucosamine.

CIRCUMserum™

We acquired the foreign distribution rights to CIRCUMserum™, a non-medicated cream which moisturizes the head of the penis for enhanced feelings of sensation and greater sexual satisfaction from Centric Research Institute (“CRI”). CIRCUMserum is a patent-pending blend of essential oils and ingredients generally recognized as safe that recently commenced marketing in the United States.

Zestra® and Zestra® Glide

We acquired Zestra® and Zestra® Glide, through the acquisition of Semprae Laboratories, Inc. Zestra® is a non-medicated patented natural product that helps with sexual dysfunction in women by increasing nerve conduction and vascular smooth muscle dilation, resulting in increasing desire, arousal in women. Zestra® Glide is a clinically tested water based lubricant.

Xyralid™

Xyralid™ is an OTC monograph compliant lidocaine based spray in development for the relief of hemorrhoids pain among other inflammatory conditions.

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly-owned subsidiary: FasTrack Pharmaceuticals, Inc.  All material intercompany transactions and balances have been eliminated. Certain items have been reclassified to conform to the current presentation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Such management estimates include equity-based instruments, realizability of deferred tax assets, and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Liquidity

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments, primarily to related parties including directors and officers. Combined with minimal revenue, these funds have provided us with the resources to operate our business, to begin to sell and support our products, attract and retain key personnel, and add new products to our portfolio. To date, we have experienced net losses and negative cash flows from operations each year since our inception. Through December 31, 2013, we had an accumulated deficit of $6,405,000.

As of December 31, 2013, we had $33,374 in cash and cash equivalents. We have raised funds through the issuance of convertible debentures and sale of common stock. We have also utilized equity instruments where possible to pay for services from vendors and consultants. Furthermore, we have an arrangement with our Chief Executive Officer which provides for a line of credit to us in the amount of up to $1,000,000 through the earlier of our successful completion of a financing of $4 million, or July 1, 2016 and permits the deferral of his salary payments as described below. Based upon these factors and arrangements, we believe our cash and cash equivalents will be sufficient to fund our operations until at least December 31, 2014. We expect that our short-term operating expenses will be primarily expenses to sell and support our products and attract and retain key personnel.

Other potential sources of liquidity in the short term include payments from our existing partners for license fees, entering into new collaborative, licensing or commercial agreements in additional territories, and revenues from the sale of our products.

In addition to payments from our current licensing and commercial agreements, as well as funds from public and private financial markets, potential sources of liquidity in the long term include milestone, royalty and other payments from any future commercial agreements or licensees and revenues from sales of our own products. If we determine it is advisable to raise additional funds, we do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms.

Fair Value Measurement

The Company’s financial instruments are cash, accounts receivable, accounts payable, accrued liabilities, convertible debentures and a convertible debt instrument. The recorded values of cash, trade accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. We believe the recorded values of convertible debentures and convertible debt, net of the discount, approximate the fair value as the interest rate (stated or effective) approximates market rates for similar types of instruments.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of three months or less when purchased.

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. Cash held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) on such deposits.

Accounts receivable consist primarily amounts receivable from Ovation Pharma under our licensing agreement ( See note 4). The Company also requires a percentage of payment in advance for product orders with its larger partners. The Company has not yet recognized revenue under these arrangements. The Company also performs ongoing credit evaluations of its customers and generally does not require collateral.  There have been no write-offs of trade accounts receivable during the periods presented.

The following table identifies customers with accounts receivable that individually exceed 10% of the Company’s total accounts receivable at December 31, 2013:

Ovation Pharma	135,035	52%
Retail Customer A	37,963	15%

Concentration of Suppliers

The Company has manufacturing relationships with a number of vendors or manufacturers for its products including: CIRCUMserum™, EjectDelay™, Zestra® and the ApeazTM line of products.  Pursuant to these relationships, the Company purchases product through purchase orders with its manufacturers. The Company is in the process of entering into more formal agreements with certain of these manufacturers.

Business Combinations

For business combinations the Company utilizes the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. These standards require that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies. Acquisition costs are expensed as incurred.

The Company recognizes separately from goodwill the fair value of assets acquired and the liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the acquisition date fair values of the assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company's estimates are subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may retroactively record adjustments to the fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's consolidated statements of operations.

Inventory

Inventory, consisting primarily of finished goods, is valued at the lower of cost or market where cost is determined using the first-in, first-out method. The inventory balance at 2013 is primarily comprised of finished goods for Zestra® and Zestra® Glide from the acquisition of Semprae (See Note 3) . Inventory is shown net of obsolescence and allowance for reducing the inventory cost to market. Obsolescence of inventory is determined based on shelf life or potential product replacement.

Property and Equipment

Property and equipment are recorded at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over their estimated useful lives. The initial cost of property and equipment consists of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.

Intangible Assets

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from 7 to 14 years. The useful life of the intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit's carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significant!y i!npact those judgments in the future and require an adjustment to the recorded balances. The goodwill was recorded as part of the acquisition commenced on December 24, 2013. There was no impairment of goodwill for the year ended December 31, 2013.

The purchase price allocation was based upon an analysis of the fair value of the assets and liabilities acquired from Semprae. The final purchase price may be adjusted up to one year from the date of the acquisition. Identifying the fair value of the tangible and intangible assets and liabilities acquired required the use of estimates by management, and were based upon currently available data, as noted below.

•	The fair value of current assets and liabilities approximated their book value.

The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets and expanding market share.

Intangible assets consist of the following at December 31, 2013:

		Accumulated		Useful Lives
	Amount	Amortization	Net Amount	(years)
Patents and trademarks	$264,320	$(722)	$263,598	7 - 14
Customer contracts	611,119	(1,150)	609,969	10
CIRCUMserum™ license	250,000	(16,736)	233,264	10
Outstanding at December 31, 2013	1,125,439	(18,608)	1,106,831

Expected amortization is approximately $112,000 for each of the next five years, and $556,000 thereafter.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value.

Beneficial Conversion Features and Debt Discounts

If a conversion feature of conventional convertible debt is not accounted for separately as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. The Company amortizes the discount to interest expense over the life of the debt using the effective interest rate method. The Company’s 8% convertible debentures and convertible line of credit contain an embedded conversion feature of the notes. (See Note 5)

Income Taxes

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

Revenue Recognition and Deferred Revenue

The Company generates revenues from product sales and the licensing of the rights to market and commercialize its products.

Product Sales. The Company ships product to its customers pursuant to purchase agreements or orders. Revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer and (6) the amount of future returns can be reasonably estimated.

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

Sales Allowances

The Company accrues for product returns, volume rebates and promotional discounts in the same period the related sale is recognized.

The Company’s product returns accrual is primarily based on estimates of future product returns over the period customers have a right of return, which is in turn based in part on estimates of the remaining shelf-life of products when sold to customers. Future product returns are estimated primarily based on historical sales and return rates. The Company estimates its volume rebates and promotional discounts accrual based on its estimates of the level of inventory of its products in the distribution channel that remain subject to these discounts. The estimate of the level of products in the distribution channel is based primarily on data provided by the Company’s customers.

In all cases, judgment is required in estimating these reserves, and actual claims for rebates, returns and promotional discounts could be materially different from the estimates.

The Company provides a customer satisfaction warranty on all of its products to customers for a specified amount of time after product delivery. Estimated return costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

The estimated reserve for sales returns and allowances, which is included in accounts payable and accrued liabilities, was insignificant at December 31, 2013 and December 31, 2012.

Cost of Goods Sold

Cost of goods sold includes the cost of inventory, royalties and inventory reserves. The Company is required to make royalty payments based upon the net sales of its marketed products, Zestra® and CIRCUMserum ™.

Research and Development Costs

Research and development (“R&D”) costs, including research performed under contract by third parties, are expensed as incurred. Major components of R&D expenses consist of testing, clinical trials, material purchases and regulatory affairs.

Stock-based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the years ended December 31, 2013 and 2012 have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures, are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock-based compensation expense are recorded.

Except for transactions with employees and directors that are within the scope of ASC 718, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Equity Instruments Issued to Non-Employees for Services

Issuances of the Company’s common stock for services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants is determined at the earlier of (a) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) (b) the date at which performance is complete, and is based upon the quoted market price of the common stock at the date of issuance (See Note 7).

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity (deficit) that, under U.S. GAAP, are excluded from net loss. Comprehensive loss was the same as net loss for the year ended December 31, 2013 and 2012 as the Company has no other comprehensive income.

Earnings per Share

Basic earnings per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the year ended December 31, 2013 and 2012, basic earnings per share are the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive.

The following reconciliation shows the anti-dilutive shares excluded from the calculation of basic and diluted loss per common share attributable to the Company for the year ended December 31, 2013 and 2012:

	As of December 31
	2013	2012
Gross number of shares excluded:
Restricted stock units	6,300,000	-
Stock options	21,000
Convertible notes payable	2,378,287	2,853,360
Warrants	380,973	380,973
Total	9,080,260	3,234,333

New Accounting Pronouncements

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

NOTE 2 – LICENSE AGREEMENTS

CRI License Agreement

On April 19, 2013, the Company and CRI entered into an asset purchase agreement (the “CRI Asset Purchase Agreement”) pursuant to which the Company acquired:

•	all of CRI’s rights in past, present and future CIRCUMserum™ product formulations and presentations, and
•	an exclusive, perpetual license to commercialize CIRCUMserum™ products in all territories except for the United States.

CRI has retained commercialization rights for CIRCUMserum™ in the United States.

In consideration for such assets and license, the Company agreed to issue to CRI shares of the Company’s common stock valued at $250,000 within 10 days of the closing. The Company issued 631,313 shares to CRI in this regard. The Company will be required to issue to CRI shares of the Company’s common stock valued at an aggregate of $200,000 for milestones relating to additional clinical data received. The number of shares to be issued was or will be determined based on the average of the closing price for the 10 trading days immediately preceding the issue date. CRI will have certain “piggyback” registration rights with respect to the shares described above, which rights provide that, if the Company registers shares of its common stock under the Securities Act in connection with a public offering, CRI will have the right to include such shares in that registration, subject to certain exceptions. The Company recorded an asset totaling $250,000 related to the CRI Asset Purchase Agreement and will amortize this amount over its estimated useful life of 10 years. The Company has recorded amortization of $16,736 beginning in the fourth quarter of 2013 when we commenced usage. The Company has recorded net sales of CIRCUMserum™ of $630, which relate to Ex US sales from CRI’s website.

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

In connection with this transaction, the Company engaged a consultant to assist in the technology transfer and manufacturing of the product. In consideration of such services, the Company agreed to issue to the consultant shares of its common stock valued at an aggregate of $75,000 at various dates following the closing of the CRI transaction. In each case, the number of shares issuable is determined based on the average of the closing price of the Company’s common stock for the 10 trading days immediately preceding the issue date (see Note 7).

Ovation Pharma Agreements

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

On September 9, 2013 the Company entered into a second license and distribution agreement with Ovation under which it granted to Ovation an exclusive license to market and sell the Company’s topical premature ejaculation treatment, EjectDelay™, in Morocco. Ovation may pay the Company up to approximately $18.6 million allocated among a fixed upfront license fee and the achievement of regulatory and commercial milestones. In addition, Ovation has agreed to certain upfront minimum purchases of EjectDelay TM ™based upon an agreed upon transfer price and minimum yearly purchases.

The Company determined that the fixed upfront license fee payment was a separate deliverable under the EjectDelay™ license and distribution agreement and therefore recorded a receivable on its balance sheet. There were no additional obligations or deliverables associated with the license.  However, as of December 31, 2013, as Ovation had not yet received necessary government authorization to make the payment, the Company will recognize the license fee when received. Subsequent to December 31, 2013, the Company has received $25,000 toward the payment of this license fee.

NOTE 3- BUSINESS ACQUISITIONS

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

As consideration for the business, the shareholders of FasTrack were allocated 15,238,938 shares (portion of which are subject to rescission election discussed in Note 1) of the Company’s post-split common stock (representing 92% ownership of Innovus); the shareholders of North Horizon held 1,325,125 shares (representing 8% ownership of Innovus). Included in the FasTrack shares are the 135,888 shares issuable to Apricus Bio upon conversion of their note (see Note 6), which were issued in March of 2012. All shares were issued to the FasTrack shareholders in March of 2012, due to the time required to gather signatures of each shareholder. As part of the recapitalization transaction, the Company assumed a liability of approximately $60,000 due to an officer of North Horizon.

Purchase of Semprae Laboratories, Inc.

On December 24, 2013 (the “Closing Date”), the Company, through its wholly-owned subsidiary, Innovus Acquisition Corporation, obtained 100% of the outstanding shares of Semprae Laboratories, Inc. (“Semprae”), in exchange for the issuance of 3,201,776 shares of the Company’s Common Stock, which shares represented fifteen percent (15%) of the total issued and outstanding shares of the Company as of the close of business on the Closing Date, whereupon Innovus Acquisition Corporation was renamed Semprae Laboratories, Inc. Also, the Company agreed to pay $343,500 to the New Jersey Economic Development Authority (“NJEDA”) as settlement-in-full for an outstanding loan of approximately $640,000 owed by the former stockholder’s of Semprae, in full satisfaction of the obligation to the NJEDA. In addition, the Company agreed to pay the Acquiree an annual royalty (“Royalty”) equal to five percent (5%) of the net sales from Zestra® and Zestra® Glide and any second generation products derived primarily therefrom (“Target Products”) up until the time that a generic version of such Target Product is introduced worldwide by a third party.

The Company issued 3,201,776 shares of its Common Stock. The fair market value of the Company’s common stock as of the Closing Date was $0.30 per share, which results in a fair market value of $960,530 for the common stock issued to Semprae. The fair value of the shares of common stock issued were determined by quoted market prices that are considered to be Level 1 inputs under the fair value measurements and disclosure guidance.

The agreement to pay the annual Royalty resulted in the recognition of a contingent consideration. The fair value of the contingent consideration is based on preliminary cash flow projections and other assumptions. Based on the assumptions, the fair value of the Royalty was determined to be $308,273. The fair value of the royalty was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

The transaction has been accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed have been recorded at fair value, with the remaining purchase price recorded as goodwill. The fair values of acquired assets and liabilities are based on preliminary cash flow projections and other assumptions. The preliminary fair values of acquired intangible assets were determined using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

The agreement to pay the annual Royalty resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the Royalty was determined to be $308,273 at the date of acquisition. The fair value of the royalty was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 40% commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. The fair value of contingent consideration didn’t change between December 24, 2013 (acquisition date) and December 31, 2013.

As a result of the acquisition, the Company acquired all of Semprae’s assets and liabilities, including its two women’s products, which were added to the Company’s current portfolio of male sexual dysfunction products and other topical products. Semprae also maintains a number of international patents and trademarks on its two products.

The aggregate purchase price consideration was as follows:

Fair value of common stock issued to Semprae shareholders	$960,530
Fair value of royalty	308,273
Net purchase price consideration	$1,268,803

The assets acquired and liabilities assumed at the transaction date are preliminary purchase price allocations based on the fair value and are summarized below:

Cash and cash equivalents	$3,749
Accounts receivable	78,445
Inventory	180,441
Prepaid expenses	16,362
Property and equipment	78,973
Customer contracts	611,119
Patents	99,894
Trademarks	160,278
Goodwill	421,372
Accounts Payable	(38,330)
Debt	(343,500)

Net Purchase Price Consideration	$1,268,803

Common Stock	960,530
Fair Market Value of Royalty	308,273
$1,268,803

Supplemental Pro Forma Information for 2013 Acquisition (unaudited)

The following unaudited supplemental pro forma information for the years ended December 31, 2013 and 2012 assumes the contribution of Semprae had occurred as of January 1, 2012, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Semprae been operated as part of the Company since January 1, 2012 .

	For the year	For the year
	ended December	ended December
	31, 2013	31, 2012
Revenue	$760,847	$1,537,472
Net Loss (1)	(4,375,108)	(3,495,470)

Loss per common share -basic and diluted	$(0.25)	$(0.23)

Shares used in computing net loss per common share	17,329,899	15,201,373

(1)	The pro forma net loss includes adjustments for interest expense related to the assumption of debt, and amortization expense related to the intangible assets acquired.

Total revenue and net loss included in the consolidated statement of operations during the year ended December 31, 2013 for Semprae since the date of acquisition, is $6,010 and $6,331, respectively.

NOTE 4- NOTES PAYABLE

The following table summarizes the outstanding unsecured notes payable at December 31, 2013 and 2012:

	2013	2012
Dawson James Promissory Note	$-	$50,000
Lourmarin Corporation Note	350,000	-
January 2012 Debenture Holder- not amended (See Note 5)	20,000	-

Promissory Notes	370,000	50,000

Dawson James Promissory Note

On December 7, 2011 the Company entered into a promissory note with Dawson James Securities, Inc. (“DJS”) whereby, as compensation for consulting services rendered, the Company agreed to pay DJS a sum of $50,000. The principal was due December 6, 2012 and the note accrued interest at a rate of 8.0% per annum. The note was unsecured.

On January 28, 2013, the Company paid DJS $54,548, which represents the principal and accrued interest due on the note, discharging the note in full.

Lourmarin Corporation Note

 On December 23, 2013, the Company issued an 8% debenture to an unrelated third party accredited investor in the principal amount of $350,000 (the “Debenture”). The Debenture bears interest at the rate of 8% per annum. The principal amount and interest are payable on August 31, 2014. Dr. Bassam Damaj, the President and Chief Executive Officer of the Company, has personally guaranteed payment of the principal and interest under the Debenture in the case of any event of default by the Company.

NOTE 5 – CONVERTIBLE DEBENTURES – RELATED PARTIES

The following table summarizes the outstanding unsecured convertible deberntures issued to related parties at December 31, 2013 and 2012:

	2013	2012
January 2012 Debentures	$142,668	$162,668
January 2013 Debenture	70,000	-
Line of Credit- Convertible Debenture	448,475	-
Debt Discount, net of accretion	(149,678)

Convertible Debentures- related parties	661,143	162,668

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

The fifth holder of one of the January 2012 Debentures in the amount of $20,000 did not amend the debenture and it has been classified as a short term note payable as of December 31, 2013 (See Note 4).

The January 2012 Debentures contain a beneficial conversion feature of the notes. The intrinsic value of the beneficial conversion feature at the date of issuance was determined by measuring the difference between the conversion price and the intrinsic value of the stock at the commitment date. The Company recorded a debt discount for the intrinsic value of the beneficial conversion feature which was limited to the proceeds with an offsetting increase to paid-in-capital. The beneficial conversion of $40,889 has been included in the balance sheet at December 31, 2013 as a discount to the related debt security, and is being accreted as non-cash interest expense over the expected term of the loan using the effective interest method.

January 2013 Convertible Debenture

In January 2013, the Company issued a convertible debenture in the principal amount of $70,000 to a director of the Company (the “January 2013 Debenture”). The terms of the January 2013 Debenture are identical to those of the January 2012 Debentures.

On November 11, 2013, the holder of the outstanding January 2013 Debenture agreed to amend and restate the debenture to provide for automatic conversion into securities of the Company upon the earlier of either (a) the closing of the Financing and (b) July 1, 2016 .

The January 2013 Debenture contains a beneficial conversion feature related to the note. The intrinsic value of the beneficial conversion feature at the date of issuance was determined by measuring the difference between the conversion price and the intrinsic value of the stock at the commitment date. The Company recorded a debt discount for the intrinsic value of the beneficial conversion feature which was limited to the proceeds with an offsetting increase to paid-in-capital. The beneficial conversion of $18,651 has been included in the balance sheet at December 31, 2013 as a discount to the related debt security, and is being accreted as non-cash interest expense over the expected term of the loan using the effective interest method.

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

On March 18, 2013, the LOC Convertible Debenture was amended and restated. Under its amended and restated terms: (1) the Company could request to borrow up to $500,000; (2) amounts borrowed bore an annual interest rate of 8%; (3) the amounts borrowed plus accrued interest is payable in cash at the earlier of January 14, 2014 or when the Company completes a Financing; (4) the holder committed to advance funds (up to the maximum amount borrowable thereunder) to the Company upon its request if and to the extent the Company will have insufficient liquidity to meet any material payment obligations arising in the ordinary course of business as they come due; and (5) the holder’s funding commitment automatically terminated on the earlier of January 1, 2014 or when the Company completed a financing with minimum net proceeds of at least $500,000. In addition, the holder’s funding commitment increases by the gross amount of any cash salary, bonus or severance payments provided to the holder under his employment agreement with the Company. The holder’s salary has been accrued and not paid under the provision of such employment agreement stating that salary payments will be accrued and not paid for so long as payment of such salary would jeopardize the Company’s ability to continue as a going concern. Such balance was $448,475 at December 31, 2103.

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

On November 11, 2013, the Company and the holder of the LOC Convertible Debenture agreed to amend and restate its terms to provide that: (1) the debenture will automatically convert into securities of the Company upon the earlier of either (a) the closing of the Financing and (b) July 1, 2016 and (2) the holder’s funding commitment will automatically terminate on the earlier of either (a) when the Company completes a financing with minimum net proceeds of at least $4,000,000 and (b) July 1, 2016. The securities to be issued upon automatic conversion will be either the Company’s securities that are issued to the investors in the Financing or, if the Financing does not occur by July 1, 2016, shares of the Company’s common stock based on a conversion price of $0.312 per share. The debenture continues to bear interest at a rate of 8% per annum. The other material terms of the debenture were not changed.

During the year ended December 31, 2013, the Company borrowed $448,475 under the LOC Convertible Debenture. As of December 31, 2013, the Company owed a balance of $448,475 in principal amount under the LOC Convertible Debenture, and there was $551,525 remaining available to use. As discussed in Note 10, in February 2014 the outstanding amount under the LOC Convertible Debenture, plus the interest accrued, were converted to shares of stock and the availability was reset at $1.0 million.

The LOC Convertible Debenture contains a beneficial conversion feature of the note. The intrinsic value of the beneficial conversion feature at the date of issuance was determined by measuring the difference between the conversion price and the intrinsic value of the stock at the commitment date. The Company recorded a debt discount for the intrinsic value of the beneficial conversion feature which was limited to the proceeds with an offsetting increase to paid-in-capital. The beneficial conversion of $98,335 has been included in the balance sheet at December 31, 2013 as a discount to the related debt security, and is being accreted as non-cash interest expense over the expected term of the loan using the effective interest method.

The Company recorded a total of $157,875 in debt discount for the amended debentures and LOC, and accreted $8,197 of the debt discount as interest expense.

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

Interest Expense

The Company recognized total interest expense on the January 2012 Debentures, the January 2013 Debenture and the LOC Convertible Debenture including amortization of the discount, of $67,246 and $17,031for the year ended December 31, 2013 and 2012, respectively.

NOTE 6 –RELATED PARTY TRANSACTIONS

Apricus Biosciences

On October 4, 2012, the Company entered into a Settlement Agreement with Apricus Bio pursuant to which the Company sold to Apricus Bio its remaining fifty percent (50%) share of the future commercial right of PrevOnco, in exchange for the return of 135,888 shares of the Company’s common stock which Apricus Bio had acquired through the conversion of promissory notes issued by the Company and a one-time cash payment to the Company of $25,000.  In addition, the Company agreed to terminate its licensing right to the NexACT® technology and any claim to any PrevOnco backup compounds. There were no remaining transactions involving Apricus Biosciences at December 31, 2013 or 2012.

Other

On June 12, 2013, the Company entered into a subscription agreement for the sale of 416,841 shares of common stock at a purchase price of $0.3230 per share, which is the average closing price of the common stock over the 10-day trading period that ended on the day immediately prior to the date the Company entered into the subscription agreement. The Company received gross proceeds of approximately $134,640. The shares were issued to the Company’s President and Chief Executive Officer and his spouse (see Note 7).

The Company has several convertible debentures outstanding to related parties (see Note 5).

NOTE 7 – SHAREHOLDERS’ EQUITY

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

As of December 31, 2013, the Company has issued the 250,000 shares according to the original agreement, and an additional 200,000 shares related to the extension. All issued shares have been valued at the closing price of the Company’s common stock on the date of issuance. The Company recognized expense of $229,950 under the investor relations agreement during the year ended December 31, 2013.

On April 19, 2013, the Company issued 631,313 shares of common stock to CRI pursuant to the CRI Asset Purchase Agreement, which had a fair value of $250,000 (see Note 2).

In connection with this transaction, the Company engaged a consultant to assist in the technology transfer and manufacturing of the product. In consideration of such services, the Company agreed to issue to the consultant shares of its common stock valued at $75,000 at various dates following the closing of the CRI transaction. For the year ended December 31, 2013, the Company has issued 227,302 shares. The value of the shares issued for the year ended December 31, 2013 was $75,000.

On June 21, 2013, the Company issued an aggregate of 416,841 shares of common stock for proceeds of $134,639 to a related party.

On June 28, 2013, the Company entered into an agreement with a consultant to provide drug development pre-clinical consulting services for CIRCUMserum TM and EjectDelay™.  In consideration of such services, the Company agreed to issue the consultant shares of its common stock valued at $80,200.  The number of shares to be issued will be determined based on the average of the closing price of the Company’s common stock for the 10 trading days immediately preceding the issue date.

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

As of December 31, 2013, the Company has issued 236,547 shares according to the consulting agreement.  All issued shares have been valued at the closing price of the Company’s common stock on the date of issuance.  The aggregate value of the shares issued was $70,208, which corresponds to the service period of the consultant’s services.

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

In addition, the Company issued 103,792 shares of common stock to other consultants under consulting agreements for the year ended December 31, 2013.  The shares were issued under the Company’s 2013 Equity Incentive Plan.  All issued shares have been valued at the closing price of the Company’s common stock on the date of issuance. The aggregate value of the shares issued was $181,891 for the year ended December 31, 2013, which corresponds to the service period of the respective consultant’s services.

Equity Plan

The Company has issued share-based stock, stock unit and option awards to employees, non-executive directors and outside consultants under the Company’s 2013 Equity Incentive Plan (the “Incentive Plan”), which was approved by the Board in February of 2013.  The Incentive Plan allows for the issuance of 10,000,000 shares of the Company’s common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards.  The exercise price for all equity awards issued under the Incentive Plan is based on the fair market value of the common stock.  Currently, because the Company’s common stock is quoted on the OTC Bulletin Board, the fair market value of the common stock is equal to the last-sale price reported by the OTC Bulletin Board as of the date of determination, or if there were no sales on such date, on the last date preceding such date on which a sale was reported.  Generally, each vested stock unit entitles the recipient to receive one share of Company common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date.  Stock units can vest according to a schedule or immediately upon award.  Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards, and have a ten-year life.  Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based.

As of December 31, 2013, there were 6,300,000 stock units and 21,000 shares subject to options outstanding, the Company issued 567,641 shares as payments for services, and 3,100,109 shares were available for future grants under the Incentive Plan.

Stock-based Compensation

The stock-based compensation expense for the year ended December 31, 2013 was $2,254,898 for the issuance of stock units and stock options. The Company calculates the fair value of the stock units based upon the quoted market value of the common stock at the date of grant. The Company calculates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model.  For the year ended December 31, 2013 the following weighted average assumptions were utilized for the stock option granted during the period:

December 31, 2013
Expected life (in years)	6
Expected volatility	235.7%-240.6%
Average risk free interest rate	1.71%-2.10%
Dividend yield	0%

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

The following table summarizes the number of options outstanding and the weighted average exercise price:

			Weighted
			remaining
		Weighted average	contractual life	Aggregate
	Options	exercise price	(years)	intrinsic value
Outstanding at December 31, 2012	-	$-	-	$-
Granted	51,000	0.46	9.8	1,200
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited	(30,000)	-	-	-
Outstanding at December 31, 2013	21,000	$0.64	9.9	$-
Vested at December 31, 2013	21,000	$0.64	9.9	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common shares that were in the money at December 31, 2013. At December 31, 2013 and 2012, the aggregate intrinsic value of all outstanding options was $0.

The Company granted 51,000 options during the year ended December 31, 2013. The weighted average grant date fair value per share of options granted during the year ended December 31, 2013 was $0.46.

Stock Units

The following table summarizes the number of stock units outstanding:

Stock Units
Outstanding at December 31, 2012	-
Granted	7,050,000
Expired	-
Cancelled	(750,000)
Forfeited	-
Outstanding at December 31, 2013	6,300,000
Vested at December 31, 2013	4,083,333

  The vested stock units at December 31, 2013 have not settled and are not showing as issued and outstanding shares of the Company. Settlement of these vested stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of the Company, or (iii) 10 years from date of issuance. Settlement of vested stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the committee.

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

On February 15, 2013, the Company entered into a stock unit agreement with a consultant. Under the terms of the agreement, the Company issued 300,000 stock units, with one thirty-sixth of the units vesting on the 7th of each month beginning on March 7, 2013, subject to the consultant’s continued service to the Company as of the vesting date. At December 31, 2013, 83,333 shares have vested under this agreement.

The Company recognized compensation expense of $2,254,898 for the vested portion of the stock units for the year ended December 31, 2013.

Warrants

The Company issued 380,973 warrants in connection with the Dawson James notes. The warrants have an exercise price of $0.10 and expire December 6, 2018. There were no exercises or additional issuances during the years ended December 31, 2012 or 2013.

NOTE 8 – NON CASH FINANCING ACTIVITIES

Non-cash financing activities are summarized as follows:

Year ended December 31, 2013:

•	The Company issued of 631,313 shares of common stock (valued at $250,000) in connection with the CRI Asset Purchase Agreement, as described in Note 3.
•	The Company issued 83,103 shares of common stock upon conversion of a convertible note, as described in Note 7.
•	The Company issued 3,201,776 shares of common stock for the acquisition of Semprae as described in Note 3.

Year ended December 31, 2012:

•	$74,668 payable to a related party was converted into a convertible note, as described in Note 5.
•	The Company issued 135,888 shares of common stock related to the conversion of the Apricus Bio convertible promissory note that was originally issued in December 2011 and deemed contributed to capital in March 2012.
•	A convertible debenture in the principal amount of $12,000 plus accrued interest of $435 was converted into 16,580 shares of common stock, as described in Note 5.
•	Contingent liability in the amount of $28,926 was reclassified to equity due to expiration of the rescission rights, none of which were exercised.

NOTE 9 – INCOME TAXES

At December 31, 2013, the Company had net operating loss carry forwards of approximately $2,282,000 which may be offset against future taxable income through 2032. No net deferred tax assets are recorded at December 31, 2013 or 2012, as all deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of future utilization.

At December 31, 2013 and December 31, 2012, long term deferred tax assets consist of the following:

	2013	2012

Net operating loss carry-forwards	1,165,000	251,000
Equity based instruments	877,000	-
Deferred compensation	155,000	-
Intangibles	70,000	78,000
Warrants	745,000	760,000
Other	80,000	-
Less: Valuation allowance	(3,092,000)	(1,089,000)

Net deferred tax assets	-	-

Pursuant to Section 382 of the Internal Revenue Code of 1986, the annual utilization of a company's net operating loss carryforwards could be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. An ownership change occurs with respect to a corporation if it is a loss corporation on a testing date and, immediately after the close of the testing date, the percentage of stock of the corporation owned by one or more five-percent shareholders has increased by more than 50 percentage points over the lowest percentage of stock of such corporation owned by such shareholders at any time during the testing period. The Company does not believe such an ownership change occurred subsequent to the reverse merger transaction.

The Company has experienced an ownership change with regard to Semprae operating losses. Out of $19,482,000 of Federal and California NOLs, only $51,000 per year can be used going forward for a total of $1,032,000 each. The utilization of the Innovus net operating losses may be subject to various limitations under Internal Revenue Code 382.

A reconciliation of the statutory federal income tax rate for the year ended December 31, 2013 to the effective tax rate is as follows:

Expected federal tax	34.0%
State tax (net of federal benefit)	5.8
Other	(0.1)
Valuation allowance	(39.7)

Total	-%

The Company follows FASB ASC 740-10, Uncertainty in Income Taxes. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company does not have any unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2013 and 2012. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2013 and 2012. Since the Company incurred net operating losses in every tax year since inception, all of its income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

NOTE 10-SUBSEQUENT EVENTS

January 12, 2012 Debenture Conversions

On February 19, 2014, we agreed with all of the five holders of our outstanding 8% convertible debentures issued on January 12, 2012 and amended on January 23, 2013 and November 11, 2013 (“January 2012 Debentures”), to convert such debentures into shares of our common stock at a conversion price of $0.40 per share, and to terminate the January 2012 Debentures upon conversion. Immediately prior to conversion, the January 2012 Debentures had an aggregate principal and interest amount of $190,013, which was converted into 475,033 shares of our common stock and terminated.

January 15, 2013 Debenture Conversion

On February 19, 2014, we agreed with the holder of an 8% convertible debenture issued on January 15, 2013 (“January 2013 Debenture”) to convert such debenture on the same terms described above for the January 2012 Debentures. The principal and interest amount owed under the January 2013 Debenture immediately prior to conversion was $76,122, which was converted into 190,304 shares of our common stock and terminated.

January 15, 2013 Line Of Credit Debenture Conversion

On February 19, 2014, we agreed with the holder of an 8% convertible debenture line of credit (“LOC Debenture”) issued on January 15, 2013 to convert the current principal and interest owed under the LOC Debenture as of such date into shares of our common stock at a conversion price of $0.40 per share. The principal and interest amount owed under the LOC Debenture immediately prior to conversion was $476,165, which was converted into 1,190,411 shares of our common stock. The LOC Debenture will continue to exist outstanding in accordance with its terms and we may currently borrow up to $1 million under it.

Securities Purchase Agreement

On February 13, 2014, we entered into a Securities Purchase Agreement (the “SPA”) with an unrelated third party accredited investor pursuant to which we issued a convertible debenture in the aggregate principal amount of $330,000 (issued at an original issue discount of 10.0%) (the “SPA Debenture”) and a warrant to purchase 250,000 shares of our common stock (the “SPA Warrant”).

The SPA Debenture is for the principal amount of $330,000, bears interest at the rate of 10% per annum and the principal amount and interest are payable on March 13, 2015 (the “Repayment Date”). The effective interest rate will be calculated considering the original issue discount and the warrants.

The SPA Debenture may be converted in whole or in part at any time prior to the Repayment Date by the holder at a conversion price of $0.40 per share, subject to adjustment. We have the option to redeem the SPA Debenture before its maturity by payment in cash of 125% of the then outstanding principal amount plus accrued interest and other amounts due.

The SPA Warrant provides the holder with the right to acquire up to 250,000 shares of common stock at an exercise price of $.50 per share, subject to certain adjustments as described in the SPA Warrant, at any time through the fifth anniversary of its issuance date.

