Form 10-Q
period 2014-03-31
INNOVUS PHARMACEUTICALS, INC.
filed 2014-05-14
CIK 1411879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended March 31, 2014.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act.

For the transition period from ___ to ____.

Commission File Number: 000-52991

INNOVUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0814124
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9171 Towne Centre Drive, Suite 440, San Diego CA	92122
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐               No ☒

Outstanding Shares

As of May 12, 2014, the registrant had 23,815,499 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INNOVUS PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	March 31,	December 31,
	2014	2013

CURRENT ASSETS

Cash	$114,323	$33,374
Accounts receivable	210,869	216,641
Prepaid Expenses	33,317	56,472
Inventory	208,166	177,851

Total Current Assets	566,675	484,338

OTHER ASSETS

Property & Equipment	57,770	78,973
Deposits	21,919	21,919
Goodwill	421,372	421,372
Intangible assets, net	1,097,494	1,106,831

TOTAL ASSETS	$2,165,230	$2,113,433

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$245,653	$143,756
Accrued compensation	554,614	395,667
Deferred revenue	150,281	175,569
Accrued interest payable (current portion)	14,986	3,224
Notes payable, net of debt discount of $269,799 in 2014 and $0 in 2013	435,201	370,000

Total Current Liabilities	1,400,735	1,088,216

NON-CURRENT LIABILITIES

Accrued interest payable (non-current portion)	12,134	57,820
Convertible debentures - related parties (non-current portion),
net of debt discount of $149,678	-	511,465
Contingent Consideration	308,273	308,273

Total Non-Current Liabilities	320,407	877,558

TOTAL LIABILITIES	1,721,142	1,965,774

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock: 150,000,000 shares authorized,
at $0.001 par value, 23,695,499 and 21,548,456
shares issued and outstanding, respectively	23,696	21,549
Additional paid-in capital	8,264,806	6,531,110
Accumulated deficit	(7,844,414)	(6,405,000)

Total Stockholders' Equity	444,088	147,659

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,165,230	$2,113,433

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

REVENUES	166,088	-

COST OF GOODS SOLD	55,851	-

GROSS PROFIT	110,237	-

OPERATING EXPENSES

Research and development	55,567	-
General and administrative	1,285,590	331,816

Total Operating Expenses	1,341,157	331,816

LOSS FROM OPERATIONS	(1,230,920)	(331,816)

INTEREST EXPENSE	(208,494)	(5,533)

NET LOSS	$(1,439,414)	$(337,349)

BASIC LOSS AND DILUTED
LOSS PER SHARE	$(0.06)	$(0.02)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING- BASIC AND DILUTED	22,540,119	16,425,560

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,439,414)	$(337,349)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	21,203	-
Stock compensation	564,226	-
Common stock and stock units issued for services	153,754	89,701
Debt discount write-off in connection with conversion of notes payable	143,612	-
Accretion of debt discount	41,832	-
Amortization Expense	9,337	-
Changes in operating assets and liabilities, net of acquisition amounts
Accounts receivable	5,772	-
Prepaid Expenses	23,155	-
Inventory	(30,315)	-
Accounts payable and accrued expenses	101,897	57,014
Accrued compensation	158,947	69,863
Interest payable	22,978	985
Deferred revenue	(25,288)	-

Net Cash Used in Operating Activities	(248,304)	(119,786)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (Repayment) from notes payable, net	300,000	(50,000)
Proceeds from notes payable - related party	25,000	-
Proceeds from convertible debt - related party	4,253	264,100

Net Cash Provided by Financing Activities	329,253	214,100

NET CHANGE IN CASH	80,949	94,314

CASH AT BEGINNING OF PERIOD	33,374	18,445

CASH AT END OF PERIOD	$114,323	$112,759

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Common stock of 1,855,747 shares issued for conversion of convertible debt	742,300

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS OF THE COMPANY

Innovus Pharmaceuticals, Inc., together with its subsidiaries (collectively referred to as “Innovus” or the “Company”) is an emerging pharmaceuticals company that delivers safe and effective non-prescription medicine and consumer care products to improve men’s and women’s health and vitality.

The Company has four products that are currently being marketed: EjectDelay TM, an OTC monograph-compliant benzocaine-based topical gel for treating premature ejaculation, CIRCUMserum TM, a non-medicated cream to alleviate reduced penile sensitivity (ex-US), Zestra® , a non-medicated patented natural product that has been clinically proven to increase desire, arousal in women, and Zestra® Glide, a clinically tested water-based lubricant. Innovus is located in San Diego, California.

NOTE 2 – LIQUIDITY

The Company’s operations have been financed primarily through advances from officers and directors and related parties, to a lesser extent from outside capital, and most recently from revenues generated from the launch of our products. These funds have provided us with the resources to operate our business, to sell and support our products, attract and retain key personnel, and add new products to our portfolio. To date, we have experienced net losses and negative cash flows from operations each year since our inception. As of March 31, 2014, we had an accumulated deficit of $7,844,414.

We have raised funds through the issuance of convertible debentures and sale of common stock. We have also issued equity instruments where possible to pay for services from vendors and consultants. We have entered into a Convertible Debenture Line of Credit (“LOC Debenture”) with our President and Chief Executive Officer which provides for a line of credit to us in the amount of up to $1 million through the earlier of our successful completion of a financing of $4 million, or July 2016. On February 13, 2014, we entered into a Securities Purchase Agreement with an unrelated third party accredited investor pursuant to which we issued a convertible debenture in the aggregate principal amount of $330,000 (issued at an original issue discount of 10%) which bears interest at the rate of 10% per annum, (“February 2014 Convertible Debenture”) and a warrant to purchase 250,000 shares of our common stock (See Note 5). On February 19, 2014, we agreed with the holders of the debentures we issued in January 2012 and January 2013 and the holder of the LOC Debenture, to convert the current principal amount outstanding thereunder, and accrued interest into shares of our common stock. Upon the conversion, the debentures were terminated with the exception of the LOC Debenture which remains outstanding and under which we may currently borrow up to $1 million (See Note 6).

As of March 31, 2014, we had $114,323 in cash and cash equivalents, and $1 million available for use under the LOC Debenture. The Company expects that its existing capital resources, revenues from sales of our products, along with the $1 million in funds currently available for use under the LOC Debenture will be sufficient to allow the Company to continue its operations, commence the product development process, and launch selected products through March 31, 2015.  However, the Company’s actual needs will depend on numerous factors, including timing of introducing its products to the marketplace, its ability to attract ex-US distributors for its products, its ability to in-license or develop new product candidates and its ability to finalize merger and acquisition activities. As a result the Company business may be materially harmed, its stock price may be adversely affected and its ability to raise capital may be impaired.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

 These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries: FasTrack Pharmaceuticals, Inc. and Semprae Laboratories, Inc. ( “Semprae”). All material intercompany transactions and balances have been eliminated.  These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the period ended March 31, 2014, are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2014 or for any future period. Certain items have been reclassified to conform to the current presentation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Such management estimates include equity-based instruments, revenue recognition, sales adjustments, and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Completion of Development Stage

During the year ended December 31, 2013, the Company considered itself a development stage company as defined by the Financial Accounting Standards Board (“FASB”). During the three months ended March 31, 2014, the Company realized $166,088 in revenue from the sale of its products, and the Company has expanded its product offering. Since revenues have commenced in late 2013, and as a result, as of January 1, 2014 the Company is no longer a development stage company.

Fair Value Measurement

The Company’s financial instruments are cash, accounts receivable, accounts payable, accrued liabilities, and convertible debentures. The recorded values of cash, trade accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. We believe the recorded values of convertible debentures and convertible debt, net of the discount, approximate the fair value as the interest rate (stated or effective) approximates market rates for similar types of instruments.

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

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. Cash held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) on such deposits. Accounts receivable consist primarily of amounts receivable from Ovation Pharma under our licensing agreement (See Note 7) and from sales of Zestra®. The Company also requires a percentage of payment in advance for product orders with its larger partners. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

As of March 31, 2014 and December 31, 2013, the Company had $210,869 and $216,641, respectively, in accounts receivable. Accounts receivable are presented net of estimated returns and allowances.

The following table identifies customers with accounts receivable that individually exceed 10% of the Company’s total accounts receivable at March 31, 2014:

Ovation Pharma	$110,070	52%
Walmart	$65,438	31%

Concentration of Suppliers

The Company has manufacturing relationships with a number of vendors or manufacturers for its products including: CIRCUMserumTM, EjectDelayTM, and the Zestra ® line of products.  Pursuant to these relationships, the Company purchases product through purchase orders with its manufacturers. The Company is in the process of entering into more formal agreements with certain of these manufacturers.

Inventory

Inventory, consisting primarily of finished goods, is valued at the lower of cost or market where cost is determined using the first-in, first-out method. The inventory balance at March 31, 2014 is primarily comprised of finished goods for Zestra® and Zestra® Glide from the acquisition of Semprae. Inventory is shown net of obsolescence and allowance for reducing the inventory cost to market. Obsolescence of inventory is determined based on shelf life or potential product replacement.

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

		Accumulated		Useful Lives
	Amount	Amortization	Net Amount	(years)

Patents and trademarks	$264,321	$(408)	$263,913	7 - 14
Customer contracts	611,119	(17,052)	594,067	10
CIRCUMserum™ license	250,000	(10,486)	239,514	10
Outstanding at March 31, 2014	$1,125,440	$(27,946)	$1,097,494

Expected amortization is approximately $109,000 for each of the next five years, and $553,000 thereafter.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicates an impairment may have occurred, by comparing its reporting unit's carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The goodwill was recorded as part of the acquisition that occurred on December 24, 2013. There was no impairment of goodwill for the three months ended March 31, 2014 or the year ended December 31, 2013.

The purchase price allocation was based upon an analysis of the fair value of the assets and liabilities acquired from Semprae. The final purchase price may be adjusted up to one year from the date of the acquisition. Identifying the fair value of the tangible and intangible assets and liabilities acquired required the use of estimates by management, and were based upon currently available data, as noted below (See Note 8).

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

Financial Instruments

If a conversion feature of conventional convertible debt is not accounted for separately as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. The Company amortizes the discount to interest expense over the life of the debt using the effective interest rate method. The Company’s February 2014 Convertible Debenture, contains a BCF (See Note 6). The Company’s January 2012 and January 2013 Debentures, and LOC Debenture, which contained an embedded conversion feature, were converted on February 19, 2014 (See Note 6).

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

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition.  Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Product Sales. The Company ships product to its customers pursuant to purchase agreements or orders. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer and (6) the amount of future returns can be reasonably estimated.

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

In all cases, judgment is required in estimating these reserves. Actual claims for rebates and returns and promotional discounts could be materially different from the estimates.

The Company provides a customer satisfaction warranty on all of its products to customers for a specified amount of time after product delivery. Estimated return costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

The estimated reserve for sales returns and allowances, which is included in accounts receivable, was $21,250 at March 31, 2014 and $25,566 at December 31, 2013.

Cost of Goods Sold

 Cost of goods sold includes the cost of inventory, royalties and inventory reserves. The Company is required to make royalty payments based upon the net sales of its marketed products, Zestra® and CIRCUMserum TM.

Research and Development Costs

Research and development (“R&D”) costs, including research performed under contract by third parties, are expensed as incurred. Major components of R&D expenses consist of testing, clinical trials, material purchases and regulatory affairs.

Stock-based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the three months ended March 31, 2014 and 2013, respectively, have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures, are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock-based compensation expense are recorded.

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

Equity Instruments Issued to Non-Employees for Services

Issuances of the Company’s common stock for services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants is determined at the earlier of (a) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) (b) the date at which performance is complete, and is based upon the quoted market price of the common stock at the date of issuance (See Note 10).

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity (deficit) that, under U.S. GAAP, are excluded from net loss. Comprehensive loss was the same as net loss for the three months ended March 31, 2014 and 2013, respectively, as the Company has no other comprehensive income.

Earnings per Share

Basic earnings per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three months ended March 31, 2014 and 2013, respectively, basic earnings per share are the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive.

The following reconciliation shows the anti-dilutive shares excluded from the calculation of basic and diluted loss per common share attributable to the Company as of March 31, 2014 and 2013:

	As of March 31
	2014	2013
Gross number of shares excluded:
Restricted stock units	7,793,523	6,300,000
Stock Options	31,500	-
Convertible notes payable	825,000	8,811,002
Warrants	630,973	380,973
Total	9,280,996	15,491,975

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”). This standard requires reporting, in one place, information about reclassifications out of AOCI by component. An entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount is reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other currently required disclosures that provide additional detail about those amounts. The information required by this standard must be presented in one place, either parenthetically on the face of the financial statements by income statement line item or in a note. The adoption of ASU 2013-02 had no impact on the Company’s financial position or results of operations.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

CEO Promissory Note

On January 29, 2014, the Company issued an 8% note in the amount of $25,000, to the Company’s President and Chief Executive Officer. The principal amount and interest are payable on January 22, 2015.

The Company had several convertible debentures, along with the LOC Debenture, outstanding to related parties, which were converted to common stock (See Note 6). As of March 31, 2014, the LOC Debenture remains unused and outstanding.

Accrued Compensation-Related Party

Accrued compensation includes accruals for employee wages and vacation pay. The components of accrued compensation are as follows:

	March 31,	December 31,
	2014	2013

Wages	$488,439	$352,398
Vacation	66,175	43,269
Total accrued compensation	$554,614	$395,667

Accrued employee wages relate primarily to wages owed to the Company’s Chief Executive Officer and President. Under the terms of his employment agreement, wages are to be accrued but no payment made for so long as payment of such salary would jeopardize the Company’s ability to continue as a going concern (See Note 6).

NOTE 5 – NOTES PAYABLE

The following table summarizes the outstanding unsecured notes payable for the three months ended March 31, 2014 and year ended December 31, 2013:

	March 31,	December 31,
	2014	2013
December 2013 Debenture	$350,000	$350,000
February 2014 Convertible Debenture	330,000	-
January 2013 Debenture-non related party	-	20,000
CEO Promissory Note	25,000	-
Total	705,000	370,000
Less: Debt discount, net of accretion	(269,799)	-
	$435,201	$370,000

December 2013 Debenture

 On December 23, 2013, the Company issued an 8% debenture to an unrelated third party accredited investor in the principal amount of $350,000 (the “December 2013 Debenture”). The December 2013 Debenture bears interest at the rate of 8% per annum. The principal amount and interest are payable on August 31, 2014. Dr. Bassam Damaj, the President and Chief Executive Officer of the Company, has personally guaranteed payment of the principal and interest under the December 2013 Debenture in the case of any event of default by the Company.

February 2014 Convertible Debenture

On February 13, 2014, we entered into a Securities Purchase Agreement with an unrelated third party accredited investor pursuant to which we issued a convertible debenture in the aggregate principal amount of $330,000 (issued at an original issue discount of 10%)(the “February 2014 Convertible Debenture”) and a warrant to purchase 250,000 shares of our common stock (“Warrant Agreement”).

The February 2014 Convertible Debenture bears interest at the rate of 10% per annum and the principal amount and interest are payable on March 13, 2015. The effective interest rate will be calculated considering the original issue discount, the beneficial conversion feature and warrants. It may be converted in whole or in part at any time prior to March 13, 2015, by the holder at a conversion price of $0.40 per share, subject to adjustment. The Company has the option to redeem the February 2014 Convertible Debenture before its maturity by payment in cash of 125% of the then outstanding principal amount plus accrued interest and other amounts due.

The February 2014 Convertible Debenture was issued with an original issue discount of $30,000. The original issue discount has been included in the balance sheet as a discount to the related debt security and is being accreted as non-cash interest expense over the expected term of the loan.

The Warrant Agreement provides the holder with the right to acquire up to 250,000 shares of common stock at an exercise price of $0.50 per share, subject to certain adjustments as described in the warrant, at any time through the fifth anniversary of its issuance date. The allocated relative fair value of the warrant of $96,533 has been included in the balance sheet as a discount to the related debt security and is being accreted as non-cash interest expense over the expected term of the loan.

The February 2014 Convertible Debenture contains a beneficial conversion feature related to the notes. The intrinsic value of the beneficial conversion feature at the date of issuance was determined by measuring the difference between the accounting conversion price and the intrinsic value of the stock at the commitment date. The Company recorded a debt discount for the intrinsic value of the beneficial conversion feature which was limited to the proceeds with an offsetting increase to paid-in-capital. The beneficial conversion of $179,032 along with the original issue discount of $30,000, has been included in the balance sheet at March 31, 2014 as a discount to the related debt security, and is being accreted as non-cash interest expense over the expected term of the loan using the effective interest method.

Interest Expense

The Company recognized interest expense on the December 2013 Debenture and the February 2014 Convertible Debenture, including amortization of debt discount of $50,181 and $0 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 6 – CONVERTIBLE DEBENTURES – RELATED PARTIES

The following table summarizes the outstanding convertible debentures- related parties for the year ended December 31, 2013. All of these debentures were converted in 2014 and were no longer outstanding at March 31, 2014.

December 31,
2013
January 2012 Debentures	$142,668
January 2013 Debentures	70,000
Line of Credit-Convertible Debentures	448,475
Debt Discount, net of accretion	(149,678)
$511,465

January 2012 Debentures

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

During 2012, $12,000 (plus accrued interest of $435) of the January 2012 Debentures were converted into 16,580 shares of common stock, leaving an aggregate principal balance of $162,668 at December 31, 2012.

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

The fifth holder of the January 2012 Debentures in the amount of $20,000 did not amend the debenture and it was classified as a short term note payable as of December 31, 2013 (See Note 5).

The January 2012 Debentures contain a beneficial conversion feature of $40,889 which has been included in the balance sheet at December 31, 2013 as a discount to the related debt security, and is being accreted as non-cash interest expense over the expected term of the loan using the effective interest method.

On February 19, 2014, the Company agreed with all of the five holders the January 2012 Debentures, to convert such debentures into shares of our common stock at a conversion price of $0.40 per share, and to terminate the January 2012 Debentures upon conversion. Immediately prior to conversion, the January 2012 Debentures had an aggregate principal and interest amount of $190,013, which was converted into 475,032 shares of our common stock and terminated. The remaining discount of $37,195 related to the beneficial conversion feature was recorded as interest expense.

January 2013 Debenture

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

The January 2013 Debenture contains a beneficial conversion feature of $18,651 which was included in the balance sheet at December 31, 2013 as a discount to the related debt security, and was accreted as non-cash interest expense over the expected term of the loan using the effective interest method.

On February 19, 2014, we agreed with the holder of the January 2013 Debenture to convert such debenture on the same terms described above for the January 2012 Debentures. The principal and interest amount owed under the January 2013 Debenture immediately prior to conversion was $76,122, which was converted into 190,304 shares of our common stock and terminated. The remaining discount of $16,965 related to the beneficial conversion feature was recorded as interest expense.

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

During 2013 the LOC Convertible Debenture was further amended to: (1) increase the maximum principal amount borrowable to $1 million; and (2) change the holder’s funding commitment to automatically terminate on the earlier of either (a) when the Company completes a financing with minimum net proceeds of at least $4 million and (b) July 1, 2016. The securities to be issued upon automatic conversion will be either the Company’s securities that are issued to the investors in the Financing or, if the Financing does not occur by July 1, 2016, shares of the Company’s common stock based on a conversion price of $0.312 per share. The debenture continues to bear interest at a rate of 8% per annum. The other material terms of the debenture were not changed.

During the three months ended March 31, 2014 and year ended December 31, 2013, the Company borrowed $0 and $448,475, respectively under the LOC Convertible Debenture. As of March 31, 2014, the Company owed a balance of $0 in principal amount under the LOC Convertible Debenture, and there was $1 million remaining available to use.

The LOC Convertible Debenture contains a beneficial conversion feature of $98,335 which was included in the balance sheet at December 31, 2013 as a discount to the related debt security, will be accreted as non-cash interest expense over the expected term of the loan using the effective interest method.

On February 19, 2014, we agreed with the holder of the LOC Convertible Debenture to convert the current principal and interest owed as of such date into shares of our common stock at a conversion price of $0.40 per share. The principal and interest amount owed under the LOC Convertible Debenture immediately prior to conversion was $476,165, which was converted into 1,190,411 shares of our common stock. The LOC Convertible Debenture remains outstanding in accordance with its terms and as of March 31, 2014 we could borrow up to $1 million under it. The debt discount of $89,452 related to the beneficial conversion feature for the converted portion was recorded as interest expense.

Interest Expense

The Company recognized interest expense on the January 2012 Debentures, the January 2013 Debenture and the LOC Convertible Debenture including amortization of the discount, of $152,176 and $5,533 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 7 – LICENSE AGREEMENTS

CRI License Agreement

On April 19, 2013, the Company and CRI entered into an asset purchase agreement (the “CRI Asset Purchase Agreement”) pursuant to which the Company acquired:

•	all of CRI’s rights in past, present and future CIRCUMserum TM product formulations and presentations, and

•	an exclusive, perpetual license to commercialize CIRCUMserum TM products in all territories except for the United States.

CRI has retained commercialization rights for CIRCUMserum TM in the United States.

In consideration for such assets and license, the Company agreed to issue to CRI shares of the Company’s common stock valued at $250,000 within 10 days of the closing. The Company issued 631,313 shares to CRI in this regard. The Company will be required to issue to CRI shares of the Company’s common stock valued at an aggregate of $200,000 for milestones relating to additional clinical data received. The number of shares to be issued was or will be determined based on the average of the closing price for the 10 trading days immediately preceding the issue date. CRI will have certain “piggyback” registration rights with respect to the shares described above, which rights provide that, if the Company registers shares of its common stock under the Securities Act in connection with a public offering, CRI will have the right to include such shares in that registration, subject to certain exceptions. The Company recorded an asset totaling $250,000 related to the CRI Asset Purchase Agreement and will amortize this amount over its estimated useful life of 10 years. The Company recorded amortization of $16,736 beginning in the fourth quarter of 2013 when we commenced usage. The accumulated amortization at March 31, 2014 is $10,486. The Company has recorded net sales of CIRCUMserum TM of $77 and $0 for the three months ended March 31, 2014 and 2013, respectively, which relate to Ex US sales.

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

Ovation Pharma Agreements

On September 9, 2013, the Company entered into a license and distribution agreement with Ovation Pharma SARL (“Ovation”) under which it granted to Ovation an exclusive license to market and sell the Company’s topical treatment for reduced penile sensitivity, CIRCUMserum TM, in Morocco. Ovation may pay the Company up to approximately $11.3 million upon achievement of commercial milestones. In addition, Ovation has agreed to certain upfront minimum purchases of CIRCUMserum TM based upon an agreed upon transfer price and yearly minimum purchases.

On September 9, 2013 the Company entered into a second license and distribution agreement with Ovation under which it granted to Ovation an exclusive license to market and sell the Company’s topical premature ejaculation treatment, EjectDelay TM, in Morocco. Ovation may pay the Company up to approximately $18.6 million allocated among a fixed upfront license fee and the achievement of regulatory and commercial milestones. In addition, Ovation has agreed to certain upfront minimum purchases of EjectDelay TM based upon an agreed upon transfer price and minimum yearly purchases.

The Company determined that the fixed upfront license fee payment was a separate deliverable under the EjectDelay TM license and distribution agreement and therefore recorded a receivable on its balance sheet. There were no additional obligations or deliverables associated with the license.  However, as of December 31, 2013, as Ovation had not yet received necessary government authorization to make the payment, the Company will recognize the license fee when received. In February 2014, authorization was received and the Company received partial payment of this license fee.

In January of 2014, the Company received the first purchase order from Ovation, and a partial payment for the product. The remainder of the payment for the product will be received when the product is shipped. The Company has recorded deferred revenue related to the product order, and will recognize upon shipment of the product.

NOTE 8- BUSINESS ACQUISITIONS

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

The agreement to pay the annual Royalty resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the Royalty was determined to be $308,273 at the date of acquisition. The fair value of the Royalty was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 40% commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. There was no change in the fair value of the contingent consideration between December 24, 2013 (acquisition date) and March 31, 2014.

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
$1,268,803

Supplemental Pro Forma Information for 2013 Acquisition (unaudited)

The following unaudited supplemental pro forma information for the three months ended March 31, 2013 assumes the contribution of Semprae had occurred as of January 1, 2013, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Semprae been operated as part of the Company since January 1, 2013.

	Three Months Ended March 31, 2013
	As Reported	Pro Forma (unaudited)
Revenue	$-	$233,156
Net Loss (1)	$(337,349)	$(897,103)

Loss per common share - basic and diluted	$(0.02)	$(0.05)

Shares used in computed net loss per common share:	16,425,560	19,627,336

(1)	The pro forma net loss includes adjustments for interest expense related to the assumption of debt, and amortization expense related to the intangible assets acquired.

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

During the three months ended March 31, 2014 and, 2013, the Company issued 100,000 shares, and 150,000 shares, respectively according to the agreements. All issued shares have been valued at the closing price of the Company’s common stock on the date of issuance. The Company recognized expense of $44,000 and $85,950 under the investor relations agreement during the three months ended March 31, 2014 and 2013, respectively.

On June 28, 2013, the Company entered into an agreement with a consultant to provide drug development pre-clinical consulting services for CIRCUMserum TM and EjectDelay TM.  In consideration of such services, the Company agreed to issue the consultant shares of its common stock. As of March 31, 2014, the studies have completed and the consulting services have terminated. During the three months ended March 31, 2014 the Company issued 126,296 shares which were valued at the closing price of the Company’s common stock on the date of issuance.  The aggregate value of the shares issued was $55,521, which corresponds to the service period of the consultant’s services.

The Company issued an additional 65,000 shares of common stock to other consultants under consulting agreements for the three months ended March 31, 2014.  The shares were issued under the Company’s 2013 Equity Incentive Plan.  All issued shares have been valued at the closing price of the Company’s common stock on the date of issuance. The aggregate value of the shares issued was $29,900 for the three months ended March 31, 2014.

Equity Plan

The Company has issued share-based stock, stock unit and option awards to employees, non-executive directors and outside consultants under the Company’s 2013 Equity Incentive Plan (the “Incentive Plan”), which was approved by the Company’s Board of Directors in February of 2013.  The Incentive Plan allows for the issuance of 10,000,000 shares of the Company’s common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards.  The exercise price for all equity awards issued under the Incentive Plan is based on the fair market value of the common stock.  Currently, because the Company’s common stock is quoted on the OTC Bulletin Board, the fair market value of the common stock is equal to the last-sale price reported by the OTC Bulletin Board as of the date of determination, or if there were no sales on such date, on the last date preceding such date on which a sale was reported.  Generally, each vested stock unit entitles the recipient to receive one share of Company common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date.  Stock units can vest according to a schedule or immediately upon award.  Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards, and have a ten-year life.  Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based.

As of March 31, 2014, there were 7,793,523 stock units and 31,500 shares subject to options outstanding, the Company issued 758,937 shares as payments for services, and 1,416,040 shares were available for future grants under the Incentive Plan.

Stock-based Compensation

The stock-based compensation expense for the three months ended March 31, 2014 was $564,226 for the issuance of stock units and stock options. The Company calculates the fair value of the stock units based upon the quoted market value of the common stock at the date of grant. The Company calculates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model.  For the three months ended March 31, 2014, the following weighted average assumptions were utilized for the stock option granted during the period:

March 31, 2014
Expected life (in years)	6.0
Expected volatility	236.78%
Average risk free interest rate	2.02%
Dividend yield	0%

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

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value

Outstanding at December 31 ,2013	21,000	$0.64	9.9	$-
Granted	10,500	0.40	10.0	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2014	31,500	0.56	9.8	$210
Vested at March 31, 2014	31,500	$0.56	9.8	$210

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common shares that were in the money at March 31, 2014. At March 31, 2014 and December 31, 2013, the aggregate intrinsic value of all outstanding options was $210.

The Company granted 10,500 and 51,000 options during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively. The weighted average grant date fair value per share of options granted during the three months ended March 31, 2014 and the year ended December 31, 2013 was $0.40 and $0.46, respectively.

Stock Units

The following table summarizes the number of stock units outstanding:

Restricted Stock Units
Outstanding at December 31, 2013	6,311,250
Granted	1,482,273
Expired	-
Cancelled	-
Forfeited	-
Outstanding at March 31, 2014	7,793,523
Vested at March 31, 2014	2,108,329

  The vested stock units at March 31, 2014 have not settled and are not showing as issued and outstanding shares of the Company. Settlement of these vested stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of the Company, or (iii) 10 years from date of issuance. Settlement of vested stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the committee.

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

On February 15, 2013, the Company entered into a stock unit agreement with a consultant. Under the terms of the agreement, the Company issued 300,000 stock units, with one thirty-sixth of the units vesting on the 7 th day of each month beginning on March 7, 2013, subject to the consultant’s continued service to the Company as of the vesting date. At March 31, 2014, 108,329 shares have vested under this agreement. There were 25,000 stock units which vested during the three months ended March 31, 2014 and the Company recognized expense of $12,333 which corresponds to the service period.

In connection with the appointment of Ms. Dillen as Executive Vice President, Chief Financial Officer, we entered into an employment letter with her on February 6, 2014. Under the terms of the employment letter, Ms. Dillen received 600,000 stock units. 300,000 of the units will vest after 6 months of employment, while the remaining 300,000 will vest in eight equal quarterly installments until August 6, 2016, subject to her continued service to the Company as of the vesting date. Ms. Dillen is also eligible to receive a grant of 100,000 stock units when our shares of common stock are listed on Nasdaq, all subject to Ms. Dillen’s continued employment.

During the three months ended March 31, 2014 the Company issued 30,000 stock units to its Board of Directors, and recognized $12,000 of expense related to the stock units.

On February 6, 2014 the Company issued 852,273 stock units to the President and CEO in lieu of cash for the annual bonus.

The Company recognized compensation expense of $564,226 and $3,750 for the vested portion of the stock units related to employees for the three months ended March 31, 2014 and March 31, 2013, respectively.

Warrants

On December 7, 2011 the Company entered into a promissory note with Dawson James Securities, Inc. (“DJS”) whereby, as compensation for consulting services rendered, the Company agreed to pay DJS a sum of $50,000 at a rate of 8.0% per annum. On January 28, 2013, the Company paid DJS $54,548, which represents the principal and accrued interest due on the note, discharging the note in full. The Company issued 380,973 warrants in connection with the Dawson James notes. The warrants have an exercise price of $0.10 and expire December 6, 2018.

The Company issued 250,000 warrants in connection with the February 2014 Convertible Debentures. The warrants have an exercise price of $0.50 and expire February 13, 2019 (See Note 5).

NOTE 10– SUBSEQUENT EVENTS

None.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Innovus Pharmaceuticals, Inc., together with its subsidiaries are collectively referred to as “Innovus”, the “Company”, “we”, or “our”. The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014, as amended, as well as the consolidated financial statements and related notes contained therein.

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be beyond our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under “Item 1A. Risk Factors” of Part II of this report and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission, or the SEC. Except as required by applicable law, we do not intend to update any of the forward-looking statement to conform these statements to actual results.

Overview

We are an emerging pharmaceutical company engaged in the commercialization, licensing, and development of non-prescription pharmaceutical and consumer health products. We deliver innovative and uniquely presented and packaged health solutions through our over-the-counter, (“OTC”) medicines and consumer and health products, which we market directly or through commercial partners to primary care physicians, urologists, gynecologists and therapists, and directly to consumers through on-line channels, retailers and wholesalers. Our business model leverages our ability to acquire and in-license commercial products that are supported by scientific, and or clinical evidence, place them through our existing supply chain, retail and on-line channels to tap new markets and drive demand for such products and to establish physician relationships.

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

The execution of our strategy is underway, and we have generated revenue from some of our products most notably from Zestra®, Zestra® Glide and EjectDelay TM.

Sales and Marketing Strategy

Our sales and marketing strategy is based on (a) working with direct commercial channel partners in the US and Canada and also directly marketing the products ourselves to physicians, urologists, gynecologists and therapists and to other healthcare providers and (b) working with exclusive commercial partners outside of the US and Canada. We market and distribute our products in the US and Canada through retailers, wholesalers and online channels. We intend to start to promote our products directly to physicians, urologists, gynecologists and therapists and to other healthcare providers in 2014. Our strategy outside the US and Canada is to partner with companies who can effectively market and sell our products in their countries through their direct marketing and sales teams. The strategy of using our partners to commercialize our products is designed to limit our expenses and fix our cost structure, enabling us to increase our reach while minimizing the incremental spending impact on the Company.

Results of Operations for the Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

	Three Months Ended March 31

	2014	2013

License Fee revenue	$25,000	$-
Product sales revenue	141,088
Total revenue	166,088	-

Cost of goods sold	55,851	-

Gross Profit (loss)	110,237	-

Operating expenses
Research & development	55,567	-
General and administrative	1,285,590	331,816
Total operating expenses	1,341,157	331,816

Operating loss	(1,230,920)	(331,816)

Other income (expenses)
Interest expense	(208,494)	(5,533)

Net income (loss) applicable to common shareholders	(1,439,414)	(337,349)
Weighted average number of common shares outstanding	22,540,119	16,425,560
Basic and diluted income (loss) per common share	$(0.06)	$(0.02)

Revenue: For the three months ended March 31, 2014 and 2013, the Company recognized $166,088, and no revenues, respectively. Revenues consisted primarily of product sales for Zestra®, Zestra® Glide, CIRCUMserum TM and Eject Delay TM (See Note 7). As of March 31, 2014, the Company has a backlog of $100,000 in product sales, that have been ordered but have not shipped.

The Company recognized revenue for the first quarter of 2014 of $166,088 due to the launch of its products EjectDelay TM and the acquisition of Zestra® and Zestra® Glide.

Research & Development: Research and development expenses are mainly related to the development and post marketing studies supporting CIRCUMserum TM and EjectDelay TM sales and marketing efforts, which began in 2013.

General and administrative: General and administrative expenses consist primarily of non-cash stock compensation expense and consulting expense related to common stock, stock units and stock options granted to consultants, employees and officers of the Company. Additionally, our general and administrative expenses include marketing expenses related to the launch of our products, professional fees, investor relations, insurance premiums, public reporting costs and general corporate expenses.

General and administrative expenses for the three months ended March 31, 2014 were $1,285,590, compared to $331,816 for the three months ended March 31, 2013. Expenses included primarily $ 721,665 of non-cash stock compensation expense and consulting expense related to common stock, stock units and stock options granted to consultants, employees and officers of the Company, and the investor relations firm. The remaining operating expenses of $563,925 included primarily payroll, consulting, legal, and marketing expenses. The increase in expenses is related to the acquisition of Semprae Laboratories, Inc. and the Company’s launch of its products in the US and other territories.

Interest expense: Interest expense primarily includes interest related to the Company’s notes. For the three months ended March 31, 2014, interest expense was $208,494 which was comprised primarily of non-cash interest expense of $143,612 related to the remaining discount that was recognized upon conversion of the January 2012 and 2013 Debentures and the LOC Debentures, and $35,766 related to the accretion of the debt discount for the February 2014 Convertible Debenture.

Liquidity and Capital Resources

The Company’s operations have been financed primarily through advances from officers and directors and related parties, to a lesser extent from outside capital, and most recently from revenues generated from the launch of our products. These funds have provided us with the resources to operate our business, to sell and support our products, attract and retain key personnel, and add new products to our portfolio. To date, we have experienced net losses and negative cash flows from operations each year since our inception. As of March 31, 2014, we had an accumulated deficit of $7,844,414.

We have raised funds through the issuance of convertible debentures and sale of common stock. We have also issued equity instruments where possible to pay for services from vendors and consultants. We have entered into a Convertible Debenture Line of Credit (“LOC Debenture”) with our President and Chief Executive Officer which provides for a line of credit to us in the amount of up to $1 million through the earlier of our successful completion of a financing of $4 million. On February 19, 2014, we agreed with the holders of the debentures we issued in January 2012 and January 2013 and the holder of the LOC Debenture, to convert the current principal amount outstanding thereunder, and accrued interest into shares of our common stock. Upon the conversion, the debentures were terminated with the exception of the LOC Debenture which remains outstanding and under which we may currently borrow up to $1 million. (See Note 6). On February 13, 2014, we entered into a Securities Purchase Agreement with an unrelated third party accredited investor pursuant to which we issued a convertible debenture in the aggregate principal amount of $330,000 (issued at an original issue discount of 10%) which bears interest at the rate of 10% per annum, (“February 2014 Convertible Debenture”) and a warrant to purchase 250,000 shares of our common stock. (See Note 5)

As of March 31, 2014, we had $114,323 in cash and cash equivalents, and $1 million available for use under the LOC Debenture. The Company expects that its existing capital resources, revenues from sales of our products, along with the $1 million in funds currently available for use under the LOC Debenture will be sufficient to allow the Company to continue its operations, commence the product development process, and launch selected products through March 31, 2015.  However, the Company’s actual needs will depend on numerous factors, including timing of introducing its products to the marketplace, its ability to attract ex-US distributors for its products, its ability to in-license or develop new product candidates and its ability to finalize merger and acquisition activities. As a result the Company business may be materially harmed, its stock price may be adversely affected and its ability to raise capital may be impaired.

At March 31, 2014, cash used in operating activities was $248,304, consisting primarily of the net loss for the period of $1,439,414, non-cash stock compensation expense of $564,226, common stock and stock units issued for services of $153,754, and $158,947 related to accrued compensation. Additionally, working capital changes consisted of cash increases related to a $101,897 increase in accounts payable and accrued expenses, a cash increase of $22,978 related to interest payable and offset by a decrease of $25,288 related to the recognition of deferred revenue of sales of EjectDelay TM.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Standards

Refer to Note 3, in “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of new accounting standards.

Off- Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including its President and Chief Executive Officer, and Executive Vice President, Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Based on the foregoing, the President and Chief Executive Officer, and Executive Vice President, Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014 as a result of the material weakness in internal controls over financial reporting due to the fact that during a significant portion of 2013, the Company had only one employee who was responsible for all matters surrounding accounting and business transactions and the Company lacked a segregation of duties in its accounting function. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Although the Company has taken several steps to help remediate the material weakness, including the hiring of additional accounting and finance personnel, the establishment of segregation of duties and the implementation of purchasing and approval controls, this material weakness was ongoing at March 31, 2014.

Notwithstanding this material weakness, management concluded that the financial statements included in this quarterly report fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Change in Internal Control over Financial Reporting. Except for the remedial measures to correct the material weakness discussed above, no change in the internal controls over financial reporting occurred during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company may be a party to legal proceedings. The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 28, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2014, the Company extended its investor relations agreement with a third party and agreed to issue an additional 300,000 shares of its common stock in exchange for investor relations’ services.

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

 None.

ITEM 6.	EXHIBITS

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innovus Pharmaceuticals, Inc.
(Registrant)

Dated: May 14, 2014	/s/ Bassam Damaj
Bassam Damaj, President and Chief
Executive Officer
/s/ Lynnette Dillen
Dated: May 14, 2014
Lynnette Dillen, Executive Vice President and Chief
Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Form of Amended and Restated 8% Convertible Debenture Conversion Letter Agreement, dated February 19, 2014 (incorporated by reference to Exhibit 10.2(e) to the Registrant’s Form 10-K, filed on March 28, 2014 (SEC File No. 000-52991-14725951)).

10.2	Amendment to Second Amended and Restated 8% Convertible Debenture~~,~~ by and between the Company and Dr. Bassam Damaj, dated February 19, 2014 (incorporated by reference to Exhibit 10.11(e) to the Registrant’s Form 10-K, filed on March 28, 2014 (SEC File No. 000-52991-14725951)).

10.3

Amended and Restated 8% Convertible Debenture, Conversion Letter Agreement with Dr. Henry Esber, Ph.D., dated February 19, 2014 (incorporated by reference to Exhibit 10.16(b) to the Registrant’s Form 10-K, filed on March 28, 2014 (SEC File No. 000-52991-14725951)).

10.4

Offer Letter, dated February 6, 2014, between Innovus Pharmaceuticals, Inc. and Lynnette Dillen (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K, filed on March 28, 2014 (SEC File No. 000-52991-14725951)).

10.5(a)

Securities Purchase Agreement, dated February 13, 2014 between Innovus Pharmaceuticals, Inc. and the investor party thereto (incorporated by reference to Exhibit 10.19(a) to the Registrant’s Form 10-K, filed on March 28, 2014 (SEC File No. 000-52991-14725951)).

10.6(b)

Original Issue Discount 10.0% Convertible Debenture issued on February 13, 2014 (incorporated by reference to Exhibit 10.19(b) to the Registrant’s Form 10-K, filed on March 28, 2014 (SEC File No. 000-52991-14725951)).

10.7(c)	Common Stock Purchase Warrant, dated February 13, 2014 (incorporated by reference to Exhibit 10.19(c) to the Registrant’s Form 10-K, filed on March 28, 2014 (SEC File No. 000-52991-14725951)).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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

