Form 10-Q
period 2014-06-30
INNOVUS PHARMACEUTICALS, INC.
filed 2014-08-14
CIK 1411879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period ended June 30, 2014.

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (§220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

Outstanding Shares

As of August 11, 2014, the registrant had 23,965,499 shares of common stock outstanding.

-i-

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INNOVUS PHARMACEUTICALS, INC.
 Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2014	2013
CURRENT ASSETS
Cash	$44,627	$33,374
Accounts receivable	153,134	216,641
Prepaid expenses	37,105	56,472
Inventory	200,804	177,851

Total Current Assets	435,670	484,338

OTHER ASSETS

Property & equipment, net	49,615	78,973
Deposits	21,919	21,919
Goodwill	421,372	421,372
Intangible assets, net	1,062,788	1,106,831

TOTAL ASSETS	$1,991,364	$2,113,433

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$248,427	$143,756
Accrued compensation	665,333	395,667
Deferred revenue	150,220	175,569
Accrued interest payable (current portion)	32,724	3,224
Debentures- related parties	242,125	-
Notes payable, net of debt discount of $199,045 in 2014 and $0 in 2013	480,955	370,000

Total Current Liabilities	1,819,784	1,088,216

NON-CURRENT LIABILITIES
Accrued interest payable (non-current portion)	-	57,820
Convertible debentures - related parties (non-current portion), net of debt discount of $149,678	-	511,465
Contingent consideration	308,273	308,273

Total Non-Current Liabilities	308,273	877,558

TOTAL LIABILITIES	2,128,057	1,965,774

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY

Common stock: 150,000,000 shares authorized, at $0.001 par value, 23,915,499 and 21,548,456 shares issued and outstanding, respectively	23,916	21,549
Additional paid-in capital	8,769,420	6,531,110
Accumulated deficit	(8,930,029)	(6,405,000)

Total Stockholders' (Deficit) Equity	(136,693)	147,659

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,991,364	$2,113,433

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
 Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Licensing revenues	$-	$-	$25,000	$-
Product sales	113,784	396	254,872	396
REVENUES	113,784	396	279,872	396

COST OF GOODS SOLD	50,546	117	106,397	117

GROSS PROFIT	63,238	279	173,475	279

OPERATING EXPENSES

Research and development	54,128	-	109,695	-
General and administrative	1,006,382	2,106,975	2,291,972	2,438,791

Total Operating Expenses	1,060,510	2,106,975	2,401,667	2,438,791

LOSS FROM OPERATIONS	(997,272)	(2,106,696)	(2,228,192)	(2,438,512)

INTEREST EXPENSE	(88,343)	(10,525)	(296,837)	(16,058)

NET LOSS	$(1,085,615)	$(2,117,221)	$(2,525,029)	$(2,454,570)

BASIC LOSS AND DILUTED LOSS PER SHARE	$(0.05)	$(0.12)	$(0.11)	$(0.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	23,807,965	16,973,163	23,191,829	16,614,686

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
 Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,525,029)	$(2,454,570)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	29,358	-
Stock-based compensation	926,164	1,682,510
Common stock, stock units, and stock options issued for services	285,142	195,991
Debt discount	256,198	1,009
Amortization of intangibles	44,044	-
Changes in operating assets and liabilities, net of acquisition amounts
Accounts receivable	63,507	(280)
Prepaid expenses	(1,833)	(2,939)
Deposits	21,200	(3,200)
Inventory	(22,953)	-
Accounts payable and accrueds	104,670	92,697
Accrued compensation	269,666	173,676
Interest payable	40,090	10,500
Deferred revenue	(25,349)	-

Net Cash Used in Operating Activities	(535,125)	(304,606)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (Repayment) from notes payable, net	300,000	(50,000)
Proceeds from stock issued for cash	-	134,640
Proceeds from debentures - related party	125,000	-
Proceeds from convertible debt - related party	121,378	339,100

Net Cash Provided by Financing Activities	546,378	423,740

NET CHANGE IN CASH	11,253	119,134

CASH AT BEGINNING OF PERIOD	33,374	18,445

CASH AT END OF PERIOD	$44,627	$137,579

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Common stock of 1,855,747 shares issued for conversion of convertible debt	$742,300
Common stock of 631,313 shares issued with the CRI Asset Purchase agreement		$250,000

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS OF THE COMPANY

   Innovus Pharmaceuticals, Inc., together with its subsidiaries (collectively referred to as “Innovus” or the “Company”) is a San Diego, California based commercial-stage pharmaceutical company that delivers safe and effective non-prescription medicine and consumer care products to improve men’s and women’s health and vitality.

 The Company has four products that are currently being marketed: Zestra®, a non-medicated patented consumer care product that has been clinically proven to increase desire, arousal, and satisfaction in women, EjectDelayTM , an OTC monograph-compliant benzocaine-based topical gel for treating premature ejaculation, Sensum+TM  (formally called CIRCUMserumTM,) a non-medicated consumer care cream to increase penile sensitivity (ex-US), and Zestra Glide®, a clinically tested high viscosity water-based lubricant.

NOTE 2 – LIQUIDITY

     The Company’s operations have been financed primarily through advances from officers, directors and related parties, and to a lesser extent from outside capital and from revenues generated from the recent launch of our products.  These funds have provided us with the resources to operate our business, to sell and support our products, attract and retain key personnel, and add new products to our portfolio.  To date, we have experienced net losses and negative cash flows from operations each year since our inception.  As of June 30, 2014, we had an accumulated deficit of $8,930,029.

 We have raised funds through the issuance of debt and the sale of common stock. For the six months ended June 30, 2014 the Company raised $546,378 in funds which include $300,000 from the issuance of a convertible debenture to an unrelated third party in February 2014, $125,000 in proceeds from the issuance of additional non-convertible debt instruments to related parties, as well as $121,378 in proceeds from borrowings under a Convertible Debenture Line of Credit (“LOC Convertible Debenture”) that the Company entered into with our President and Chief Executive Officer.  The LOC Convertible Debenture provides for a line of credit to us in the amount of up to $1 million through the earlier of our successful completion of a financing of $4 million, or July 2016. Subsequent to the end of the quarter ended June 30, 2014, on July 22, 2014, the parties amended the LOC Convertible Debenture to increase the principal amount that may be borrowed thereunder from up to $1 million to up to $1,500,000 (See Note 10).  On February 13, 2014, we entered into a Securities Purchase Agreement with an unrelated third party accredited investor pursuant to which we issued a convertible debenture in the aggregate principal amount of $330,000 (issued at an original issue discount of 10%) which bears interest at the rate of 10% per annum, (“February 2014 Convertible Debenture”) and a warrant to purchase 250,000 shares of our common stock (See Note 5). On February 19, 2014, we agreed with the holders of the debentures we previously issued in January 2012 and January 2013 and the holder of the LOC Convertible Debenture, to convert the current principal amount outstanding thereunder, and accrued interest into shares of our common stock. Upon the conversion, the debentures were terminated with the exception of the LOC Convertible Debenture which remains outstanding and under which we may currently borrow up to $1.3 million (See Notes 6 and 10).  We have also issued equity instruments where possible to pay for services from vendors and consultants.

 As of June 30, 2014, we had $44,627 in cash and cash equivalents, and $0.9 million that increased to $1.3 million, subsequent to June 30, 2014, in cash available for use under the LOC Convertible Debenture. The Company expects that its existing capital resources, revenues from sales of our products, along with the $1.3 million in funds currently available for use under the LOC Convertible Debenture will be sufficient to allow the Company to continue its operations, commence the product development process, and launch selected products through July 1, 2015.  However, the Company’s actual needs will depend on numerous factors, including timing of introducing its products to the marketplace, its ability to attract ex-US distributors for its products, its ability to in-license or develop new product candidates and its ability to finalize merger and acquisition activities.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

    These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries: FasTrack Pharmaceuticals, Inc. and Semprae Laboratories, Inc. (“Semprae”). All material intercompany transactions and balances have been eliminated.  These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the period ended June 30, 2014, are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2014 or for any future period. Certain items have been reclassified to conform to the current presentation.

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

Fair Value Measurement

    The Company’s financial instruments are cash, accounts receivable, accounts payable, accrued liabilities, and debt. The recorded values of cash, trade accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The Company believes the recorded values of convertible debentures and convertible debt, net of the discount, approximate the fair value as the interest rate (stated or effective) approximates market rates for similar types of instruments.

    The Company follows a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving significant unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

●	Level 1 measurements are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
●	Level 2 measurements are inputs other than quoted prices included in Level 1 that are observable either directly or indirectly.
●	Level 3 measurements are unobservable inputs.

Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of three months or less when purchased.

Concentration of Credit Risk and Major Customers

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. Cash held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) on such deposits. Accounts receivable consist primarily of amounts receivable from Ovation Pharma under the Company's licensing agreement (See Note 7) and from sales of Zestra®. The Company also requires a percentage of payment in advance for product orders with its larger partners. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

    As of June 30, 2014 and December 31, 2013, the Company had $153,134 and $216,641, respectively, in accounts receivable. Accounts receivable are presented net of estimated returns and allowances.

    The following table identifies customers with accounts receivable that individually exceed 10% of the Company’s total accounts receivable at June 30, 2014:

Ovation Pharma	$110,000	72%
Walmart	$24,304	16%

    Subsequent to June 30, 2014, on August 11, 2014, the Company received $25,000 from Ovation Pharma.

Concentration of Suppliers

    The Company has manufacturing relationships with a number of vendors or manufacturers for its products including: Sensum+TM, EjectDelayTM, and the Zestra® line of products.  Pursuant to these relationships, the Company purchases product through purchase orders with its manufacturers. The Company is in the process of entering into more formal agreements with certain of these manufacturers.

Inventory

    Inventory, consisting primarily of finished goods, is valued at the lower of cost or market where cost is determined using the first-in, first-out method. The inventory balance at June 30, 2014 is primarily comprised of finished goods for Zestra®, Zestra Glide®, and EjectDelayTM. Inventory is shown net of obsolescence and allowance for reducing the inventory cost to market. Obsolescence of inventory is determined based on shelf life or potential product replacement.

Property and Equipment

    Property and equipment are recorded at historical cost less accumulated depreciation.  Depreciation is computed using the straight-line method over their estimated useful lives ranging from 3 to 5 years. The initial cost of property and equipment consists of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.

Intangible Assets

    Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from 7 to 14 years. The useful life of the intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.

		Accumulated		Useful Lives
	Amount	Amortization	Net Amount	(years)

Patents and trademarks	$264,321	$(599)	$263,722	7 - 14
Customer contracts	611,119	(43,303)	567,816	10
Sensum+™ (formally called CIRCUMserum™) license	250,000	(18,750)	231,250	10
Outstanding at June 30, 2014	$1,125,440	$(62,652)	$1,062,788

    Expected amortization as of June 30, 2014 is approximately $109,060 for each of the next five years, and $517,492 thereafter.

Goodwill

    The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicates an impairment may have occurred, by comparing its reporting unit's carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The goodwill was recorded as part of the acquisition of Semprae that occurred on December 24, 2013. There was no impairment of goodwill for the three and six months ended June 30, 2014 or the year ended December 31, 2013.

    The Semprae purchase price allocation was based upon an analysis of the fair value of the assets and liabilities acquired from Semprae. The final purchase price may be adjusted up to one year from the date of the acquisition. Identifying the fair value of the tangible and intangible assets and liabilities acquired required the use of estimates by management, and were based upon currently available data, as noted below (See Note 8).

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

Financial Instruments

    If a conversion feature of conventional convertible debt is not accounted for separately as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. The Company amortizes the discount to interest expense over the life of the debt using the effective interest rate method. The Company’s February 2014 Convertible Debenture, contains a BCF (See Note 5). The Company’s January 2012 and January 2013 Debentures, and LOC Convertible Debenture, which contained an embedded conversion feature, were converted on February 19, 2014 (See Note 6).

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

    The estimated reserve for sales returns and allowances, which is included in accounts receivable, was $20,605 at June 30, 2014 and $25,566 at December 31, 2013.

Cost of Goods Sold

    Cost of goods sold includes the cost of inventory, royalties and inventory reserves. The Company is required to make royalty payments based upon the net sales of two of its marketed products, Zestra® and Sensum+TM.

Research and Development Costs

    Research and development (“R&D”) costs, including research performed under contract by third parties, are expensed as incurred. Major components of R&D expenses consist of testing, post marketing clinical trials, material purchases and regulatory affairs.

Stock-based Compensation

    The Company accounts for stock-based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the three and six months ended June 30, 2014 and 2013, respectively, have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures, are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock-based compensation expense are recorded.

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

Equity Instruments Issued to Non-Employees for Services

    Issuances of the Company’s equity for services are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants is determined at the earlier of (a) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (b) the date at which performance is complete, and is based upon the quoted market price of the common stock at the date of issuance (See Note 9).

Comprehensive Loss

    Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity (deficit) that, under U.S. GAAP, are excluded from net loss. Comprehensive loss was the same as net loss for the three and six months ended June 30, 2014 and 2013, respectively, as the Company has no other comprehensive income.

Earnings per Share

    Basic earnings per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the six months ended June 30, 2014 and 2013, respectively, basic earnings per share are the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive due to losses of $2,525,029 and $2,454,570, respectively.

    The following reconciliation shows the anti-dilutive shares excluded from the calculation of basic and diluted loss per common share attributable to the Company as of June 30, 2014 and 2013:

	As of June 30
	2014	2013
Gross number of shares excluded:
Restricted stock units	7,937,791	7,050,000
Stock Options	62,000	30,000
Convertible notes payable	825,000	8,903,813
Warrants	630,973	380,973
Total	9,455,764	16,364,786

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

    In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This update states a core principle in that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve the core principle, an entity should apply the following steps: 1) identify the contract(s) with the customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligation in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation.   The amendments in the update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.

     In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities.  This update removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thus removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  This includes eliminating the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it has been in the development stage.  Also, the update included a clarification that Topic 275, Risks and Uncertainties is applicable to entities that have not commenced planned principal operations and removed paragraph 810-10-15-16 that stated that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if the entity demonstrated certain criteria and its governing documents allow additional equity investments.  The update relating to the elimination of disclosure requirements for a development stage entity is effective retrospectively for annual reporting periods beginning after December 15, 2014 and interim periods therein.  The update relating to Topic 275 is effective prospectively for annual reporting periods beginning after December 15, 2014 and interim periods therein.  The update relating to eliminating paragraph 810-10-15-16 is effective retrospectively for annual reporting periods beginning after December 15, 2015 and interim periods therein.  Early application is permitted.  The adoption of the update has been applied to these financial statements and had no impact on the Company's financial position or results of operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

CEO Promissory Note

    On January 29, 2014, the Company issued an 8% note in the amount of $25,000, to the Company’s President and Chief Executive Officer. The principal amount and interest are payable on January 22, 2015. (See Note 6).

Board Member Debenture

    On May 30, 2014, the Company issued an 8% debenture in the amount of $50,000, to a member of the Company's Board of Directors.  The principal amount and interest are payable on May 30, 2015 (See Note 6).

CFO Debenture

    On June 17, 2014, the Company issued an 8% debenture in the amount of $50,000, to the Company’s Chief Financial Officer.  The principal and interest are payable on June 16, 2015 (See Note 6).

Convertible Debentures

    The Company had several convertible debentures, along with the LOC Convertible Debenture, outstanding to related parties, which were converted to common stock (See Note 6).

Accrued Compensation-Related Party

    Accrued compensation includes accruals for employee wages and vacation pay. The components of accrued compensation are as follows:

	June 30,	December 31,
	2014	2013

Wages	$582,188	$352,398
Vacation	83,145	43,269
Total accrued compensation	$665,333	$395,667

    Accrued employee wages relate primarily to wages owed to the Company’s Chief Executive Officer and President. Under the terms of his employment agreement, wages are to be accrued but no payment made for so long as payment of such salary would jeopardize the Company’s ability to continue as a going concern.

NOTE 5 – NOTES PAYABLE

    The following table summarizes the outstanding unsecured (non-related party) notes payable at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
December 2013 Debenture	$350,000	$350,000
February 2014 Convertible Debenture	330,000	-
January 2013 Debenture-non related party	-	20,000
Total	680,000	370,000
Less: Debt discount, net of accretion	(199,045)	-
	$480,955	$370,000

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

February 2014 Convertible Debenture

    On February 13, 2014, the Company entered into a Securities Purchase Agreement with an unrelated third party accredited investor pursuant to which the Company issued a convertible debenture in the aggregate principal amount of $330,000 (issued at an original issue discount of 10%)(the “February 2014 Convertible Debenture”) and a warrant to purchase 250,000 shares of the Company's common stock (“Warrant Agreement”).

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

    The Warrant Agreement provides the holder with the right to acquire up to 250,000 shares of common stock at an exercise price of $0.50 per share, subject to certain adjustments as described in the Warrant Agreement, at any time through the fifth anniversary of its issuance date. The allocated relative fair value of the warrant of $96,533 has been included in the balance sheet as a discount to the related debt security and is being accreted as non-cash interest expense over the expected term of the loan.

    The February 2014 Convertible Debenture contains a beneficial conversion feature related to the notes. The intrinsic value of the beneficial conversion feature at the date of issuance was determined by measuring the difference between the accounting conversion price and the intrinsic value of the stock at the commitment date. The Company recorded a debt discount for the intrinsic value of the beneficial conversion feature which was limited to the proceeds with an offsetting increase to paid-in-capital. The beneficial conversion of $179,032 along with the original issue discount of $30,000, has been included in the balance sheet at June 30, 2014 as a discount to the related debt security, and is being accreted as non-cash interest expense over the expected term of the loan using the effective interest method.

Interest Expense

 The Company recognized interest expense on the December 2013 Debentures and the February 2014  Convertible Debentures, including amortization of debt discount of $85,962 and $0 for the three months ended June 30, 2014 and 2013 and $136,143 and $0 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 6 –DEBENTURES – RELATED PARTIES

 The following table summarizes the outstanding debentures to related parties at June 30, 2014 and December 31, 2013. Certain of the debentures outstanding for the year ended December 31, 2013 were converted in 2014 and were no longer outstanding at June 30, 2014.
	June 30, 2014	December 31, 2013
January 2012 Debentures	$-	$142,668
January 2013 Debentures	-	70,000
LOC Convertible Debenture	117,125	448,475
Debentures – related party (See Note 4)	125,000	-
Total	242,125	661,143
Less : Debt Discount, net of accretion	-	(149,678)
	$242,125	$511,465

January 2012 Debentures

     In January 2012, the Company issued 8% convertible debentures in the aggregate principal amount of $174,668 (the “January 2012 Debentures”) to six individuals.  Under their original terms, the January 2012 Debentures were payable in cash at the earlier of January 13, 2013 or when the Company completes a financing with minimum gross proceeds of $4 million (the “Financing”), the holders had the right to convert outstanding principal and interest accrued into the Company’s securities that were issued to the investors in the Financing.

 During 2012, $12,000 (plus accrued interest of $435) of the January 2012 Debentures were converted into 16,580 shares of common stock, leaving an aggregate principal balance of $162,668 at December 31, 2012.

 During 2013, four of the five holders of the outstanding January 2012 Debentures agreed to amend and restate the debentures to provide for automatic conversion into securities of the Company upon the earlier of either (a) the closing of the Financing and (b) July 1, 2016.

     The fifth holder of the January 2012 Debentures in the amount of $20,000 did not amend the debenture and it was classified as a short term note payable as of December 31, 2013 (See Note 5).

    The January 2012 Debentures contained a beneficial conversion feature of $40,889 which had been included in the balance sheet at December 31, 2013 as a discount to the related debt security, and was being accreted as non-cash interest expense over the expected term of the loan using the effective interest method.

 On February 19, 2014, the Company agreed with all five holders of the January 2012 Debentures, to convert such debentures into shares of the Company’s common stock at a conversion price of $0.40 per share, and to terminate the January 2012 Debentures upon conversion. Immediately prior to conversion, the January 2012 Debentures had an aggregate principal and interest amount of $190,013, which was converted into 475,032 shares of the Company’s common stock and terminated. The remaining discount of $37,195 related to the beneficial conversion feature was recorded as interest expense.

January 2013 Debenture

     In January 2013, the Company issued a convertible debenture in the principal amount of $70,000 to a director of the Company (the “January 2013 Debenture”) with terms identical to those of the January 2012 Debentures.  In 2013, the terms were amended to provide for automatic conversion into securities of the Company upon the earlier of either (a) the closing of the Financing and (b) July 1, 2016.

 The January 2013 Debenture contained a beneficial conversion feature of $18,651 which was included in the balance sheet at December 31, 2013 as a discount to the related debt security, and was accreted as non-cash interest expense over the expected term of the loan using the effective interest method.

 On February 19, 2014, the Company agreed with the holder of the January 2013 Debenture to convert such debenture on the same terms described above for the January 2012 Debentures. The principal and interest amount owed under the January 2013 Debenture immediately prior to conversion was $76,122, which was converted into 190,304 shares of the Company’s common stock and terminated. The remaining discount of $16,965 related to the beneficial conversion feature was recorded as interest expense.

Line of Credit – Convertible Debenture

  In January 2013, the Company issued a convertible debenture in the principal amount of $70,000 to a director of the Company (the “January 2013 Debenture”) with identical terms to those of the January 2012 Debentures.  In 2013, the terms were amended to provide for automatic conversion into securities of the Company upon the earlier of either (a) the closing of the Financing or (b) July 1, 2016.

     In January 2013, the Company entered into a line of credit convertible debenture with its President and Chief Executive Officer (the “LOC Convertible Debenture”). Under the terms of its original issuance: (1) the Company could request to borrow up to a maximum principal amount of $250,000 from time to time; (2) amounts borrowed bore an annual interest rate of 8%; (3) the amounts borrowed plus accrued interest is payable in cash at the earlier of January 14, 2014 or when the Company completes a Financing; and (4) the holder had sole discretion to determine whether or not to make an advance upon the Company’s request.

 During 2013 the LOC Convertible Debenture was further amended to: (1) increase the maximum principal amount borrowable to $1 million; and (2) change the holder’s funding commitment to automatically terminate on the earlier of either (a) when the Company completes a financing with minimum net proceeds of at least $4 million or (b) July 1, 2016. The securities to be issued upon automatic conversion will be either the Company’s securities that are issued to the investors in the Financing or, if the Financing does not occur by July 1, 2016, shares of the Company’s common stock based on a conversion price of $0.312 per share. The debenture continues to bear interest at a rate of 8% per annum. The other material terms of the debenture were not changed.

 During the year ended December 31, 2013, the Company borrowed $448,475.  The LOC Convertible Debenture contained a beneficial conversion feature of $98,335 which was included in the balance sheet at December 31, 2013 as a discount to the related debt security, and accreted as non-cash interest expense over the expected term of the loan using the effective interest method.

 On February 19, 2014, the Company agreed with the holder of the LOC Convertible Debenture to convert the then outstanding principal and interest owed as of such date into shares of the Company’s common stock at a conversion price of $0.40 per share. The principal and interest amount owed under the LOC Convertible Debenture immediately prior to conversion was $476,165, which was converted into 1,190,411 shares of the Company’s common stock. The debt discount of $89,452 related to the beneficial conversion feature for the converted portion was recorded as interest expense.

    During the six months ended June 30, 2014 and year ended December 31, 2013, the Company borrowed $117,125 and $448,475, respectively under the LOC Convertible Debenture. As of June 30, 2014, the Company owed a balance of $117,125 in principal amount under the LOC Convertible Debenture, and there was $0.9 million remaining available to use.

 On July 22, 2014, the Company agreed with the holder of the LOC Convertible Debenture to increase the principal amount that may be borrowed from up to $1,000,000 to up to $1,500,000 (See Note 10).

Interest Expense

    The Company recognized interest expense on the January 2012 Debentures, the January 2013 Debenture and the LOC Convertible Debenture including amortization of the discount, of $2,043 and $10,525 for the three months ended June 30, 2014 and 2013 and $154,219 and $16,058 for the six months ended June 30, 2014 and 2013, respectively .

NOTE 7 – LICENSE AGREEMENTS

CRI License Agreement

    On April 19, 2013, the Company and CRI entered into an asset purchase agreement (the “CRI Asset Purchase Agreement”) pursuant to which the Company acquired:

●	all of CRI’s rights in past, present and future Sensum+TM product formulations and presentations, and

●	an exclusive, perpetual license to commercialize Sensum+TM products in all territories except for the United States.

    CRI has retained commercialization rights for Sensum+TM in the United States.

    In consideration for such assets and license, the Company agreed to issue to CRI shares of the Company’s common stock valued at $250,000 within 10 days of the closing. The Company issued 631,313 shares to CRI in this regard. The Company will be required to issue to CRI shares of the Company’s common stock valued at an aggregate of $200,000 for milestones relating to additional clinical data received. The number of shares to be issued was or will be determined based on the average of the closing price for the 10 trading days immediately preceding the issue date. CRI will have certain “piggyback” registration rights with respect to the shares described above, which rights provide that, if the Company registers shares of its common stock under the Securities Act in connection with a public offering, CRI will have the right to include such shares in that registration, subject to certain exceptions. The Company recorded an asset totaling $250,000 related to the CRI Asset Purchase Agreement and will amortize this amount over its estimated useful life of 10 years. The Company recorded amortization of $16,736 beginning in the fourth quarter of 2013 when we commenced usage. The accumulated amortization at June 30, 2014 is $18,750.

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

Ovation Pharma Agreements

    On September 9, 2013, the Company entered into a license and distribution agreement with Ovation Pharma SARL (“Ovation”) under which it granted to Ovation an exclusive license to market and sell the Company’s topical treatment for reduced penile sensitivity, Sensum+TM , in Morocco. Ovation may pay the Company up to approximately $11.3 million upon achievement of commercial milestones. In addition, Ovation has agreed to certain upfront minimum purchases of Sensum+TM based upon an agreed upon transfer price and yearly minimum purchases.

    On September 9, 2013 the Company entered into a second license and distribution agreement with Ovation under which it granted to Ovation an exclusive license to market and sell the Company’s topical premature ejaculation treatment, EjectDelayTM , in Morocco. Ovation may pay the Company up to approximately $18.6 million allocated among a fixed upfront license fee and the achievement of regulatory and commercial milestones. In addition, Ovation has agreed to certain upfront minimum purchases of EjectDelayTM based upon an agreed upon transfer price and minimum yearly purchases.

    The Company determined that the fixed upfront license fee payment was a separate deliverable under the EjectDelayTM license and distribution agreement and therefore recorded a receivable on its balance sheet. There were no additional obligations or deliverables associated with the license.  However, as of December 31, 2013, as Ovation had not yet received necessary government authorization to make the payment, the Company will recognize the license fee when received. In February 2014, authorization was received and the Company received partial payment of this license fee.   Subsequent to quarter ended June 30, 2014, on August 11, 2014, the Company received an additional $25,000 for partial payment of this license fee.

    In January of 2014, the Company received the first purchase order from Ovation, and a partial payment for the product. The remainder of the payment for the product will be received when the product is shipped. The Company has recorded deferred revenue related to the product order, and will recognize upon shipment of the product.

NOTE 8- BUSINESS ACQUISITIONS

Purchase of Semprae Laboratories, Inc.

    On December 24, 2013 (the “Closing Date”), the Company, through its wholly-owned subsidiary, Innovus Acquisition Corporation, obtained 100% of the outstanding shares of Semprae Laboratories, Inc. (“Semprae”), in exchange for the issuance of 3,201,776 shares of the Company’s common stock, which shares represented fifteen percent (15%) of the total issued and outstanding shares of the Company as of the close of business on the Closing Date, whereupon Innovus Acquisition Corporation was renamed Semprae Laboratories, Inc. Also, the Company agreed to pay $343,500 to the New Jersey Economic Development Authority (“NJEDA”) as settlement-in-full for an outstanding loan of approximately $640,000 owed by the former stockholder’s of Semprae, in full satisfaction of the obligation to the NJEDA. In addition, the Company agreed to pay the former stockholders of Semprae, an annual royalty (“Royalty”) equal to five percent (5%) of the net sales from Zestra® and Zestra Glide® and any second generation products derived primarily therefrom (“Target Products”) up until the time that a generic version of such Target Product is introduced worldwide by a third party.

 The fair market value of the Company’s common stock as of the Closing Date was $0.30 per share, which results in a fair market value of $960,530 for 3,201,776 shares of the Company’s common stock issued to the former stockholders of Semprae at the closing. The fair market value of the shares of common stock issued was determined by quoted market prices that are considered to be Level 1 inputs under the fair value measurements and disclosure guidance.

    The agreement to pay the Royalty resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the Royalty was determined to be $308,273 at the date of acquisition. The fair value of the Royalty was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 40% commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. There was no change in the fair value of the contingent consideration between December 24, 2013 (acquisition date) and June 30, 2014.

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

    The aggregate purchase price consideration was as follows:

Fair value of common stock issued to Semprae shareholders	$960,530
Fair value of contingent royalty payments	308,273
Net purchase price consideration	$1,268,803

 The fair values of assets acquired and liabilities assumed at the transaction date are summarized below:

Cash and cash equivalents	$3,749
Accounts receivable	78,445
Inventory	180,441
Prepaid expenses	16,362
Property and equipment	78,973
Customer contracts	611,119
Patents	99,894
Trademarks	160,278
Goodwill	421,372
Accounts Payable	(38,330)
Debt	(343,500)

Net Assets Acquired	$1,268,803

Common Stock	960,530
Fair Market Value of Contingent Consideration - Royalty	308,273
Net Purchase Price Consideration	$1,268,803

Supplemental Pro Forma Information for 2013 Acquisition (unaudited)

    The following unaudited supplemental pro forma information for the three and six months ended June 30, 2013 assumes the contribution of Semprae had occurred as of January 1, 2013, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Semprae been operated as part of the Company since January 1, 2013.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	As Reported	Pro Forma (unaudited)	As Reported	Pro Forma (unaudited)
Revenue	$396	$197,839	$396	$430,995
Net Loss (1)	$(2,117,221)	$(2,620,974)	$(2,454,570)	$(3,518,077)

Loss per common share - basic and diluted	$(0.12)	$(0.13)	$(0.15)	$(0.18)

Shares used in computed net loss per common share	16,973,163	20,174,939	16,614,686	19,816,462

(1) The pro forma net loss includes adjustments for interest expense related to the assumption of debt, and amortization expense related to the intangible assets acquired.

NOTE 9 – SHAREHOLDERS’ EQUITY

Capital Stock

    The Company is authorized to issue 150.0 million shares, all of which are common stock with a par value of $.001 per share.

Issuances of Common Stock

    On January 17, 2013, the Company entered into an investor relations agreement with a third party pursuant to which the Company agreed to issue over the term of the agreement an aggregate of 250,000 shares of common stock in exchange for investor relations’ services to be rendered. On September 18, 2013, the Company extended the term of the investor relations agreement, and agreed to issue an additional aggregate of 300,000 shares of common stock in exchange for investor relations’ services to be rendered over the term of the agreement.  The term was further extended in April 2014, and agreed to issue and additional aggregate of 300,000 shares of common stock in exchange for investor relations’ services to be rendered over the term of the agreement.

     During the six months ended June 30, 2014 and 2013, the Company issued 300,000 shares, and 250,000 shares, respectively under the terms of the investor relations agreement. All issued shares have been valued at the closing price of the Company’s common stock on the date of issuance. The Company recognized expense of $82,500 and $85,950 under the investor relations agreement during the three months ended June 30, 2014 and 2013, respectively and $126,500 and $133,450 during the six months ended June 30, 2014 and 2013, respectively.

           On June 28, 2013, the Company entered into an agreement with a consultant to provide drug development pre-clinical consulting services for Sensum+TM   and EjectDelayTM.  In consideration of such services, the Company agreed to issue the consultant shares of its common stock. As of June 30, 2014, the studies have completed and the consulting services have terminated. During the six months ended June 30, 2014 the Company issued 126,296 shares to the consultant, which were valued at the closing price of the Company’s common stock on the date of issuance.  The aggregate value of the shares issued was $55,521, which corresponds to the service period of the consultant’s services.

    The Company issued an additional 85,000 shares of common stock to other consultants under consulting agreements for the six months ended June 30, 2014.  The shares were issued under the Company’s 2013 Equity Incentive Plan.  All issued shares have been valued at the closing price of the Company’s common stock on the date of issuance. The aggregate value of the shares issued was $37,900 for the six months ended June 30, 2014.

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

    As of June 30, 2014, there were 7,937,791 stock units and 62,000 shares subject to options outstanding, the Company issued 778,937 shares as payments for services, and 1,221,272 shares were available for future grants under the Incentive Plan.

Stock-based Compensation

    The stock-based compensation expense for the three and six months ended June 30, 2014 was $361,938, and $926,164, respectively for the issuance of stock units and stock options.  The stock-based compensation expense for the three and six months ended June 30, 2013 was $1,612,647 and $1,682,510, respectively.  The Company calculates the fair value of the stock units based upon the quoted market value of the common stock at the date of grant. The Company calculates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model.  For the six months ended June 30, 2014, the following weighted average assumptions were utilized for the stock option granted during the period:

June 30, 2014
Expected life (in years)	6.0
Expected volatility	231.25%
Average risk free interest rate	1.88%
Dividend yield	0%

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

    The following table summarizes the number of options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value

Outstanding at December 31, 2013	21,000	$0.64	9.9	$-
Granted	41,000	0.34	9.9	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2014	62,000	0.44	9.7	$-
Vested at June 30, 2014	62,000	$0.44	9.7	$-

    The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common shares that were in the money at June 30, 2014. At June 30, 2014 and December 31, 2013, the aggregate intrinsic value of all outstanding options was $0.

    The Company granted 41,000 and 51,000 options during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. The weighted average grant date fair value per share of options granted during the six months ended June 30, 2014 and the year ended December 31, 2013 was $0.34 and $0.46, respectively.

Stock Units

    The following table summarizes the number of stock units outstanding:

Restricted Stock Units
Outstanding at December 31, 2013	6,311,250
Granted	1,626,541
Expired	-
Cancelled	-
Forfeited	-
Outstanding at June 30, 2014	7,937,791
Vested at June 30, 2014	5,596,119

    The vested stock units at June 30, 2014 have not settled and are not showing as issued and outstanding shares of the Company. Settlement of these vested stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of the Company, or (iii) 10 years from date of issuance. Settlement of vested stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the committee.

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

    On February 15, 2013, the Company entered into a stock unit agreement with a consultant. Under the terms of the agreement, the Company issued 300,000 stock units, with one thirty-sixth of the units vesting on the 7 th day of each month beginning on March 7, 2013, subject to the consultant’s continued service to the Company as of the vesting date. At June 30, 2014, 133,328 shares have vested under this agreement. There were 49,998 stock units which vested during the six months ended June 30, 2014 and the Company recognized expense of $20,999 which corresponds to the service period.

 In connection with the appointment of Ms. Dillen as Executive Vice President, Chief Financial Officer, the Company entered into an employment letter with her on February 6, 2014. Under the terms of the employment letter, Ms. Dillen received 600,000 stock units. 200,000 of the units will vest after 6 months of employment, while the remaining 400,000 will vest in eight equal quarterly installments until August 6, 2016, subject to her continued service to the Company as of the vesting date. Ms. Dillen is also eligible to receive a grant of 100,000 stock units when the Company’s shares of common stock are listed on Nasdaq, all subject to Ms. Dillen’s continued employment.

     On February 6, 2014 the Company issued 852,273 stock units to the President and CEO in lieu of cash for the annual bonus.

    In May 2014, the Company issued an additional 75,000 restricted stock units to vest according to the Company’s standard vesting plan.  At June 30, 2014, the Company recognized expense of $1,562 which corresponds to the service period.

    During the six months ended June 30, 2014 the Company issued 59,268 stock units to its Board of Directors, and recognized $24,000 of expense related to the stock units.

    The Company recognized compensation expense for the three and six months ended June 30, 2014 of $279,000 and $839,250, respectively for the vested portion of the stock units related to employees.

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

NOTE 10– SUBSEQUENT EVENTS

Amendment to the January 2013 Line of Credit Convertible Debenture

     On July 22, 2014, the Company agreed with Dr. Bassam Damaj (“Dr. Damaj”), the holder of the LOC Convertible Debenture issued in January 2013, to increase the principal amount (the “Principal Amount”) that may be borrowed from up to $1,000,000 to up to $1,500,000. The Company will re-pay the LOC Convertible Debenture upon the earliest of (i) the consummation of one or more transactions pursuant to which the Company raises, through the sale of additional equity capital or debt net proceeds, an amount at least equal to $4,000,000; or (ii) July 1, 2016.

 Up to $1,000,000 of the Principal Amount plus interest may be converted to common stock of the Company at the discretion of the Company upon either of the two events mentioned above. As of August 13, 2014, the amount outstanding under the LOC Convertible Debenture was approximately $200,000.

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

Overview

    We are a San Diego, California based commercial-stage pharmaceutical company engaged in the commercialization, licensing, and development of non-prescription pharmaceutical and consumer care products. We market our products directly or through commercial partners to specialist physicians including urologists, gynecologists and therapists, and directly to consumers through on-line channels, retailers and wholesalers. Our business model leverages our ability to acquire and in-license commercial products that are supported by scientific, and or clinical evidence, place them through our existing supply chain, retail and on-line channels to tap new markets and drive demand for such products and to establish physician relationships.

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

    The execution of our strategy is underway, and we have generated revenue from all of our products most notably from Zestra®, Zestra Glide®, EjectDelay TM, and Sensum+TM  (formally called CIRCUMserumTM).

Sales and Marketing Strategy

    Our sales and marketing strategy is based on (a) working with direct commercial channel partners in the US and Canada and also directly marketing the products ourselves to physicians, urologists, gynecologists and therapists and to other healthcare providers and (b) working with exclusive commercial partners outside of the US. We market and distribute our products in the US and Canada through retailers, wholesalers and online channels. We commenced direct promotion of our products directly to physicians, urologists, gynecologists and therapists and to other healthcare providers in August 2014 through the 25 sales force representatives of our partner, Consortia Health. Our strategy outside the US is to partner with companies who can effectively market and sell our products in their countries through their direct marketing and sales teams. The strategy of using our partners to commercialize our products is designed to limit our expenses and fix our cost structure, enabling us to increase our reach while minimizing the incremental spending impact on the Company.

Results of Operations for the Three and Six Months Ended June 30, 2014 Compared with the Three and Six Months Ended June 30, 2013

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

License Fee revenue	$-	$-	$25,000	$-
Product sales revenue	113,784	396	254,872	396
Total revenue	113,784	396	279,872	396

Cost of goods sold	50,546	117	106,397	117

Gross Profit (loss)	63,238	279	173,475	279

Operating expenses
Research & development	54,128	-	109,695	-
Stock-based compensation	493,326	1,718,857	1,211,306	1,878,421
General and administrative	513,056	388,118	1,080,666	560,370
Total operating expenses	1,060,510	2,106,975	2,401,667	2,438,791

Operating loss	(997,272)	(2,106,696)	(2,228,192)	(2,438,512)

Other income (expenses)
Interest expense	(88,343)	(10,525)	(296,837)	(16,058)

Net income (loss) applicable to common shareholders	$(1,085,615)	$(2,117,221)	$(2,525,029)	$(2,454,570)
Basic and diluted income (loss) per common share	$(0.05)	$(0.12)	$(0.11)	$(0.15)
Weighted average number of common shares outstanding	23,807,965	16,973,163	23,191,829	16,614,686

    Revenue: The Company recognized revenues of $113,784 during the three months ended June 30, 2014, compared to $396 for the three months ended June 30, 2013.  The increase in revenue of 286% was primarily due to the acquisition of and subsequent launch of our commercial products in the US.  Revenues consisted primarily of product sales for Zestra ®, Zestra Glide®, and EjectDelay TM (See Note 7).

           The Company recognized revenues of $279,872 during the six months ended June 30, 2014, compared to $396 for the six months ended June 30, 2013.  The increase in revenue of 706% was primarily due to the acquisition of and subsequent launch of our commercial products in the US. In addition we recognized $25,000 in upfront fees related to the licensing agreement with Ovation Pharma.   Revenues consisted primarily of product sales for Zestra ®, Zestra Glide®, and EjectDelayTM (See Note 7).

     Research & Development: Research and development expenses are mainly related to the development and post marketing studies supporting Zestra®, Zestra Glide®, Sensum+TM  and EjectDelayTM.

 General and administrative: General and administrative expenses consist primarily of non-cash stock-based compensation expense and consulting expense related to common stock, stock units and stock options granted to consultants, employees and officers of the Company. Additionally, our general and administrative expenses include marketing expenses related to the launch of our products, professional fees, investor relations, insurance premiums, public reporting costs and general corporate expenses.

 General and administrative expenses for the three months ended June 30, 2014 was $1,006,382 compared to $2,106,975 for the three months ended June 30, 2013. The decrease of $1,100,593 was primarily related to a decrease in stock-based compensation expense and consulting and professional fees offset by an increase in expenses is related to the acquisition of Semprae Laboratories, Inc. and the Company’s launch of its products in the US and other territories.  Stock-based compensation expense including consulting expense related to common stock, stock units and stock options granted to consultants for the three months ended June 30, 2014 was $493,326 which represents a decrease of $1,225,531 compared to the three months ended June 30, 2013. The decrease in stock-based compensation expense was primarily related to stock-based compensation awarded to officers of the Company in 2013.

 General and administrative expenses for the six months ended June 30, 2014 was $2,291,972 compared to $2,438,791 for the six months ended June 30, 2013. The decrease of $146,819 was primarily related to stock-based compensation expense offset by an increase in expenses related to the acquisition of Semprae Laboratories, Inc. and the Company’s launch of its products in the US and other territories.  Stock-based compensation expense including consulting expense related to common stock, stock units and stock options granted to consultants, for the six months ended June 30, 2014 was $1,211,306 which represents a decrease of $667,115 compared to the six months ended June 30, 2013.  The decrease in stock-based compensation expense was primarily related to stock-based compensation awarded to officers of the Company in 2013.

             Interest expense:  Interest expense primarily includes interest related to the Company’s debt and amortization of debt discount (See Notes 5 and 6).

For the three months ended June 30, 2014, interest expense, which included amortization of debt discount of $70,754, was $88,343 compared to $10,525 for the three months ended June 30, 2013.  The increase of $77,818 was primarily due to amortization of debt discount related to the February 2014 Convertible Debenture.

For the six months ended June 30, 2014, interest expense, which included amortization of debt discount of $105,520, was $296,837 compared to $16,058 for the six months ended June 30, 2013.  The increase of $280,779 was primarily due to amortization of debt discount related to the February 2014 Convertible Debenture as well as the conversion of the convertible debt which occurred in February 2014 (See Notes 5 and 6).

Liquidity and Capital Resources

   The Company’s operations have been financed primarily through advances from officers, directors and related parties, and to a lesser extent from outside capital and from revenues generated from the recent launch of our products.  These funds have provided us with the resources to operate our business, to sell and support our products, attract and retain key personnel, and add new products to our portfolio.  To date, we have experienced net losses and negative cash flows from operations each year since our inception.  As of June 30, 2014, we had an accumulated deficit of $8,930,029.

 We have raised funds through the issuance of debt and the sale of common stock. For the six months ended June 30, 2014 the Company raised $546,378 in funds which include $300,000 from the issuance of a convertible debenture to an unrelated party in February 2014, $125,000 in proceeds from the issuance of additional non-convertible debt instruments to related parties, as well as $121,378 in proceeds from borrowings under a Convertible Debenture Line of Credit (“LOC Convertible Debenture”) that the Company entered into with our President and Chief Executive Officer.  The LOC Convertible Debenture provides for a line of credit to us in the amount of up to $1 million through the earlier of our successful completion of a financing of $4 million, or July 2016. Subsequent to the end of the quarter ended June 30, 2014, on July 22, 2014, the parties amended the LOC Convertible Debenture to increase the principal amount that may be borrowed thereunder from up to $1 million to up to $1,500,000 (See Note 10).  On February 13, 2014, we entered into a Securities Purchase Agreement with an unrelated third party accredited investor pursuant to which we issued a convertible debenture in the aggregate principal amount of $330,000 (issued at an original issue discount of 10%) which bears interest at the rate of 10% per annum, (“February 2014 Convertible Debenture”) and a warrant to purchase 250,000 shares of our common stock (See Note 5). On February 19, 2014, we agreed with the holders of the debentures we previously issued in January 2012 and January 2013 and the holder of the LOC Convertible Debenture, to convert the current principal amount outstanding thereunder, and accrued interest into shares of our common stock. Upon the conversion, the debentures were terminated with the exception of the LOC Convertible Debenture which remains outstanding and under which we may currently borrow up to $1.3 million (See Notes 6 and 10).  We have also issued equity instruments where possible to pay for services from vendors and consultants.

  As of June 30, 2014, we had $44,627 in cash and cash equivalents, and $0.9 million that increased to $1.3 million, subsequent to June 30, 2014, in cash available for use under the LOC Convertible Debenture. The Company expects that its existing capital resources, revenues from sales of our products, along with the $1.3 million in funds currently available for use under the LOC Convertible Debenture will be sufficient to allow the Company to continue its operations, commence the product development process, and launch selected products through July 1, 2015.  However, the Company’s actual needs will depend on numerous factors, including timing of introducing its products to the marketplace, its ability to attract ex-US distributors for its products, its ability to in-license or develop new product candidates and its ability to finalize merger and acquisition activities.

 For the six months ended June 30, 2014, cash used in operating activities was $535,125, consisting primarily of the net loss for the period of $2,525,029, offset by non-cash stock-based compensation expense of $926,164, and common stock, stock units and stock options issued for services of $285,124. Additionally, working capital changes consisted of cash increases of $63,507 related to an increase in accounts receivable from customers, increase of $104,670 related to accounts payable and accrued expenses, and an increase of $269,666 related to accrued compensation.

For the six months ended June 30, 2014, cash provided by financing activities was $ 546,378 and included $300,000 in proceeds from the issuance of the February 2014 Convertible Debenture, $125,000 in proceeds from the issuance of additional non-convertible debt instruments to related parties, as well as $121,378 in proceeds from borrowings under the LOC Convertible Debenture.

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

Evaluation of Disclosure Controls and Procedures

    Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including its President and Chief Executive Officer, and Executive Vice President, Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based on the foregoing, the President and Chief Executive Officer, and Executive Vice President, Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014 as a result of the material weakness in internal controls over financial reporting due to the fact that during a significant portion of 2013, the Company had only one employee who was responsible for all matters surrounding accounting and business transactions and the Company lacked a segregation of duties in its accounting function. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Although the Company has taken several steps to help remediate the material weakness, including the hiring of additional accounting and finance personnel, the establishment of segregation of duties and the implementation of purchasing and approval controls, this material weakness was ongoing at June 30, 2014.

    Notwithstanding this material weakness, management concluded that the financial statements included in this quarterly report fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

    Change in Internal Control over Financial Reporting. Except for the remedial measures to correct the material weakness discussed above, no change in the internal controls over financial reporting occurred during the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Innovus Pharmaceuticals, Inc.
(Registrant)

Dated: August 14, 2014	/s/ Bassam Damaj
Bassam Damaj, President and Chief
Executive Officer
Dated: August 14, 2014	/s/ Lynnette Dillen
Lynnette Dillen, Executive Vice President and Chief
Financial Officer

INDEX TO EXHIBITS
Exhibit No.	Description

10.1
Third Amended and Restated 8% Convertible Debenture by and between the Company and Dr. Bassam Damaj, dated July 22, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on July 23, 2014 (SEC File No. 000-52991-14725951)).

10.2	8% Debenture between the Company and Dr. Henry Esber, Ph.D., dated May 30, 2014.
10.3	8% Debenture between the Company and Lynnette Dillen, dated June 17, 2014.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language of such filing.