Form 10-Q
period 2014-09-30
INNOVUS PHARMACEUTICALS, INC.
filed 2014-11-14
CIK 1411879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2014
or
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

Outstanding Shares

As of November 11, 2014, the registrant had 26,749,199 shares of common stock outstanding.

-i-

PART I—FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

INNOVUS PHARMACEUTICALS, INC.
  Condensed Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2014	2013
CURRENT ASSETS	(Unaudited)
Cash	$6,861	$33,374
Accounts receivable	428,320	216,641
Prepaid expenses	62,994	56,472
Inventory	230,003	177,851
Total Current Assets	728,178	484,338

OTHER ASSETS

Property & equipment, net	63,365	78,973
Deposits	21,919	21,919
Goodwill	421,372	421,372
Intangible assets, net	1,035,523	1,106,831

TOTAL ASSETS	$2,270,357	$2,113,433

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$258,712	$143,756
Accrued compensation	791,141	395,667
Deferred revenue	125,220	175,569
Accrued interest payable	34,898	3,224
Debentures- related parties	478,399	-
Notes payable, net of debt discount of $127,513 in 2014 and $0 in 2013	242,487	370,000
Total Current Liabilities	1,930,857	1,088,216

NON-CURRENT LIABILITIES
Accrued interest payable	-	57,820
Notes payable, net of debt discount of $79,400 in 2014 and $0 in 2013	12,600	-
Convertible debentures - related parties, net of debt discount of $149,678	-	511,465
Contingent consideration	308,273	308,273
Total Non-Current Liabilities	320,873	877,558

TOTAL LIABILITIES	2,251,730	1,965,774

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Common stock: 150,000,000 shares authorized, at $0.001 par value, 26,202,736 and 21,548,456 shares issued and outstanding, respectively	26,203	21,549
Additional paid-in capital	10,049,100	6,531,110
Accumulated deficit	(10,056,676)	(6,405,000)

Total Stockholders' Equity	18,627	147,659

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,270,357	$2,113,433

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
  Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Licensing revenues	$325,000	$-	$350,000	$-
Product sales	118,087	166	372,959	445
REVENUES	443,087	166	722,959	445

OPERATING EXPENSES
Cost of product sales	51,299	-	157,696	-
Research and development	18,885	66,342	128,580	66,342
General and administrative	993,951	648,127	3,285,923	3,086,918

Total Operating Expenses	1,064,135	714,469	3,572,199	3,153,260

LOSS FROM OPERATIONS	(621,048)	(714,303)	(2,849,240)	(3,152,815)

LOSS ON EXTINGUISHMENT OF DEBT	(406,833)	-	(406,833)	-
INTEREST EXPENSE	(98,766)	(19,649)	(395,603)	(35,707)

NET LOSS	$(1,126,647)	$(733,952)	$(3,651,676)	$(3,188,522)

BASIC LOSS AND DILUTED LOSS PER SHARE	$(0.05)	$(0.04)	$(0.15)	$(0.19)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	24,383,486	17,848,558	23,593,413	17,030,496

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
  Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,651,676)	$(3,188,522)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	15,608	-
Stock-based compensation	1,209,117	1,962,379
Fair Value of common stock, stock units, and stock options issued for services	467,756	354,421
Amortization of debt discount	327,730	8,017
Amortization of intangibles	71,309	-
Loss on extinguishment of debt	406,833	-
Changes in operating assets and liabilities, net of acquisition amounts
Accounts receivable	(211,679)	(75,165)
Prepaid expenses and deposits	(6,522)	(21,200)
Inventory	(52,152)	-
Accounts payable and accrued expenses	114,956	61,121
Accrued compensation	395,474	281,582
Interest payable	68,683	22,563
Deferred revenue	(50,349)	75,136
Net Cash Used in Operating Activities	(894,912)	(519,668)

CASH FLOWS FROM FINANCING ACTIVITIES

Purchase of intangible assets	-	(4,149)
Net Cash Used in Investing Activities	-	(4,149)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (Repayment) from notes payable, net	340,000	(50,000)
Proceeds from stock issued for cash	-	134,640
Proceeds from debentures - related party	150,000	-
Proceeds from convertible debt - related party	328,399	396,608
Proceeds from convertible debt	50,000	50,000
Net Cash Provided by Financing Activities	868,399	531,248

NET CHANGE IN CASH	(26,513)	7,431

CASH AT BEGINNING OF PERIOD	33,374	18,445

CASH AT END OF PERIOD	$6,861	$25,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Common stock of 1,900,000 shares issued for extinguishment of debt	$779,000
Common stock of 1,855,747 shares issued for conversion of convertible debt	$742,300
Common stock of 631,313 shares issued with the CRI Asset Purchase agreement		$250,000
Common stock of 83,103 shares issued for conversion of convertible debt		$50,000

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

   The Company has five products that are currently being marketed: Zestra®, a non-medicated, patented consumer care product that has been clinically proven to increase desire, arousal, and satisfaction in women; EjectDelay®, an over-the-counter monograph-compliant benzocaine-based topical gel for treating premature ejaculation; Sensum+TM, a non-medicated consumer care cream that increases penile sensitivity (ex-US); Zestra Glide®, a clinically tested high viscosity low osmolality water-based lubricant; and Vesele®, a proprietary and novel oral dietary supplement to maximize nitric oxide beneficial effects on sexual functions and brain health. Vesele® contains a patented formulation of L-Arginine and L-Citrulline in combination with the natural absorption enhancer Bioperine®.

NOTE 2 – LIQUIDITY

   The Company’s operations have been financed primarily through advances from officers, directors and related parties, outside capital, and from revenues generated from the recent launch of its products and commercial partnerships signed for the sale and distribution of its products in 28 countries. These funds have provided the Company with the resources to operate its business, to sell and support its products, attract and retain key personnel, and add new products to its portfolio. To date, the Company has experienced net losses and negative cash flows from operations each year since its inception. As of September 30, 2014, the Company had an accumulated deficit of $10,056,676.

   The Company has raised funds through the issuance of debt and the sale of common stock. For the nine months ended September 30, 2014 the Company has raised $0.9 million in funds, which include $0.4 million from the issuance of convertible debentures to unrelated third parties in February 2014 and September 2014, $0.2 million in proceeds from the issuance of additional non-convertible debt instruments, as well as $0.3 million in proceeds from borrowings under a Convertible Debenture Line of Credit (“LOC Convertible Debenture”) that the Company entered into with its President and Chief Executive Officer. The LOC Convertible Debenture provides the Company with a line of credit in the amount of up to $1.5 million through the earlier of its successful completion of a financing of $4 million, or July 2016.  The Company currently has $1.2 million available for use. (See Note 8). The Company has also issued equity instruments where possible to pay for services from vendors and consultants.

   As of September 30, 2014, the Company had $6,861 in cash and cash equivalents, $1.2 million in cash available for use under the LOC Convertible Debenture, and $0.4 million in accounts receivable. During the nine months ended September 30, 2014, the Company recognized $0.7 million in revenues, which included $0.3 million in upfront license fees from its partners for its commercial products and $0.4 million from sales of its commercially available products.  The Company expects that its existing capital resources, revenues from sales of its products, upcoming sales milestone payments from the commercial partners signed for its products, along with the $1.2 million in funds currently available for use under the LOC Convertible Debenture will be sufficient to allow the Company to continue its operations, commence the product development process, and launch selected products through October 1, 2015. However, the Company’s actual needs will depend on numerous factors, including timing of introducing its products to the marketplace, its ability to attract additional ex-US distributors for its products and its ability to in-license in non-partnered territories and/or develop new product candidates.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

    These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries: FasTrack Pharmaceuticals, Inc. and Semprae Laboratories, Inc. (“Semprae”). All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the period ended September 30, 2014, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014 or for any future period. Certain items have been reclassified to conform to the current presentation.

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

Concentration of Credit Risk and Major Customers

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. Cash held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Accounts receivable consist primarily of amounts receivable from Ovation Pharma, Orimed Pharma, and Sothema Laboratories under the Company's respective licensing agreements (See Note 4) and from sales of Zestra®. The Company also requires a percentage of payment in advance for product orders with its larger partners. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

    As of September 30, 2014 and December 31, 2013, the Company had $428,320 and $216,641, respectively, in accounts receivable. Accounts receivable are presented net of estimated returns and allowances.

    The following table identifies customers with sales and accounts receivable that individually exceed 10% of the Company’s total accounts receivable at September 30, 2014

Orimed Pharma	$100,000	23%
Sothema Laboratories	$200,000	47%
Ovation Pharma	$85,000	20%

    Subsequent to September 30, 2014, on October 1, 2014 and October 17, 2014, the Company received $100,000 and $200,000 from Orimed Pharma and Sothema Laboratories, respectively.

Concentration of Suppliers

   The Company has manufacturing relationships with a number of vendors or manufacturers for its products including: Sensum+™, EjectDelay®, Vesele®, and the Zestra® line of products. Pursuant to these relationships, the Company purchases product through purchase orders with its manufacturers. The Company is in the process of entering into more formal agreements with certain of these manufacturers.

Inventory

    Inventory, consisting primarily of finished goods, is valued at the lower of cost or market where cost is determined using the first-in, first-out method. The inventory balance at September 30, 2014 is primarily comprised of finished goods for Zestra®, Zestra Glide®, and EjectDelay®. Inventory is shown net of obsolescence and allowance for reducing the inventory cost to market. Obsolescence of inventory is determined based on shelf life or potential product replacement.

Property and Equipment

    Property and equipment are recorded at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over their estimated useful lives ranging from three to five years. The initial cost of property and equipment consists of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.

Intangible Assets

    Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from seven to 14 years. The useful life of the intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.

		Accumulated		Useful Lives
	Amount	Amortization	Net Amount	(years)

Patents and trademarks	$264,321	$(17,933)	$246,388	7 - 14
Customer contracts	611,119	(46,984)	564,135	10
Sensum+™ license	250,000	(25,000)	225,000	10
Outstanding at September 30, 2014	$1,125,440	$(89,917)	$1,035,523

    Expected amortization as of September 30, 2014 is approximately $109,059 for each of the next five years, and $490,227 thereafter.

Goodwill

    The Semprae purchase price allocation was based upon an analysis of the fair value of the assets and liabilities acquired from Semprae. The final purchase price may be adjusted up to one year from the date of the acquisition. Identifying the fair value of the tangible and intangible assets and liabilities acquired required the use of estimates by management, and were based upon currently available data, as noted below (See Note 5).

    The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets and expanding market share.

    The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicates an impairment may have occurred, by comparing its reporting unit's carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The goodwill was recorded as part of the acquisition of Semprae that occurred on December 24, 2013. There was no impairment of goodwill for the three and nine months ended September 30, 2014 or the year ended December 31, 2013.

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

Financial Instruments

    If a conversion feature of conventional convertible debt is not accounted for separately as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. The Company amortizes the discount to interest expense over the life of the debt using the effective interest rate method. The Company’s February 2014 Convertible Debenture and September 2014 Convertible Debenture each contain a BCF (See Note 7). The Company’s January 2012 and January 2013 Debentures, and LOC Convertible Debenture, which contained an embedded conversion feature, were converted on February 19, 2014 (See Note 8).

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

    Product Sales. The Company ships product to its customers pursuant to purchase agreements or orders. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.

    License Arrangements.  Payments received by the Company under license arrangements to market and commercialize its products may include non-refundable upfront fees, license fees, milestone payments for specific achievements designated in the agreements, and royalties on sales of products. The Company considers a variety of factors in determining the appropriate method of accounting under its license arrangements, including whether the various elements can be separated and accounted for individually as separate units of accounting.  For license arrangements in which the Company has completed all of its performance obligations, amounts received at the date of the conclusion of such performance obligations are recognized as revenues.  Subsequent payments of regulatory and sales-based milestones are outside of the Company’s control and will be recognized upon receipt.

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

    The estimated reserve for sales returns and allowances, which is included in accounts receivable, was $21,913 at September 30, 2014 and $25,566 at December 31, 2013.

Cost of Product Sales

    Cost of product sales includes the cost of inventory, royalties and inventory reserves. The Company is required to make royalty payments based upon the net sales of three of its marketed products, Zestra®, Sensum+™, and Vesele®.

Research and Development Costs

    Research and development (“R&D”) costs, including research performed under contract by third parties, are expensed as incurred. Major components of R&D expenses consist of testing, post marketing clinical trials, material purchases and regulatory affairs.

Stock-based Compensation

    The Company accounts for stock-based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the three and nine months ended September 30, 2014 and 2013 have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures, are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock-based compensation expense are recorded.

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

Comprehensive Loss

    Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. Comprehensive loss was the same as net loss for the three and nine months ended September 30, 2014 and 2013, as the Company has no other comprehensive income.

Earnings per Share

    Basic earnings per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the nine months ended September 30, 2014 and 2013, basic earnings per share are the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive due to losses of $3,651,676 and $3,188,522, respectively.

    The following reconciliation shows the anti-dilutive shares excluded from the calculation of basic and diluted loss per common share attributable to the Company as of September 30, 2014 and 2013:

	As of September 30
	2014	2013
Gross number of shares excluded:
Restricted stock units	8,113,235	6,300,000
Stock Options	87,500	40,500
Convertible notes payable	1,055,000	8,995,605
Warrants	630,973	380,973
Total	9,886,708	15,717,078

Recent Accounting Pronouncements

    In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This update states a core principle in that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, an entity should apply the following steps: 1) identify the contract(s) with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligation in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in the update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.

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

    In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This update provide guidance in generally accepted accounting principles about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide footnote disclosures.  The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in the applicable standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in the update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The adoption of the update has been applied to these financial statements and resulted in no impact on the Company’s financial position or results of operations.

NOTE 4 – LICENSE AGREEMENTS

Sothema Laboratories Agreement

   On September 23, 2014, the Company entered into an exclusive license agreement with Sothema Laboratories, SARL, a Moroccan publicly traded company (“Sothema”), under which Innovus granted to Sothema an exclusive license to market and sell Innovus’ topical treatment for Female Sexual Interest/Arousal Disorder (“FSI/AD”) (based on the latest Canadian approval of the indication), Zestra® and its high viscosity low osmolality water-based lubricant Zestra Glide® in the North African countries of Egypt, Morocco, Algeria, Tunisia and Libya, the Middle Eastern countries of Iraq, Jordan, Saudi Arabia and the United Arab Emirates and the West African countries of Benin, Burkina Faso, Cape Verde, Gambia, Ghana, Guinea, Guinea-Bissau, Ivory Coast, Liberia, Mali, Niger, Nigeria, Senegal, Sierra Leone and Togo (collectively the “Territory”).

    Under the agreement, Innovus will receive an upfront payment and is eligible to receive up to approximately $171.25 million dollars upon and subject to the achievement of sales milestones based on cumulative supplied units of the licensed products in the Territory, plus a pre-negotiated transfer price per unit.

   Pursuant to the guidance in ASC 605-28, Milestone Method, the milestones are considered substantive. The milestones enhance the value of the products and are the result of the Company’s past efforts. The milestones are reasonable relative to all of the deliverables. The Company will recognize the revenue from the milestone payments when the cumulative supplied units volume is met. During the quarter ended September 30, 2014, the Company recognized $200,000 in license fees related to this agreement, and no revenue was recognized for the sales milestones of the agreement.  We believe the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future milestones.

Orimed Pharma Agreement

   On September 18, 2014, the Company entered into an exclusive license agreement with Orimed Pharma (“Orimed”), an affiliate of JAMP Pharma, under which Innovus granted to Orimed an exclusive license to market and sell in Canada, Innovus’ (a) topical treatment for FSI/AD, Zestra®, (b) topical treatment for premature ejaculation, EjectDelay®, (c) product Sensum+™ to increase penile sensitivity and (d) high viscosity low osmolality water-based lubricant, Zestra Glide®.

 Under the agreement, Innovus will receive an upfront payment and is eligible to receive up to approximately $94.5 million Canadian dollars upon and subject to the achievement of sales milestones based on cumulative gross sales in Canada by Orimed plus certain double-digit tiered royalties based on Orimed’s cumulative net sales in Canada.

 Pursuant to the guidance in ASC 605-28, Milestone Method, the milestones and quarterly royalty payments are considered substantive. The milestones enhance the value of the products and are the result of the Company’s past efforts. The milestones are reasonable relative to all of the deliverables. The Company will recognize the revenue from the milestone payments when the cumulative gross sales volume is met.  The Company will recognize the revenue from the royalty payments on a quarterly basis when the cumulative net sales have been met.  During the quarter ended September 30, 2014, the Company recognized $100,000 in license fees related to this agreement, and no revenue was recognized for the sales milestones and royalty payments of the agreement. We believe the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future milestones.

Tramorgan Agreement

    On September 18, 2014, the Company entered into an exclusive license and distribution agreement with Tramorgan Limited (“Tramorgan”), pursuant to which Tramorgan will market the Company’s topical consumer care product to increase penile sensitivity, Sensum+™ in the United Kingdom (“UK”).

    The agreement has an initial term of December 31, 2016 and can be extended thereafter for a twenty-four month period if Tramorgan has reached certain aggregate sales milestones. Pursuant to the agreement, Innovus is eligible to receive (a) up to $44 million dollars in sales milestone payments based on Tramorgan’s attainment of certain levels of cumulative gross sales amounts plus (b) fifty percent (50%) royalties based on Tramorgan’s net sales after applicable distribution costs in the UK. During the quarter ended September 30, 2014, no revenue was recognized for the sales milestones and royalty payments of the agreement.

Ovation Pharma Agreements

    On September 9, 2013, the Company entered into a license and distribution agreement with Ovation Pharma SARL (“Ovation”) under which it granted to Ovation an exclusive license to market and sell the Company’s topical treatment for reduced penile sensitivity, Sensum+TM, in Morocco. Ovation may pay the Company up to approximately $11.3 million upon achievement of certain commercial milestones described in the license and distribution agreement. In addition, Ovation has agreed to certain upfront minimum purchases of Sensum+TM based upon an agreed upon transfer price and yearly minimum purchases.

    On September 9, 2013 the Company entered into a second license and distribution agreement with Ovation under which it granted to Ovation an exclusive license to market and sell the Company’s topical premature ejaculation treatment, EjectDelay®, in Morocco. Ovation may pay the Company up to approximately $18.6 million allocated among a fixed upfront license fee and the achievement of regulatory and commercial milestones. In addition, Ovation has agreed to certain upfront minimum purchases of EjectDelay® based upon an agreed upon transfer price and minimum yearly purchases.

    The Company determined that the fixed upfront license fee payment was a separate deliverable under the EjectDelay® license and distribution agreement and therefore recorded a receivable on its balance sheet. There were no additional obligations or deliverables associated with the license. However, as of December 31, 2013, as Ovation had not yet received necessary government authorization to make the payment, the Company will recognize the license fee when received. By August 2014, Ovation received authorization and made two partial payments relating to the license fee.

    In January 2014, the Company received the first purchase order from Ovation, and a partial payment for the product. The remainder of the payment for the product will be received when the product is shipped. The Company has recorded deferred revenue related to the product order, and will recognize upon shipment of the product.

    During the quarter ended September 30, 2014, no revenue was recognized for the sales milestones and royalty payments of the agreement.

CRI License Agreement

    On April 19, 2013, the Company and Centric Research Institute, Inc. (“CRI”) entered into an asset purchase agreement (the “CRI Asset Purchase Agreement”), pursuant to which the Company acquired:

●	all of CRI’s rights in past, present and future Sensum+TM product formulations and presentations, and

●	an exclusive, perpetual license to commercialize Sensum+TM products in all territories except for the United States.

    CRI has retained commercialization rights for Sensum+TM in the United States.

    In consideration for such assets and license, the Company issued to CRI 631,313 shares of the Company’s common stock valued at $250,000 in April 2013. The Company will be required to issue to CRI shares of the Company’s common stock valued at an aggregate of $200,000 for milestones relating to additional clinical data received. The number of shares to be issued was or will be determined based on the average of the closing price for the 10 trading days immediately preceding the issue date. CRI will have certain “piggyback” registration rights with respect to the shares described above, which rights provide that, if the Company registers shares of its common stock under the Securities Act in connection with a public offering, CRI will have the right to include such shares in that registration, subject to certain exceptions. The Company recorded an asset totaling $250,000 related to the CRI Asset Purchase Agreement and will amortize this amount over its estimated useful life of 10 years. The Company recorded amortization of $16,736 beginning in the fourth quarter of 2013 when it commenced usage. The accumulated amortization at September 30, 2014 was $25,000.

    The CRI Asset Purchase Agreement also requires the Company to pay to CRI up to $7 million in cash milestone payments based on first achievement of certain annual net sales targets plus a royalty based on annual net sales described therein. The obligation for these payments expires on April 19, 2023 or the expiration of the last of CRI’s patent claims covering the product or its use outside the United States, whichever is sooner. No sales milestones have been met under this agreement, and royalties owed to CRI were immaterial and included in net revenues.

NOTE 5- BUSINESS ACQUISITIONS

 Purchase of Semprae Laboratories, Inc.

    On December 24, 2013 (the “Closing Date”), the Company, through its wholly-owned subsidiary, Innovus Acquisition Corporation, obtained 100% of the outstanding shares of Semprae, in exchange for the issuance of 3,201,776 shares of the Company’s common stock, which shares represented fifteen percent (15%) of the total issued and outstanding shares of the Company as of the close of business on the Closing Date, whereupon Innovus Acquisition Corporation was renamed Semprae Laboratories, Inc. As additional consideration, the Company paid $343,500 to the New Jersey Economic Development Authority (“NJEDA”) as settlement-in-full for an outstanding loan of approximately $640,000 owed by the former stockholders of Semprae.  In addition, the Company agreed to pay the former stockholders of Semprae, an annual royalty (“Royalty”) equal to five percent (5%) of the net sales from Zestra® and Zestra Glide® and any second generation products derived primarily therefrom (“Target Products”) up until the time that a generic version of such Target Product is introduced worldwide by a third party.

    The fair market value of the Company’s common stock as of the Closing Date was $0.30 per share, which resulted in a fair market value of $960,530 for 3,201,776 shares of the Company’s common stock issued to the former stockholders of Semprae at the closing. The fair market value of the shares of common stock issued was determined by quoted market prices that are considered to be Level 1 inputs under the fair value measurements and disclosure guidance.

    The agreement to pay the Royalty resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the Royalty was determined to be $308,273 at the Closing Date. The fair value of the Royalty was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 40% commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. There was no change in the fair value of the contingent consideration between December 24, 2013 (acquisition date) and September 30, 2014.

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

Supplemental Pro Forma Information for 2013 Acquisition (unaudited)

    The following unaudited supplemental pro forma information for the three and nine months ended September 30, 2013 assumes the contribution of Semprae had occurred as of January 1, 2013, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Semprae been operated as part of the Company since January 1, 2013.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	As Reported	Pro Forma (unaudited)	As Reported	Pro Forma (unaudited)
Revenue	$166	$167,748	$445	$598,626
Net Loss (1)	$(733,952)	$(1,275,330)	$(3,188,522)	$(4,793,407)

Loss per common share - basic and diluted	$(0.04)	$(0.06)	$(0.19)	$(0.24)

Shares used in computed net loss per common share	17,848,558	21,050,334	17,030,496	20,232,272

(1) The pro forma net loss includes adjustments for interest expense related to the assumption of debt, and amortization expense related to the intangible assets acquired.

NOTE 6 – RELATED PARTY TRANSACTIONS

CEO Promissory Note

    On January 29, 2014, the Company issued an 8% note in the amount of $25,000, to the Company’s President and Chief Executive Officer. The principal amount and interest are payable on January 22, 2015. (See Note 8).

Board Member Debenture

    On May 30, 2014, the Company issued an 8% debenture in the amount of $50,000, to a member of the Company's Board of Directors. The principal amount and interest are payable on May 30, 2015 (See Note 8).

    On August 25, 2014, the Company issued an 8% debenture in the amount of $25,000, to a member of the Company's Board of Directors. The principal amount and interest are payable on August 25, 2015 (See Note 8).

CFO Debenture

    On June 17, 2014, the Company issued an 8% debenture in the amount of $50,000, to the Company’s Chief Financial Officer. The principal and interest are payable on June 16, 2015 (See Note 8).

Convertible Debentures

    The Company had several convertible debentures, along with the LOC Convertible Debenture, outstanding to related parties, which were converted to common stock (See Note 8).

Accrued Compensation-Related Party

    Accrued compensation includes accruals for employee wages and vacation pay. The components of accrued compensation are as follows:

	September 30,	December 31,
	2014	2013

Wages	$695,821	$352,398
Vacation	95,320	43,269
Total accrued compensation	$791,141	$395,667

    Accrued employee wages relate primarily to wages owed to the Company’s Chief Executive Officer and President. Under the terms of his employment agreement, wages are to be accrued but no payment made for so long as payment of such salary would jeopardize the Company’s ability to continue as a going concern.

NOTE 7 – NOTES PAYABLE

    The following table summarizes the outstanding unsecured (non-related party) notes payable at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
Current notes payable	2014	2013
December 2013 Debenture	$-	$350,000
February 2014 Convertible Debenture	330,000	-
August 2014 Debenture	40,000	-
January 2013 Debenture-non related party	-	20,000
Total current notes payable	370,000	370,000
Less: Debt discount, net of accretion (current)	(127,513)	-
	$242,487	$370,000

Long-term notes -payable
September 2014 Convertible Debenture	$92,000	$-
Less: Debt discount, net of accretion (long-term)	(79,400)	-
	$12,600	$-

December 2013 Debenture

    On December 23, 2013, the Company issued an 8% debenture to an unrelated third party accredited investor in the principal amount of $350,000 (the “December 2013 Debenture”). The December 2013 Debenture bears interest at the rate of 8% per annum. The principal amount and interest was payable on August 31, 2014. Dr. Bassam Damaj, the President and Chief Executive Officer of the Company, had personally guaranteed payment of the principal and interest under the December 2013 Debenture in the case of any event of default by the Company. On August 31, 2014, the maturity date of the December 2013 Debenture was extended to September 15, 2014.

   On September 15, 2014, a third party investor (“Investor”) purchased the December 2013 Debenture and subsequently on September 15, 2014, the Company entered into a debt exchange agreement with the Investor, pursuant to which the Company issued 1,900,000 shares of the Company’s common stock of $779,000 based upon the value at issuance, in exchange for the retirement of the December 2013 Debenture. During the quarter ended September 30, 2014, the Company recorded $406,833 representing a loss on the extinguishment of debt.

February 2014 Convertible Debenture

    On February 13, 2014, the Company entered into a securities purchase agreement with an unrelated third party accredited investor pursuant to which the Company issued a convertible debenture in the aggregate principal amount of $330,000 (issued at an original issue discount of 10%) (the “February 2014 Convertible Debenture”) and a warrant to purchase 250,000 shares of the Company's common stock (“Warrant Agreement”).

    The February 2014 Convertible Debenture bears interest at the rate of 10% per annum and the principal amount and interest are payable on March 13, 2015. The effective interest rate will be calculated considering the original issue discount, the BCF and the Warrant Agreement. The February 2014 Convertible Debenture may be converted in whole or in part at any time prior to March 13, 2015, by the holder at a conversion price of $0.40 per share, subject to adjustment. The Company has the option to redeem the February 2014 Convertible Debenture before its maturity by payment in cash of 125% of the then outstanding principal amount plus accrued interest and other amounts due.

    The February 2014 Convertible Debenture was issued with an original issue discount of $30,000. The original issue discount has been included in the balance sheet as a discount to the related debt security and is being accreted as non-cash interest expense over the expected term of the loan.

    The Warrant Agreement provides the holder with the right to acquire up to 250,000 shares of common stock at an exercise price of $0.50 per share, subject to certain adjustments as described in the Warrant Agreement, at any time through the fifth anniversary of its issuance date. The allocated relative fair value of the Warrant Agreement of $96,533 has been included in the balance sheet as a discount to the related debt security and is being accreted as non-cash interest expense over the expected term of the loan.

    The February 2014 Convertible Debenture contains a BCF. The intrinsic value of the BCF at the date of issuance was determined by measuring the difference between the accounting conversion price and the intrinsic value of the stock at the commitment date. The Company recorded a debt discount for the intrinsic value of the BCF, which was limited to the proceeds with an offsetting increase to paid-in-capital. The BCF of $179,032 along with the original issue discount of $30,000, has been included in the balance sheet at September 30, 2014 as a discount to the related debt security, and is being accreted as non-cash interest expense over the expected term of the February 2014 Convertible Debenture using the effective interest method.

August 2014 Debenture

    On August 30, 2014, the Company issued an 8% debenture to an unrelated third party investor in the principal amount of $40,000 (the “August 2014 Debenture”). The August 2014 Debenture bears interest at the rate of 8% per annum. The principal amount and interest are payable on August 29, 2015.

September 2014 Convertible Debenture

    On September 29, 2014, the Company issued a convertible promissory note (the “Note”) to an unrelated third party accredited investor for $50,000. The Note has a principal face amount of $92,000, does not accrue interest and is due on March 28, 2016 (the “Maturity Date”). The Note carries the right to convert any part of the principal amount under the Note into shares of common stock at a conversion price of $0.40 per share (the “Conversion Price”). On the Maturity Date, any outstanding principal due under the Note will be automatically converted into common stock at the Conversion Price. The Note holder is prohibited from converting the Note to the extent that, as a result of such conversion, it beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Note.  The September 2014 Convertible Debenture contains a BCF. The intrinsic value of the BCF at the date of issuance was determined by measuring the difference between the accounting conversion price and the intrinsic value of the stock at the commitment date. The Company recorded a debt discount for the intrinsic value of the BCF, which was limited to the proceeds with an offsetting increase to paid-in-capital. The BCF of $37,400 along with the original issue discount of $42,000, has been included in the balance sheet at September 30, 2014 as a discount to the related debt security, and is being accreted as non-cash interest expense over the expected term of the September 2014 Convertible Debenture using the effective interest method.  The implicit interest rate was 41%.

Interest Expense

    The Company recognized interest expense on the unsecured (non-related party) notes payable, including amortization of debt discount of $88,327 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $224,470 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 8 –DEBENTURES – RELATED PARTIES

    The following table summarizes the outstanding debentures to related parties at September 30, 2014 and December 31, 2013. Certain of the debentures outstanding for the year ended December 31, 2013 were converted in 2014 and were no longer outstanding at September 30, 2014.

	September 30, 2014	December 31, 2013
January 2012 Debentures	$-	$142,668
January 2013 Debentures	-	70,000
LOC Convertible Debenture	328,399	448,475
Debentures – related party (See Note 6)	150,000	-
Total	478,399	661,143
Less : Debt Discount, net of accretion	-	(149,678)
	$478,399	$511,465

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

    The fifth holder of the January 2012 Debentures in the amount of $20,000 did not amend the debenture.

    The January 2012 Debentures contained a BCF of $40,889, which had been included in the balance sheet at December 31, 2013 as a discount to the related debt security, and was being accreted as non-cash interest expense over the expected term of the loan using the effective interest method.

    On February 19, 2014, the Company agreed with all five holders of the January 2012 Debentures, to convert such debentures into shares of the Company’s common stock at a conversion price of $0.40 per share, and to terminate the January 2012 Debentures upon conversion. Immediately prior to conversion, the January 2012 Debentures had an aggregate principal and interest amount of $190,013, which was converted into 475,032 shares of the Company’s common stock and terminated. The remaining discount of $37,195 related to the BCF was recorded as interest expense.

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

    The January 2013 Debenture contained a BCF of $18,651, which was included in the balance sheet at December 31, 2013 as a discount to the related debt security, and was accreted as non-cash interest expense over the expected term of the loan using the effective interest method.

    On February 19, 2014, the Company agreed with the holder of the January 2013 Debenture to convert such debenture on the same terms described above for the January 2012 Debentures. The principal and interest amount owed under the January 2013 Debenture immediately prior to conversion was $76,122, which was converted into 190,304 shares of the Company’s common stock and terminated. The remaining discount of $16,965 related to the BCF was recorded as interest expense.

Line of Credit – Convertible Debenture

    In January 2013, the Company entered into a line of credit convertible debenture with its President and Chief Executive Officer (the “LOC Convertible Debenture”). Under the terms of its original issuance: (1) the Company could request to borrow up to a maximum principal amount of $250,000 from time to time; (2) amounts borrowed bore an annual interest rate of 8%; (3) the amounts borrowed plus accrued interest were payable in cash at the earlier of January 14, 2014 or when the Company completes a Financing; and (4) the holder had sole discretion to determine whether or not to make an advance upon the Company’s request.

    During 2013, the LOC Convertible Debenture was further amended to: (1) increase the maximum principal amount borrowable to $1 million; and (2) change the holder’s funding commitment to automatically terminate on the earlier of either (a) when the Company completes a financing with minimum net proceeds of at least $4 million, or (b) July 1, 2016. The securities to be issued upon automatic conversion will be either the Company’s securities that are issued to the investors in the Financing or, if the Financing does not occur by July 1, 2016, shares of the Company’s common stock based on a conversion price of $0.312 per share. The LOC Convertible Debenture continues to bear interest at a rate of 8% per annum. The other material terms of the LOC Convertible Debenture were not changed.

    During the year ended December 31, 2013, the Company borrowed $448,475 pursuant to the LOC Convertible Debenture. The LOC Convertible Debenture contained a BCF of $98,335, which was included in the balance sheet at December 31, 2013 as a discount to the related debt security, and accreted as non-cash interest expense over the expected term of the loan using the effective interest method.

    On February 19, 2014, the Company agreed with the holder of the LOC Convertible Debenture to convert the then outstanding principal and interest owed as of such date into shares of the Company’s common stock at a conversion price of $0.40 per share. The principal and interest amount owed under the LOC Convertible Debenture immediately prior to conversion was $476,165, which was converted into 1,190,411 shares of the Company’s common stock. The debt discount of $89,452 related to the BCF for the converted portion was recorded as interest expense.

    On July 22, 2014, the Company agreed with the holder of the LOC Convertible Debenture to increase the principal amount that may be borrowed from up to $1,000,000 to up to $1,500,000.

    During the nine months ended September 30, 2014, the Company borrowed $328,399, under the LOC Convertible Debenture. As of September 30, 2014, the Company owed a balance of $328,399 in principal amount under the LOC Convertible Debenture, and there was approximately $1.2 million remaining available to use.

Interest Expense

    The Company recognized interest expense on the outstanding debentures to related parties including amortization of the discount, of $7,408 and $19,649 for the three months ended September 30, 2014 and 2013, respectively, and $161,627 and $35,707 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 9 – SHAREHOLDERS’ EQUITY

Capital Stock

    The Company is authorized to issue 150.0 million shares, all of which are common stock with a par value of $.001 per share.

Issuances of Common Stock

   On June 28, 2013, the Company entered into an agreement with a consultant to provide drug development pre-clinical consulting services for Sensum+™ and EjectDelay®. In consideration of such services, the Company agreed to issue the consultant shares of its common stock. As of September 30, 2014, the studies have completed and the consulting services have terminated. During the nine months ended September 30, 2014 the Company issued 126,296 shares to the consultant, which were valued at the closing price of the Company’s common stock on the date of issuance. The aggregate value of the shares issued was $55,521, which corresponds to the service period of the consultant’s services.

    On January 17, 2013, the Company entered into an investor relations agreement with a third party pursuant to which the Company agreed to issue over the term of the agreement an aggregate of 250,000 shares of common stock in exchange for investor relations services to be rendered. The Company has extended the terms of the investor relations agreement in six month increments until December 31, 2014, and has agreed to issue an additional 690,000 shares related to the agreement extensions.

    On August 18, 2014, the Company entered into an additional investor relations agreement with a third party pursuant to which the Company agreed to issue over the term of the agreement an aggregate of 300,000 shares of common stock in exchange for investor relations services to be rendered.

    On August 27, 2014, the Company agreed to issue 200,000 shares of stock pursuant to a consulting contract with a third party for marketing and public relations services. The Company issued 100,000 shares of stock pursuant to this agreement on September 2, 2014. The remaining 100,000 shares were issued on November 4, 2014.  The issued shares have been valued at the closing price of the Company’s common stock on the date of issuance.

    During the nine months ended September 30, 2014 and 2013, the Company issued 600,000 and 300,000 shares, respectively, under the terms of the investor relations agreements. All issued shares have been valued at the closing price of the Company’s common stock on the date of issuance. The Company recognized expense of $61,000 and $26,000 under the investor relations agreements during the three months ended September 30, 2014 and 2013, respectively, and $187,500 and $159,450 during the nine months ended September 30, 2014 and 2013, respectively.

    On February 19, 2014, the Company agreed with the holders of the January 2012 Debentures, January 2013 Debenture, and the LOC Convertible Debenture to convert such debentures into shares of the Company’s common stock at a conversion price of $0.40 per share.  The conversion would terminate the January 2012 Debentures and the January 2013 Debenture.  The conversion of the LOC Convertible Debenture, would convert the then outstanding principal and interest owed as of such date.  The Company agreed to issue a total of 1,855,747 shares of the Company’s common stock that had a value prior to the conversion of $742,300.

   On September 15, 2014, the Company entered into a debt exchange agreement with the Investor, pursuant to which the Company agreed to issue 1,900,000 shares of the Company’s common stock of $779,000 based on the value at the issuance, in exchange for the retirement of the December 2013 Debenture. The holder of the December 2013 Debenture sold it to the Investor prior to the debt exchange agreement.

    The Company issued an additional 160,333 shares of common stock to other consultants under consulting agreements for the nine months ended September 30, 2014. The shares were issued under the Company’s 2013 Equity Incentive Plan (the “Incentive Plan”). All issued shares have been valued at the closing price of the Company’s common stock on the date of issuance. The aggregate value of the shares issued was $57,320 for the nine months ended September 30, 2014.

Equity Plan

    The Company has issued share-based stock, stock unit and option awards to employees, non-executive directors and outside consultants under the Incentive Plan, which was approved by the Company’s Board of Directors in February of 2013. The Incentive Plan allows for the issuance of up to 10,000,000 shares of the Company’s common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The exercise price for all equity awards issued under the Incentive Plan is based on the fair market value of the common stock. Currently, because the Company’s common stock is quoted on the OTCQB, the fair market value of the common stock is equal to the last-sale price reported by the OTCQB as of the date of determination, or if there were no sales on such date, on the last date preceding such date on which a sale was reported. Generally, each vested stock unit entitles the recipient to receive one share of Company common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date. Stock units can vest according to a schedule or immediately upon award. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards, and have a ten-year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based.

    As of September 30, 2014, there were 8,113,235 stock units and 87,500 shares subject to options outstanding, the Company issued 854,270 shares as payments for services, and 944,995 shares were available for future grants under the Incentive Plan.

Stock-based Compensation

    The stock-based compensation expense for the three and nine months ended September 30, 2014 was $282,954 and $1,209,117, respectively, for the issuance of stock units and stock options. The stock-based compensation expense for the three and nine months ended September 30, 2013 was $289,270 and $1,962,379, respectively. The Company calculates the fair value of the stock units based upon the quoted market value of the common stock at the date of grant. The Company calculates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model. For the nine months ended September 30, 2014, the following weighted average assumptions were utilized for the stock option granted during the period:

September 30, 2014
Expected life (in years)	6.0
Expected volatility	228.48-236.78%
Average risk free interest rate	1.80-2.02%
Dividend yield	0%

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

    The following table summarizes the number of options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value

Outstanding at December 31, 2013	21,000	$0.64	9.9	$-
Granted	66,500	0.34	9.8	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2014	87,500	0.42	9.6	$3,885
Vested at September 30, 2014	87,500	$0.42	9.6	$3,885

    The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common shares that were in the money at September 30, 2014. At September 30, 2014 and December 31, 2013, the aggregate intrinsic value of all outstanding options was $3,885.

    The Company granted 66,500 and 51,000 options during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2014 and the year ended December 31, 2013 was $0.34 and $0.46, respectively.

 Stock Units

    The following table summarizes the number of stock units outstanding:

Restricted Stock Units
Outstanding at December 31, 2013	6,311,250
Granted	1,801,985
Expired	-
Cancelled	-
Forfeited	-
Outstanding at September 30, 2014	8,113,235
Vested at September 30, 2014	6,496,562

    The vested stock units at September 30, 2014 have not settled and are not showing as issued and outstanding shares of the Company. Settlement of these vested stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of the Company, or (iii) 10 years from date of issuance. Settlement of vested stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the board of directors.

    On February 15, 2013, the Company entered into a stock unit agreement with its President and Chief Executive Officer pursuant to his employment agreement. Under the terms of the agreement, the Company issued 6,000,000 stock units, 2,000,000 of the units vested immediately, while the remaining 4,000,000 vest in eight equal quarterly installments until January 1, 2015, subject to his continued service to the Company as of the vesting date.  As of September 30, 2014, 5,000,000 stock units have vested under this agreement. There were 1,500,000 stock units which vested during the nine months ended September 30, 2014 and the Company recognized expense of $837,000 which corresponds to the service period.

    On February 15, 2013, the Company entered into a stock unit agreement with a consultant. Under the terms of the agreement, the Company issued 300,000 stock units, with one thirty-sixth of the units vesting on the 7th day of each month beginning on March 7, 2013, subject to the consultant’s continued service to the Company as of the vesting date. At September 30, 2014, 158,327 shares have vested under this agreement. There were 74,997 stock units which vested during the nine months ended September 30, 2014 and the Company recognized expense of $28,166, which corresponds to the service period.

    In connection with the appointment of Ms. Dillen as Executive Vice President, Chief Financial Officer, the Company entered into an employment letter with her on February 6, 2014. Under the terms of the employment letter, Ms. Dillen received 600,000 stock units. 200,000 of the units vested after six months of employment, while the remaining 400,000 will vest in eight equal quarterly installments until August 6, 2016, subject to her continued service to the Company as of the vesting date. Ms. Dillen is also eligible to receive a grant of 100,000 stock units when the Company’s shares of common stock are listed on Nasdaq, all subject to Ms. Dillen’s continued employment.  As of September 30, 2014, 200,000 stock units have vested under this agreement. The Company recognized a total expense of $75,932 which corresponds to the service period.

    On February 6, 2014, the Company issued 852,273 stock units to the President and CEO in lieu of cash for the annual bonus.

    In May 2014, the Company issued an additional 75,000 restricted stock units to an employee, which vest according to the Company’s standard vesting plan. As of September 30, 2014, the Company recognized expense of $3,957 which corresponds to the service period.

    During the nine months ended September 30, 2014, the Company issued 103,712 stock units to its Board of Directors, and recognized $36,000 of expense related to the stock units.

   The Company recognized compensation expense for the three and nine months ended September 30, 2014 of $276,169 and $1,184,250, respectively, for the vested portion of the stock units related to employees.  As of September 30, 2014, compensation expense related to unvested shares not yet recognized in the income statement was $703,862 and is expected to be recognized over an average period of 1.75 years.

Warrants

    On December 7, 2011, the Company entered into a promissory note with Dawson James Securities, Inc. (“DJS”) whereby, as compensation for consulting services rendered, the Company agreed to pay DJS a sum of $50,000 at a rate of 8.0% per annum. On January 28, 2013, the Company paid DJS $54,548, which represents the principal and accrued interest due on the note, discharging the note in full. The Company issued 380,973 warrants in connection with the Dawson James notes. The warrants have an exercise price of $0.10 and expire December 6, 2018.

    The Company issued 250,000 warrants in connection with the February 2014 Convertible Debentures. The warrants have an exercise price of $0.50 and expire February 13, 2019 (See Note 7).

NOTE 10– SUBSEQUENT EVENTS

   On October 9, 2014, the Company entered into an asset purchase agreement (the “Vesele® Asset Purchase Agreement”), pursuant to which the Company acquired the existing inventory, all of the intellectual property, data, documentation, customer lists, licenses and related assets of the product Vesele® from Trōphikōs, Inc. (“Trōphikōs”).

 In connection with the acquisition, the Company issued to Trōphikōs, 142,857 shares of the Company’s common stock valued at $40,000, which represented the market value on the closing date of the agreement.  The Company will record an asset totaling $40,000 related to the Vesele® Asset Purchase Agreement and will amortize this amount over its estimated useful life of 10 years.

    The Vesele® Asset Purchase Agreement also requires the Company to pay to Trōphikōs a low, single digit royalty based on annual net sales described therein. The obligation for these payments expires on October 9, 2017.

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

    The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be beyond our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission, or the SEC. Except as required by applicable law, we do not intend to update any of the forward-looking statement to conform these statements to actual results.

Overview

   We are a San Diego, California based commercial-stage pharmaceutical company engaged in the commercialization, licensing, and development of non-prescription pharmaceutical and consumer care products. We market our products directly or through commercial partners to specialist physicians including urologists, gynecologists and therapists, and directly to consumers through on-line channels, retailers and wholesalers. We currently have commercial distribution agreements with companies who will be distributing certain of our products in 28 countries.  Our business model leverages our ability to acquire and in-license commercial products that are supported by scientific, and or clinical evidence, place them through our existing supply chain, retail and on-line channels to tap new markets and drive demand for such products and to establish physician relationships.

Strategy

    Our corporate strategy focuses on two primary objectives:

1.
Developing a diversified product portfolio of exclusive unique and patented non-prescription pharmaceutical and consumer health products in the over-the-counter market through: (a) the acquisition of marketed non-prescription pharmaceutical and consumer health products; and (b) the introduction of line extensions and reformulations of currently marketed products.

2.
Building a global sales and marketing model through international commercial partnerships with established complimentary partners that: (a) generates revenue; and (b) requires a lower cost structure compared to traditional pharmaceutical companies.

    The execution of our strategy is underway, and we have generated revenue from four of our products most notably from Zestra®, Zestra Glide®, EjectDelay®, and Sensum+ TM .

Sales and Marketing Strategy

   Our sales and marketing strategy is based on (a) working with direct commercial channel partners in the U.S. and also directly marketing the products ourselves to physicians, urologists, gynecologists and therapists and to other healthcare providers, and (b) working with exclusive international commercial partners outside of the U.S. We market and distribute our products in the U.S. through retailers, wholesalers and online channels. We commenced direct promotion of our products to physicians, urologists, gynecologists and therapists and to other healthcare providers in August 2014 through the 25 sales force representatives of our partner, Consortia Health. Our strategy outside the U.S. is to partner with companies who can effectively market and sell our products in their countries through their direct marketing and sales teams. The strategy of using our partners to commercialize our products is designed to limit our expenses and fix our cost structure, enabling us to increase our reach while minimizing the incremental spending impact on the Company. To date, we have multiple commercial partners with operations in 28 countries.

Results of Operations for the Three and Nine Months Ended September 30, 2014 Compared with the Three and Nine Months Ended September 30, 2013

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2014	2013		2014	2013

License Fee revenue	$325,000	$		$350,000	$
Product sales revenue	118,087		166	372,959		445
Total revenue	443,087		166	722,959		445

Operating expenses
Cost of product sales	51,299		-	157,696		-
Research & development	18,885		66,342	128,580		66,342
Stock-based compensation	465,567		438,299	1,676,873		2,316,800
General and administrative	528,384		209,828	1,609,050		770,118
Total operating expenses	1,064,135		714,469	3,572,199		3,153,260

Operating loss	(621,048)		(714,303)	(2,849,240)		(3,152,815)

Other income (expenses)
Loss on extinguishment of debt	(406,833)		-	(406,833)		-
Interest expense	(98,766)		(19,649)	(395,603)		(35,707)

Net income (loss) applicable to common shareholders	$(1,126,647)		$(733,952)	$(3,651,676)		$(3,188,522)

    Revenue: The Company recognized revenue of $443,087 during the three months ended September 30, 2014, compared to $166 for the three months ended September 30, 2013. The increase in revenue of $442,921, was due to the acquisition of and subsequent launch of our commercial products in the U.S. as well as the launch of our products with four of our international commercial partners. We recognized $325,000 in upfront fees related to the licensing agreement with Ovation Pharma, Orimed Pharma, and Sothema Laboratories, and $118,087 in product sales for Zestra®, Zestra Glide®, and EjectDelay® (See Note 4).

   The Company recognized revenue of $722,959 during the nine months ended September 30, 2014, compared to $445 for the nine months ended September 30, 2013. The increase in revenue of $722,514 was due to the acquisition of and subsequent launch of our commercial products in the U.S., as well as the launch of our products with four of our international commercial partners. We recognized $350,000 in upfront fees related to the licensing agreement with Ovation Pharma, Orimed Pharma, and Sothema, and $372,959 product sales for Zestra®, Zestra Glide®, and EjectDelay® (See Note 4).

 Research & Development: Research and development expenses are mainly related to the development and post marketing studies supporting Zestra®, Zestra Glide®, Sensum+™ and EjectDelay®.  Research & Development costs decreased in the third quarter as the Company completed many of the post marketing studies and launched the products for sale.

 General and administrative: General and administrative expenses consist primarily of sales and marketing support, legal, accounting and other infrastructure expenses related to the launch of our products.

 General and administrative expenses for the three months ended September 30, 2014 were $528,384 compared to $209,828 for the three months ended September 30, 2013. The increase of $318,556 was related to payroll, sales and marketing and legal expenses associated with the increase of our infrastructure to support the launch of our products in the U.S. and other territories.

    Stock-based compensation expense, included in general and administrative expenses, consisted of expense related to common stock, stock units and stock options granted to employees and consultants.  Stock based compensation expense for consultants included legal, sales and marketing, and investor relations support. Stock based compensation for the three months ended September 30, 2014 was $465,567 compared to $438,299 for the three months ended September 30, 2013. The increase of $27,268 was related to increased support for investor relations.

 General and administrative expenses for the nine months ended September 30, 2014 were $1,609,050 compared to $770,118 for the nine months ended September 30, 2013. The increase of $838,932 included an increase of $261,931 related to payroll, $243,306 related to support the launch of our products in the U.S. and other territories including, sales and marketing, legal, and insurance, and $333,695 related to expenses associated with the increase of our infrastructure to support the products.

 Stock-based compensation expense, included in general and administrative expenses, consisted of expense related to common stock, stock units and stock options granted to employees and consultants.  Stock based compensation expense for consultants included legal, sales and marketing, and investor relations support. Stock based compensation for the nine months ended September 30, 2014 were $1,676,873 compared to $2,316,800 for the nine months ended September 30, 2013. Stock compensation decreased $639,927 from the prior period as a result of an initial grant of restricted stock units to the Company’s Chief Executive Officer.

    Interest expense: Interest expense primarily includes interest related to the Company’s debt and amortization of debt discount (See Notes 7 and 8).

    For the three months ended September 30, 2014, interest expense, which included amortization of debt discount of $71,532, was $98,766, compared to $19,649 for the three months ended September 30, 2013. The increase of $79,117 was primarily due to an increase in debt discount related to the February 2014 Convertible Debenture.

 For the nine months ended September 30, 2014, interest expense, which included amortization of debt discount of $178,052, was $395,603, compared to $35,707 for the nine months ended September 30, 2013. The increase of $359,896 was primarily due to amortization of debt discount related to the February 2014 Convertible Debenture as well as the conversion of the convertible debt which occurred in February 2014.

    Loss on extinguishment of debt: For the three and nine months ended September 30, 2014, the Company recognized $406,833 for a loss on the extinguishment of debt related to the December 2013 Debenture.  A third party investor purchased the December 2013 Debenture and on September 15, 2014, the Company entered into a debt exchange agreement with the investor, pursuant to which the Company issued 1,900,000 shares of the Company’s common stock in exchange for the retirement of the December 2013 Debenture. (See Note 7).

Liquidity and Capital Resources

    The Company’s operations have been financed primarily through advances from officers, directors and related parties, outside capital, and from revenues generated from the recent launch of its products. These funds have provided the Company with the resources to operate its business, to sell and support its products, attract and retain key personnel, and add new products to its portfolio. To date, the Company has experienced net losses and negative cash flows from operations each year since its inception. As of September 30, 2014, the Company had an accumulated deficit of $10 million.

    The Company has raised funds through the issuance of debt and the sale of common stock. For the nine months ended September 30, 2014 the Company has raised $0.9 million in funds, which include $0.4 million from the issuance of convertible debentures to unrelated third parties in February 2014 and September 2014, $0.2 million in proceeds from the issuance of additional non-convertible debt instruments, as well as $0.3 million in proceeds from borrowings under a Convertible Debenture Line of Credit (“LOC Convertible Debenture”) that the Company entered into with its President and Chief Executive Officer. The LOC Convertible Debenture provides the Company with a line of credit in the amount of up to $1.5 million through the earlier of its successful completion of a financing of $4 million, or July 2016.  The Company currently has $1.2 million available for use. (See Note 8). The Company has also issued equity instruments where possible to pay for services from vendors and consultants.

As of September 30, 2014, the Company had $6,861 in cash and cash equivalents, $1.2 million in cash available for use under the LOC Convertible Debenture, and $0.4 million in accounts receivable. During the nine months ended September 30, 2014, the Company recognized $0.7 million in revenues, which included $0.3 million in upfront license fees from its partners for its commercial products and $0.4 million from sales of its commercially available products.  The Company expects that its existing capital resources, revenues from sales of its products, upcoming sales milestone payments from the commercial partners signed for its products, along with the $1.2 million in funds currently available for use under the LOC Convertible Debenture will be sufficient to allow the Company to continue its operations, commence the product development process, and launch selected products through October 1, 2015. However, the Company’s actual needs will depend on numerous factors, including timing of introducing its products to the marketplace, its ability to attract additional ex-US distributors for its products and its ability to in-license in non-partnered territories and/or develop new product candidates.

February 2014 Convertible Debenture

    On February 13, 2014, we sold to an unrelated third party accredited investor for $300,000, a (i) convertible debenture in the principal face amount of $330,000 (the “February 2014 Convertible Debenture”) and (ii) warrant to purchase 250,000 shares of our common stock (“Warrant Agreement”).

    The February 2014 Convertible Debenture bears interest at the rate of 10% per annum and the principal amount and interest are payable on March 13, 2015. The February 2014 Convertible Debenture may be converted in whole or in part at any time prior to March 13, 2015, by the holder at a conversion price of $0.40 per share, subject to adjustment. The Company has the option to redeem the February 2014 Convertible Debenture before its maturity by payment in cash of 125% of the then outstanding principal amount plus accrued interest and other amounts due.

    The Warrant Agreement provides the holder with the right to acquire up to 250,000 shares of common stock at an exercise price of $0.50 per share, subject to certain adjustments as described in the Warrant Agreement, at any time through the fifth anniversary of its issuance date.

September 2014 Convertible Debenture

    On September 29, 2014, we issued a convertible promissory note (the “Note”) to an unrelated third party accredited investor for $50,000. The Note has a principal face amount of $92,000, does not accrue interest and is due on March 28, 2016 (the “Maturity Date”). The Note carries the right to convert any part of the principal amount under the Note into shares of common stock at a conversion price of $0.40 per share (the “Conversion Price”). On the Maturity Date, any outstanding principal due under the Note will be automatically converted into common stock at the Conversion Price. The Note holder is prohibited from converting the Note to the extent that, as a result of such conversion, it beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Note.

Promissory Notes

    From time to time in 2014, we have sold promissory notes to various parties, including related parties, in the aggregate principal amount of $190,000.  The notes bear interest at the rate of 8% per annum, and are payable a year from issuance.

LOC Convertible Debenture

    In January 2013, we entered into the LOC Convertible Debenture with our President and Chief Executive Officer, which was amended and restated on March 18, 2013, amended on May 6, 2013, amended and restated on November 11, 2013, amended on February 19, 2014 and amended and restated on July 22, 2014. Under the terms of the LOC Convertible Debenture: (1) we can request to borrow up to a maximum principal amount of $1,500,000 from time to time; (2) amounts borrowed bear an annual interest rate of 8%; (3) the holder’s funding commitment automatically terminates on the earlier of either (a) when we complete a financing with minimum net proceeds of at least $4 million (the “Future Financing”), or (b) July 1, 2016; and (4) the holder had sole discretion to determine whether or not to make an advance upon our request.  Upon the occurrence of the Future Financing, the LOC Convertible Debenture shall automatically convert into the securities issued in the Future Financing on the same terms and conditions.  In the event the Future Financing does not occur on or prior to July 1, 2016, the LOC Convertible Debenture shall automatically convert into shares of our common stock at a conversion price of $0.312 per share.

    On February 19, 2014, we agreed with the holder of the LOC Convertible Debenture to convert the then outstanding principal and interest owed of $476,165 into 1,190,411 shares of our common stock at a conversion price of $0.40 per share. As of September 30, 2014, the principal amount owed under the LOC Convertible Debenture was $328,399, and there was approximately $1.2 million remaining available to use.

Cash Flows

   For the nine months ended September 30, 2014, cash used in operating activities was $894,912, consisting primarily of the net loss for the period of $3,651,676, offset by non-cash stock-based compensation expense of $1,209,117, and common stock, stock units and stock options issued for services of $467,756. Additionally, working capital changes consisted of cash increases of $211,679 related to an increase in accounts receivable from customers, increase of $114,956 related to accounts payable and accrued expenses, and an increase of $395,474 related to accrued compensation.

 For the nine months ended September 30, 2014, cash provided by financing activities was $868,399 and included $300,000 in proceeds from the issuance of the February 2014 Convertible Debenture, $150,000 in proceeds from the issuance of additional non-convertible debt instruments to related parties, as well as $328,399 in proceeds from borrowings under the LOC Convertible Debenture.

Critical Accounting Policies and Estimates

    For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Standards

    Refer to Note 3, in “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of new accounting standards.

Off- Balance Sheet Arrangements

    None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures [update]

(a) Evaluation of disclosure controls and procedures.

As of September 30, 2014, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2014 due to actions we have taken during 2014 to remediate material weaknesses identified in connection with the preparation and audit of our consolidated financial statements for the years ended December 31, 2013 and 2012. Such remediation actions included adding accounting resources, adding additional layers of review, and segregation of duties. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in internal control over financial reporting.

    During the quarter ended September 30, 2014, we: (1) hired a controller as an additional finance department member; (2) established a segregation of duties using a dual approval system for cash, sales, and expenditure cycles; and (3) implemented purchasing and approval controls which require dual approval for appropriate expenditures. Other than disclosed herein, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

    In the normal course of business, the Company may be a party to legal proceedings. The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

    Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    For the quarter ended September 30, 2014, the Company issued 150,000 shares of its common stock valued at $41,000 in exchange for investor relations services under the Company’s existing investor relations agreement with a third party.

    In August 2014, the Company entered into an additional investor relations agreement with a third party pursuant to which the Company agreed to issue over the term of the agreement an aggregate of 300,000 shares of common stock in exchange for investor relations services to be rendered.  As of September 30, 2014, the Company issued 50,000 shares valued at $15,000.

    On September 2, 2014, the Company issued 100,000 shares of stock to a consultant in exchange for marketing and public relations services to be rendered over six months, valued at $30,000.

    On September 15, 2014, the Company issued 1,900,000 shares of the Company’s common stock in exchange for the retirement of an outstanding promissory note in the principal face amount of $350,000 and accrued but unpaid interest of $22,167.

    The securities described above were offered and sold in reliance on Section 3(a)(9) or 4(a)(2) of the Securities Act of 1933 or Rule 506 of Regulation D promulgated thereunder. The Company relied on the investor’s written representations, including a representation that such investor is an “accredited investor” as that term is defined in Rule 501(a) under the Securities Act. The investor also represented that it was acquiring the securities for investment only and not with a view toward resale or distribution. The Company will request our stock transfer agent to affix appropriate restrictive legends to the stock certificates when issued. Neither the Company nor anyone acting on the Company’s behalf offered or sold the securities by any form of general solicitation or general advertising.

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

Innovus Pharmaceuticals, Inc.
(Registrant)

Dated: November 14, 2014	/s/ Bassam Damaj
Bassam Damaj, President and Chief
Executive Officer

Dated: November 14, 2014	/s/ Lynnette Dillen
Lynnette Dillen, Executive Vice President and Chief
Financial Officer

INDEX TO EXHIBITS
Exhibit No.	Description
10.01
Third Amended and Restated 8% Convertible Debenture, filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on July 23, 2014 and incorporated herein by reference.

10.02
Debt Exchange Agreement, between Innovus Pharmaceuticals, Inc. and Blackbridge Capital, LLC, dated September 15, 2014, filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on September 18, 2014 and incorporated herein by reference.

10.03
Convertible Promissory Note, dated September 29, 2014, issued to Blackbridge Capital, LLC, filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on October 3, 2014 and incorporated herein by reference.

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