Form 10-K
period 2014-12-31
INNOVUS PHARMACEUTICALS, INC.
filed 2015-03-31
CIK 1411879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Securities registered under Section 12 (g) of the Act:
Common Stock $0.001 par value

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2014, based on the closing sales price of the common stock as quoted on the OTCQB Market was $2,980,911. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

Outstanding Shares

As of March 24, 2015, the registrant had 40,545,545 shares of common stock outstanding.

-i-

PART I

This Annual Report on Form 10-K includes the accounts of Innovus Pharmaceuticals, Inc., a Nevada corporation (“Innovus Pharma”), together with its wholly-owned subsidiaries, as follows, collectively referred to as “we”, “us” or the “Company”: Semprae Laboratories, Inc., a Delaware corporation (“Semprae”), FasTrack Pharmaceuticals, Inc., a Delaware corporation (“FasTrack”) and Novalere, Inc., a Delaware corporation (“Novalere”).

“Zestra®”, “Zestra Glide®”, “EjectDelay®”, “Sensum+®”, “Vesele®” and other trademarks and intellectual property of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1.     Business.

Overview

We are an emerging pharmaceutical company engaged in the commercialization, licensing, and development of safe and effective non-prescription medicine and consumer care products to improve men’s and women’s health and vitality and respiratory diseases.  We deliver innovative and uniquely presented and packaged health solutions through our over-the-counter, (“OTC”) medicines and consumer and health products, which we market directly or through commercial partners to primary care physicians, urologists, gynecologists and therapists, and directly to consumers through on-line channels, retailers and wholesalers. Our business model leverages our ability to acquire and in-license commercial products that are supported by scientific, and or clinical evidence, place them through our existing supply chain, retail and on-line channels to tap new markets and drive demand for such products and to establish physician relationships. We currently market five products in the United States and in 28 countries around the world through our commercial partners.

Corporate Structure

We incorporated in the State of Nevada. In December 2011, we merged with FasTrack Pharmaceuticals, Inc. and changed our name to “Innovus Pharmaceuticals, Inc.”

In December 2013, we acquired Semprae, which had two commercial products in the U.S. and Canada, as a result of which, Semprae became our wholly-owned subsidiary.

In February 2015, we entered into a merger agreement, whereby we acquired Novalere and its worldwide rights to the Fluticare™ brand (Fluticasone propionate nasal spray).  We expect that the Abbreviated New Drug Application (“ANDA”) filed in November 2014 with the U.S. Food and Drug Administration (“FDA”) may be approved by the end of 2015 or in the first half of 2016, which will allow us to market and sell Fluticare™ over the counter.

Our Strategy

Our corporate strategy focuses on two primary objectives:

1.
Developing a diversified product portfolio of exclusive, unique and patented non-prescription pharmaceutical and consumer health products through: (a) the acquisition of products or obtaining exclusive rights to market such products; and (b) the introduction of line extensions and reformulations of currently marketed products; and

2.
Building an innovative, global sales and marketing model through commercial partnerships with established complimentary partners that: (a) generates revenue; and (b) requires a lower cost structure compared to traditional pharmaceutical companies.

We believe that our proven ability to market, license, acquire and develop brand name non-prescription pharmaceutical and consumer health products uniquely positions us to commercialize our products and grow in this market in a differentiated way. The following are additional details about our strategy:

●	Focusing on acquisition of commercial, non-prescription pharmaceutical and consumer health products that are well aligned with current therapeutic areas of male and female sexual health, pain, vitality and respiratory diseases. In general, we seek non-prescription pharmaceutical and consumer health products that are already marketed with scientific and/or clinical data and evidence that are aligned with our therapeutic areas, which we then can grow through promotion to physicians and expanding sales through our existing retail and online channels and commercial partners on a worldwide basis. We have done this through our acquisitions of (1) Ex-U.S. rights to Sensum+® from Centric Research Institute, or CRI, (2) Zestra® and Zestra® Glide from Semprae, (3) Vesele® from Trōphikōs, (4) US and Canada rights to Androferti® from Laboratorios Q Pharma (Spain) and (5) FlutiCare® from Novalere;

●	Increasing the number of U.S. non-exclusive distribution channel partners for direct and online sales and also open more channels directly to physicians, urologists, gynecologists and therapists. One of our goals is to increase the number of U.S. distribution channel partners that sell our products. To do this, we have devised a three-pronged approach. First, we are seeking to expand the number of OTC direct selling partners, such as the larger in-store distributors, and to expand sales to the more regional, statewide and local distributors, such as regional pharmacy chains, large grocery stores and supplement and health stores. Second, we are working to expand our online presence through relationships with well-known online sellers that we believe have sufficient customers to warrant our relationship with them. Third, we are seeking to expand sales of our OTC products directly through sampling programs and detailing to physicians, urologists, gynecologists, therapists and to other healthcare providers who generally are used to recommending to their patients products that are supported by strong scientific and/or clinical data and evidence;

●	Seeking commercial partnerships outside the U.S. and developing consistent international commercial and distribution systems. We seek to develop a strong network of international distribution partners outside of the U.S. To do so, we are relying in part on past relationships that Dr. Bassam Damaj, our President and Chief Executive Officer, has had with certain commercial partners globally. In addition, we believe we have the ability to develop new relationships with commercial distributors who can demonstrate they have leading positions in their regions and can provide us with effective marketing and sales efforts and teams to detail our products physicians and therapists. Our commercial partners outside the U.S. are responsible for storing, distributing and promoting our products to physicians, urologists, gynecologists, therapists and to other healthcare providers. We have already entered into 6 commercial partnerships covering our products in 28 countries outside the U.S.;

●	Developing a proprietary patent portfolio to protect the therapeutic products and categories we desire to enter. We have filed and are working to secure patent claims in the U.S. and abroad covering product inventions and innovations that we believe are valuable. These patents, if issued and ultimately found to be valid, may enable us to create a barrier to entry for competitors on a worldwide basis; and

●	Achievingcost economies of scale from lower cost manufacturing, integrated distribution channels and multiple product discounts. We believe that we can achieve higher gross margins per product by shifting manufacturing to lower cost manufacturers. We also feel that we can acquire other OTC and consumer healthcare products and reintroduce them into our networks utilizing our integrated distribution channels, thus receiving multiple product economies of scale from our distribution partners.

Our Products

Marketed Products

We have five products that are currently being marketed: (1) Zestra® , a non-medicated, patented consumer care product that has been clinically proven to increase desire, arousal, and satisfaction in women; (2) EjectDelay®, an OTC monograph-compliant benzocaine-based topical gel for treating premature ejaculation; (3) Sensum+®, a non-medicated consumer care cream that increases penile sensitivity (ex-U.S.); (4) Zestra Glide® , a clinically-tested high viscosity low osmolality water-based lubricant; and (5) Vesele ®, a proprietary and novel oral dietary supplement to maximize nitric oxide beneficial clinical effects on sexual functions and brain health. Vesele ® contains a patented formulation of L-Arginine and L-Citrulline in combination with the natural absorption enhancer Bioperine®.  While we generate revenue from the sale of our five products, most revenue is currently generated by Zestra®, Zestra® Glide, EjectDelay® and Sensum +®.

Zestra®

Zestra® is our proprietary blend of essential oils proven in two peer-reviewed and published U.S. placebo controlled clinical trials in 276 women to increase desire, arousal and satisfaction. Zestra® is commercialized in the U.S. and Canada through retailers such as Walmart, drug wholesalers such as McKesson and Cardinal Health and online.

Female Sexual Arousal Disorder, or FSAD, is a disorder part of the Female Sexual Dysfunction, or FSD, and is characterized by the persistent or recurrent inability to attain sexual arousal or to maintain arousal until completion of sexual activity. Forty-three percent (43%) of women age 18-59 experience some sort of sexual difficulties with no approved prescription products. The arousal liquid market is estimated to be around $500 million on a worldwide basis.  Zestra® achieved 0.5% of the US and Canada market share in 2013.

EjectDelay®

EjectDelay® is our proprietary, clinical proven OTC 7.5% benzocaine gel for premature ejaculation.  Benzocaine acts to inhibit the voltage-dependent sodium channels on the nerve membrane, stopping the propagation of the action potential and resulting in temporary numbing of the application site.   EjectDelay® is applied to the head of the penis ten minutes before intercourse.   Premature Ejaculation, or PE, is the absence of voluntary control over ejaculation resulting in ejaculation either preceding vaginal entry or occurring immediately upon vaginal entry and is defined as an ejaculation latency time of less than one minute. It is estimated that over 30% of males suffer from PE with a market size of $1 billion with a 10.3% annual growth rate. (The Journal of Sexual Medicine in 2007 Sex Med 2007) Topical anesthetics make up 14% of the total PE market.

Sensum+®

Sensum+® is a non-medicated cream which moisturizes the head and shaft of the penis for enhanced feelings of sensation and greater sexual satisfaction. It is a patent-pending blend of essential oils and ingredients generally recognized as safe that recently commenced marketing in the U.S. We acquired the global ex-U.S. distribution rights to Sensum+® from CRI. The safety and efficacy of Sensum+® was evaluated in two post-marketing survey studies in circumcised and non-circumcised men. A total of 382 men used Sensum+® twice daily for 14 consecutive days followed by once daily for eight weeks and as needed thereafter. Users reported a ~50% increase in penile sensitivity with the use of Sensum+®.

Zestra Glide®

Zestra Glide® is a clinically-tested water-based longer lasting lubricant. We acquired Zestra Glide in our acquisition of Semprae in December 2013. In a 57 patient safety clinical study, Zestra Glide® proved to be safe and caused no irritation or skin side effects during the six week trial. To our knowledge, Zestra Glide is the only water-based lubricant clinically tested for safety and has a viscosity of over 16000cps on the market. Increased viscosity usually translates into longer effects. The lubricant market is estimated to be around $200 million in the U.S.

Vesele®

Vesele® is a proprietary oral supplement of Arginine with high absorption backed with strong clinical use data in men and women for sexual dysfunction. Vesele® contains a patented formulation of L-Arginine and L-Citrulline in combination with the natural absorption enhancer Bioperine®. The beneficial effects of Vesele® on sexual and cognitive functions were confirmed in a four month US clinical survey study involving 152 patients (69 men and 83 women). Results from the clinical survey have indicated (1) improvement of erectile hardness and maintenance in men and increased sexual intercourse frequency with their partners and (2) lubrication in women, when taken separately by each.  Positive effects on brain health were translated by an increase in recall of words and names.

Pipeline Products

Androferti®

On January 28, 2015, we entered into an exclusive distribution agreement with Laboratorios Q Pharma (Spain) to distribute and commercialize Androferti in the U.S. by ourselves and in Canada through our partner. Androferti is a natural supplement that supports overall male reproductive health and sperm quality. Androferti®, has been shown in multiple published clinical trials to statistically increase seminal quality (concentration, motility, morphology and vitality) and  enhances spermatozoa quality (decreases of vacuoles in the sperm nucleus, decreases DNA fragmentation, decreases the dynamics of sperm DNA fragmentation, and improvement on the inventory of mobile sperms.

Fluticare™ (Fluticasone propionate nasal spray)

We expect that the ANDA filed in November 2014 with the FDA may be approved by the end of 2015 or in the first half of 2016 which will allow the Company to market and sell Fluticare™ over the counter.  FlutiCareTM is a nasal spray in the form of Fluticasone propionate that has been the most prescribed nasal spray to patients in the U.S. for more than five consecutive years. The nasal steroid market is over $1 billion annually in the U.S.

Sales and Marketing Strategy

Our sales and marketing strategy is based on (a) working with direct commercial channel partners in the U.S. and also directly marketing the products ourselves to physicians, urologists, gynecologists and therapists and to other healthcare providers and (b) working with exclusive commercial partners outside of the U.S. that would be responsible for sales and marketing in those territories. We market and distribute our products in the U.S. through retailers, wholesalers and online channels. The Company promotes its products directly to physicians, urologists, gynecologists and therapists and to other healthcare providers through a co-promotion partnership with Consortia Health.Our strategy outside the U.S. is to partner with companies who can effectively market and sell our products in their countries through their direct marketing and sales teams. The strategy of using our partners to commercialize our products is designed to limit our expenses and fix our cost structure, enabling us to increase our reach while minimizing the incremental spending impact on the Company.

Manufacturers and Single Source Suppliers

We use third-party manufacturers for the production of our products for development and commercial purposes. We believe there is currently excess capacity for manufacturing in the marketplace and opportunities to lower manufacturing cost through outsourcing to regions and countries that can do it on a more cost-effective basis. Some of our products are currently available only from sole or limited suppliers. We currently have multiple contract manufacturers for our multiple products, and we issue purchase orders to these suppliers each time we require replenishment of our product inventory. All of our current manufacturers are based in the U.S. and we are looking to establish contract manufacturing for certain of our products in Europe and the Middle Eastern and Northern Africa region to reduce the cost and risk of supply chain to our current and potential commercial partners in their territories.

Government Regulation

Our products are normally subject to regulatory approval or must comply with various U.S. and international regulatory requirements. Unlike pharmaceutical companies who primarily sell prescription products, we currently sell drug or health products into the OTC market. While prescription products normally must progress from pre-clinical to clinical to FDA approval and then can be marketed and sold, our products are normally subject to conformity to FDA monograph requirements and similar requirements in other countries, which requires a shorter time frame for us to satisfy regulatory requirements and permits us to begin commercialization.

Below is a brief description of the FDA regulatory process for the Company’s products in the U.S.

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

•	submission to the FDA of a new drug application, or NDA;

•	submission to the FDA of an abbreviated new drug application, or ANDA

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

Abbreviated New Drug Application

An ANDA contains data which when submitted to FDA's Center for Drug Evaluation and Research, Office of Generic Drugs, provides for the review and ultimate approval of a generic drug product. Once approved, an applicant may manufacture and market the generic drug product to provide a safe, effective, low cost alternative to the public than a bioequivalent prescription product.

A generic drug product is one that is comparable to an innovator drug product in dosage form, strength, route of administration, quality, performance characteristics and intended use.  Generic drug applications are termed "abbreviated" because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and effectiveness.  Instead, generic applicants must scientifically demonstrate that their product is bioequivalent (i.e., performs in the same manner as the innovator drug).  One way scientists demonstrate bioequivalence is to measure the time it takes the generic drug to reach the bloodstream in 24 to 36 healthy, volunteers.  This gives them the rate of absorption, or bioavailability, of the generic drug, which they can then compare to that of the innovator drug.  The generic version must deliver the same amount of active ingredients into a patient's bloodstream in the same amount of time as the innovator drug.

Using bioequivalence as the basis for approving generic copies of drug products was established by the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Waxman-Hatch Act. This Act expedites the availability of less costly generic drugs by permitting FDA to approve applications to market generic versions of brand-name drugs without conducting costly and duplicative clinical trials.  At the same time, the Act granted companies the ability to apply for up to five additional years of patent protection for the innovator drugs developed to make up for time lost while their products were going through the FDA's approval process. Brand-name drugs are subject to the same bioequivalence tests as generics upon reformulation.

BioEquivalency Studies

Studies to measure bioavailability and/or establish bioequivalence of a product are important elements in support of investigational new drug applications, or INDs, new drug applications, or NDAs, ANDAs, and their supplements. As part of INDs and NDAs for orally administered drug products, bioavailability studies focus on determining the process by which a drug is released from the oral dosage form and moves to the site of action. Bioavailability data provide an estimate of the fraction of the drug absorbed, as well as its subsequent distribution and elimination. Bioavailability can be generally documented by a systemic exposure profile obtained by measuring drug and/or metabolite concentration in the systemic circulation over time. The systemic exposure profile determined during clinical trials in the IND period can serve as a benchmark for subsequent bioequivalence studies. Studies to establish bioequivalence between two products are important for certain changes before approval for a pioneer product in NDA and ANDA submissions and in the presence of certain post-approval changes in NDAs and ANDAs. In bioequivalence studies, an applicant compares the systemic exposure profile of a test drug product to that of a reference drug product. For two orally or intra-nasally administered drug products to be bioequivalent, the active drug ingredient or active moiety in the test product must exhibit the same rate.

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

A product marketed pursuant to an OTC Monograph must be listed with the FDA’s Drug Regulation and Listing System and have a National Drug Code listing which is required for all marketed drug products. After marketing, the FDA may test the product or otherwise investigate the manufacturing and development of the product to ensure compliance with the OTC Monograph. Should the FDA determine that a product is not marketed in compliance with the OTC Monograph or is advertised outside of its regulations, the FDA may require corrective action up to and including market withdrawal and recall.

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

Competition

The OTC pharmaceutical market is highly competitive with many established manufacturers, suppliers and distributors that are actively engaged in all phases of the business. We believe that competition in the sale of our products will be based primarily on efficacy, regulatory compliance, brand awareness, availability, product safety and price. Our brand name OTC pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection and thereafter from generic or other competitive products. All of our existing products and products we have agreements to acquire compete with generic and other competitive products in the marketplace.

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

Research and Development
We have used outside contract research organizations to carry out our research and development activities.  During the years ended December 31, 2014 and 2013, we incurred research and development costs totaling $143,914 and $92,923, respectively. This increase was a result of testing, non-human primate safety studies, clinical studies and material purchases for our products Zestra®, Zestra Glide ®, EjectDelay® and Sensum+™.

Employees

We currently have three full-time employees, Dr. Bassam Damaj, who serves as our President and Chief Executive Officer, and Lynnette Dillen, who serves as our Executive Vice President, Chief Financial Officer, and our Controller.  We also rely on a number of consultants. Our employees are not represented by a labor union or by a collective bargaining agreement. Subject to the availability of financing, we intend to expand our staff to implement our growth strategy.

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

Risks Related to our Business

We will need additional funding or we will be forced to curtail or cease operations. Our current cash, plus the amount available to us under the funding commitment from our President and Chief Executive Officer and from our product sales and license revenue, is anticipated to sustain operations only through March 31, 2016.

As of December 31, 2014, we had total cash of $7,479, approximately $1.1 million in cash available for use under the LOC Convertible Debenture, and $191,601 in accounts receivable. In January 2015, we entered into two securities purchase agreements with an unrelated third party accredited investor as well as with our Chief Financial Officer, pursuant to which we issued original issue discount 10.0% debentures in the aggregate principal amount of $165,000 (issued at an original issue discount of 10.0%) and warrants to purchase 750,000 shares of our common stock.

In March of 2015, we extended the maturity dated of the 10% Debenture that was due March 13, 2015, until September 13, 2015.

Under the terms of the amended and restated 8% convertible debenture we entered into with our President and Chief Executive Officer, Bassam Damaj, Ph.D., we can currently borrow up to approximately $1,100,000. Dr. Damaj is required to provide us with funds under such debenture if we have insufficient liquidity to meet any material payment obligations arising in the ordinary course of business as they come due, up to the maximum of $1,500,000 in funding (subject to increase in certain circumstances). However, Dr. Damaj’s funding commitment terminates on the earlier to occur of (i) the consummation of one or more transactions pursuant to which we raise net proceeds of at least $4,000,000 and (ii) July 1, 2016. As of December 31, 2014 we borrowed $424,078 under this facility and there was approximately $1.1 million available for draw.  Dr. Damaj has agreed not to require the Company to repay the borrowing under the LOC or his accrued salary prior to April 2016.

We have paid numerous consultants and vendor fees through the issuance of equity instruments in order to conserve our cash, however there can be no assurance that we, our vendors, consultants, or employees will continue to agree to this arrangement.

The funding commitment from Dr. Damaj, along with the additional financing we received in January 2015, and from product sales and license revenue, is anticipated to sustain our operations only through March 31, 2016. We currently have no other funding commitments. If Dr. Damaj were not to perform on his funding commitment, we may not have the financial resources available to pursue remedies against him, and if we do pursue remedies against him, such actions could significantly impair our relationship with Dr. Damaj, potentially leading to the loss of his services.

We therefore will need additional funding, either through Dr. Damaj’s commitment, or other sources of equity or debt financings or partnering arrangements.  To the extent we raise additional capital through the sale of equity securities, the issuance of those securities could result in dilution to our shareholders. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations. In addition, we may be required to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies or products that we would otherwise seek to develop or commercialize ourselves or license rights to technologies or products on terms that are less favorable to us than might otherwise be available.

There is no assurance that we will be successful in raising the additional funds needed to fund our business plan. If we are not able to raise sufficient capital in the near future, our continued operations will be in jeopardy and we may be forced to cease operations and sell or otherwise transfer all or substantially all of our remaining assets.

We have never been profitable and have incurred an accumulated deficit of approximately $11,231,967 as of December 31, 2014. Our ability to generate further revenue and become profitable will depend, among other things, on (1) growing the current sales of our products including Zestra®, Zestra Glide®, EjectDelay® Sensum+®, Vesele®, Fluticare™, and Androferti® (2) the successful acquisition of additional commercial products (3) raising capital to implement our growth strategy, (4) obtaining any applicable regulatory approvals of our proposed product candidates, (5) the successful licensing and commercialization of our proposed product candidates, and (6) growth and development of our operations. If we are unable to accomplish these objectives, we may be unable to generate substantial revenue or achieve profitability.
.

We have a short operating history and have not produced significant revenues over a period of time.  This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

We have a short operating history with our current business model, which involves the commercialization, licensing, and development of OTC healthcare products.  While we have been in existence for years, we only began our current business model in 2013 and have only generated approximately $1.0 million in revenue in 2014, and our operations have not yet been profitable.  No assurances can be given that we will generate any significant revenue in the future. As a result, we have a very limited operating history for you to evaluate in assessing our future prospects.   Our operations have not produced significant revenues over a period of time, and may not produce significant revenues in the near term, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations.  You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company.  We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

We have a history of losses which may continue and which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $4,826,967 and $3,956,179 for the years ended December 31, 2014 and 2013, respectively.   In addition, at December 31, 2014, we had an accumulated deficit of $11,231,967.  We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including (1) growing the current sales of our products, (2) the successful acquisition of additional commercial products, (3) raising capital to implement our growth strategy, (4) obtaining any applicable regulatory approvals of our proposed product candidates, (5) the successful licensing and commercialization of our proposed product candidates, and (6) growth and development of our operations. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

The success of our business currently depends on the successful continuous commercialization of our five main products and these products may not be successfully grown beyond their current levels.

We currently have a limited number of products for sale. The success of our business currently depends on our ability, directly or through a commercial partner, to successfully market and sell those limited products outside the U.S. and to expand our retail and online channels in the U.S.

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

 If we fail to successfully introduce new products, we may lose market position.

New products, product improvements, line extensions or new packaging will be an important factor in our sales growth. If we fail to identify emerging consumer trends, to maintain and improve the competitiveness of our existing products or to successfully introduce new products on a timely basis, we may lose market position. Continued product development and marketing efforts have all the risks inherent in the development of new products and line extensions, including development delays, the failure of new products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions.

Our sales and marketing function is currently very limited and we currently rely on third parties to help us promote our products to physicians in the U.S. and rely on our partners outside the U.S. We will need to maintain the commercial partners we currently have and attract others or be in a position to afford qualified or experienced marketing and sales personnel for our products.

We have had only $1 million in sales of our products to date. We will need to continue to develop strategies, partners, and distribution channels to promote and sell our products.

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

The inability of a manufacturer to ship orders of our products in a timely manner or to meet quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect as our revenues would decrease and we would incur net losses as a result of sales of the product, if any sales could be made.

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

The business that we conduct outside the United States may be adversely affected by international risk and uncertainties.

Although our operations are based in the United States, we conduct business outside the United States and expect to continue to do so in the future.

In addition, we plan to seek approvals to sell our products in foreign countries. Any business that we conduct outside the United States will be subject to additional risks that may materially adversely affect our ability to conduct business in international markets, including:
  potentially reduced protection for intellectual property rights;
  unexpected changes in tariffs, trade barriers and regulatory requirements;
  economic weakness, including inflation, or political instability in particular foreign economies and markets;
  workforce uncertainty in countries where labor unrest is more common than in the United States;
  production shortages resulting from any events affecting a product candidate and/or finished drug product supply or manufacturing capabilities abroad;
  business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires; and
  failure to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act, or FCPA.
These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

Acquisitions involve risks that could result in a reduction of our operating results, cash flows and liquidity.

We have made, and in the future may continue to make strategic acquisitions. However, we may not be able to identify suitable acquisition opportunities. We may pay for acquisitions with our common stock or with convertible securities, which may dilute your investment in our common stock, or we may decide to pursue acquisitions that investors may not agree with. In connection with our latest acquisition, we have also agreed to substantial earn-out arrangements. To the extent we defer the payment of the purchase price for any acquisition through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods. In addition, acquisitions may expose us to operational challenges and risks, including:

•	the ability to profitably manage acquired businesses or successfully integrate the acquired business’ operations and financial reporting and accounting control systems into our business;

•	increased indebtedness and contingent purchase price obligations associated with an acquisition;

•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties;

•	the availability of funding sufficient to meet increased capital needs;

•	diversion of management’s attention; and

•	the ability to retain or hire qualified personnel required for expanded operations.

Completing acquisitions may require significant management time and financial resources.  In addition, acquired companies may have liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations. We cannot assure you that the indemnification granted to us by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with businesses or properties we assume upon consummation of an acquisition. We may learn additional information about our acquired businesses that materially adversely affect us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

Failure to successfully manage the operational challenges and risks associated with, or resulting from, acquisitions could adversely affect our results of operations, cash flows and liquidity. Borrowings or issuances of convertible securities associated with these acquisitions may also result in higher levels of indebtedness which could impact our ability to service our debt within the scheduled repayment terms.

We will need to expand our operations and increase the size of our Company, and we may experience difficulties in managing growth.

 As we increase the number of products we own or have the right to sell, we will need to increase our sales, marketing, product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	successfully attract and recruit new employees with the expertise and experience we will require;
•	Successfully grow our marketing, distribution and sales infrastructure; and
•	continue to improve our operational, manufacturing, financial and management controls, reporting systems and procedures.

If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully operate our business.

Our success depends to a significant extent upon the continued services of Dr. Bassam Damaj, our President and Chief Executive Officer. Dr. Damaj has overseen our current business strategy since inception and provides leadership for our growth and operations strategy as well as being our sole employee with any significant scientific or pharmaceutical experience. Loss of the services of Dr. Damaj would have a material adverse effect on our growth, revenues, and prospective business. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

Any employment agreement we enter into will not ensure the retention of the employee who is a party to the agreement. In addition, we have only limited ability to prevent former employees from competing with us. Furthermore, our future success will also depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire, and retain additional personnel. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Moreover, competition for personnel with the scientific and technical skills that we seek is extremely high and is likely to remain high. Because of this competition, our compensation costs may increase significantly. We presently have no scientific employees.

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

Competition and technological change may make our product candidates and technologies less attractive or obsolete.

We compete with established pharmaceutical and biotechnology companies that are pursuing other products for the same markets we are pursuing and that have greater financial and other resources. Other companies may succeed in developing or acquiring products earlier than us, developing products that are more effective than our products or achieve greater market acceptance.  As these companies develop their products, they may develop competitive positions that may prevent, make futile, or limit our product commercialization efforts, which would result in a decrease in the revenue we would be able to derive from the sale of any products.

If we fail to protect our intellectual property rights, our ability to pursue the development of our technologies and products would be negatively affected.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our technologies and products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies to produce and market products in direct competition with us and erode our competitive advantage. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in these foreign countries. We may not be able to prevent misappropriation of our proprietary rights.

We have received, and are currently seeking, patent protection for numerous compounds and methods of use. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following: patents that may be issued or licensed may be challenged, invalidated, or circumvented, or otherwise may not provide any competitive advantage; our competitors, many of which have substantially greater resources than us and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products either in the United States or in international markets; countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

Moreover, any patents issued to us may not provide us with meaningful protection, or others may challenge, circumvent or narrow our patents. Third parties may also independently develop products similar to our products, duplicate our unpatented products or design around any patents on products we develop. Additionally, extensive time is required for development, testing and regulatory review of a potential product. While extensions of patent term due to regulatory delays may be available, it is possible that, before any of our products candidates can be commercialized, any related patent, even with an extension, may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent.

In addition, the United States Patent and Trademark Office (the "PTO") and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated.

Our success depends on our patents, patent applications that may be licensed exclusively to us and other patents to which we may obtain assignment or licenses. We may not be aware, however, of all patents, published applications or published literature that may affect our business either by blocking our ability to commercialize our products, by preventing the patentability of our products to us or our licensors, or by covering the same or similar technologies that may invalidate our patents, limit the scope of our future patent claims or adversely affect our ability to market our products.

In addition to patents, we rely on a combination of trade secrets, confidentiality, nondisclosure and other contractual provisions, and security measures to protect our confidential and proprietary information. These measures may not adequately protect our trade secrets or other proprietary information. If they do not adequately protect our rights, third parties could use our technology, and we could lose any competitive advantage we may have. In addition, others may independently develop similar proprietary information or techniques or otherwise gain access to our trade secrets, which could impair any competitive advantage we may have.

Patent protection and other intellectual property protection is crucial to the success of our business and prospects, and there is a substantial risk that such protections will prove inadequate.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.

The pharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage. We may become subject to infringement claims or litigation arising out of patents and pending applications of our competitors, or additional interference proceedings declared by the PTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, PTO proceedings, and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain. Litigation may be necessary to enforce our issued patents, to protect our trade secrets and know-how, or to determine the enforceability, scope, and validity of the proprietary rights of others. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Although patent and intellectual property disputes might be settled through licensing or similar arrangements, the costs associated with such arrangements may be substantial and could include our paying large fixed payments and ongoing royalties. Furthermore, the necessary licenses may not be available on satisfactory terms or at all.

Competitors may infringe our patents, and we may file infringement claims to counter infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly.

Also, a third party may assert that our patents are invalid and/or unenforceable. There are no unresolved communications, allegations, complaints or threats of litigation related to the possibility that our patents are invalid or unenforceable. Any litigation or claims against us, whether or not merited, may result in substantial costs, place a significant strain on our financial resources, divert the attention of management and harm our reputation. An adverse decision in litigation could result in inadequate protection for our product candidates and/or reduce the value of any license agreements we have with third parties.

Interference proceedings brought before the U.S. Patent and Trademark Office may be necessary to determine priority of invention with respect to our patents or patent applications. During an interference proceeding, it may be determined that we do not have priority of invention for one or more aspects in our patents or patent applications and could result in the invalidation in part or whole of a patent or could put a patent application at risk of not issuing. Even if successful, an interference proceeding may result in substantial costs and distraction to our management.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or interference proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If investors perceive these results to be negative, the price of our common stock could be adversely affected.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to: obtain licenses, which may not be available on commercially reasonable terms, if at all; abandon an infringing product candidate; redesign our products or processes to avoid infringement; stop using the subject matter claimed in the patents held by others; pay damages; and/or defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

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

We may never receive ANDA approval for our product Fluticare®, which we are relying upon to generate a significant amount of future revenue.

Because of the unpredictability of the FDA review process for generic drugs, the ANDA filed for our product Fluticare® may never be approved by the FDA for a variety of reasons.  If such ANDA is not approved, we will not be able to realize revenues from the sale of this drug and our revenues will not grow as quickly as we anticipate.

Risks Related to Owning our Common Stock

Sales of additional shares of our common stock could cause the price of our common stock to decline.

As detailed elsewhere in this annual report, since June 2014, we have issued approximately 17,128,620 shares, or 42.2% of our shares outstanding as of March 24, 2015 of which approximately 13 million were issued in conjunction with our acquisition of Novalere. While substantially all of those shares were restricted securities, such shares may be sold under Rule 144 of the Securities Act of 1933, subject to any applicable holding period.  As such, sales of substantial amounts of our common stock in the public or private markets, or the availability of such shares for sale by us, including the issuance of common stock upon conversion and/or exercise of outstanding convertible securities, warrants and options, could adversely affect the price of our common stock. We may sell shares or securities convertible into shares of common stock, which could adversely affect the market price of shares of our common stock.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to obtain future financing. To the extent the trading price of our common stock at the time of exercise of any of our outstanding options or warrants exceeds their exercise price, such exercise will have a dilutive effect on our stockholders.

The market price for our common stock may be volatile, and your investment in our common stock could decline in value.

The stock market in general has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology and specialty pharmaceutical companies, particularly companies like ours with limited product revenues, have been highly volatile and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of technological innovations or new products by us or our competitors;
•	announcement of FDA approval or disapproval of our product candidates or other product-related actions;
•	developments involving our discovery efforts and clinical trials;
•	developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;
•	developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;
•	announcements concerning our competitors, or the biotechnology, pharmaceutical or drug delivery industry in general;
•	public concerns as to the safety or efficacy of our products or our competitors’ products;
•	changes in government regulation of the pharmaceutical or medical industry;
•	actual or anticipated fluctuations in our operating results;
•	changes in financial estimates or recommendations by securities analysts;
•	developments involving corporate collaborators, if any;
•	changes in accounting principles; and
•	the loss of any of our key management personnel.

In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results and financial condition.

We do not anticipate paying dividends on our common stock and, accordingly, shareholders must rely on stock appreciation for any return on their investment.

We have never declared or paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The declaration of dividends is subject to the discretion of our board of directors and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value.

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

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our articles of incorporation give our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock or to create a series of preferred stock, we may issue such shares in the future.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

As of March 24, 2015, our directors, executive officers and principal stockholders (those beneficially owning in excess of 5%), and their respective affiliates, beneficially own approximately 55.3% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B. Unresolved Staff Comments.

There are no unresolved staff comments at December 31, 2014.

Item 2. Properties.

We maintain our principal office at 9171 Towne Centre Drive, Suite 440, San Diego, California 92122. Our telephone number at that office is (858) 964-5123. Our lease agreement was entered into on January 15, 2014 and expires on January 15, 2016. Our monthly rental rate under the agreement is approximately $7,270 per month.

We believe that our existing facilities are suitable and adequate to meet our current business requirements, but we will require a larger, more permanent space as we add personnel consistent with our business plan. We anticipate we will be able to acquire additional facilities as needed on terms consistent with our current lease.  We maintain a website at www.innovuspharma.com and the information contained on that website is not deemed to be a part of this annual report.

Item 3.     Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities.

Market Information

Our common stock is available for quotationon the OTCQB underthe trading symbol  “INNV.” The market for our common stock is limited. The prices at which our common stock may trade may be volatile and subject to broad price movements.

The following table sets forth the high and low bid prices per share of our common stock for the periods indicated as reported on the OTCQB. The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

	2014		2013
	High	Low	High	Low
First Quarter	$0.93	$0.26	$0.69	$0.15
Second Quarter	$0.50	$0.24	$0.65	$0.27
Third Quarter	$0.50	$0.11	$1.16	$0.26
Fourth Quarter	$0.42	$0.15	$0.90	$0.28

As of March 24, 2015, we had 539 record holders of our common stock. The number of record holders does not include holders who hold their stock in “street name” inside bank or brokerage accounts.

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

Recent Sales of Unregistered Securities

During the fiscal quarter ended December 31, 2014, we did not sell any unregistered securities that have not been previously reported as sales of unregistered securities on Form 8-K.

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

Overview

We are an emerging pharmaceutical company engaged in the commercialization, licensing, and development of safe and effective non-prescription medicine and consumer care products to improve men’s and women’s health and vitality and respiratory diseases.  We deliver innovative and uniquely presented and packaged health solutions through our over-the-counter, (“OTC”) medicines and consumer and health products, which we market directly or through commercial partners to primary care physicians, urologists, gynecologists and therapists, and directly to consumers through on-line channels, retailers and wholesalers. Our business model leverages our ability to acquire and in-license commercial products that are supported by scientific, and or clinical evidence, place them through our existing supply chain, retail and on-line channels to tap new markets and drive demand for such products and to establish physician relationships. We currently market five products in the United States and in 28 countries around the world through our commercial partners.

We have five products that are currently being marketed: (1) Zestra® , a non-medicated, patented consumer care product that has been clinically proven to increase desire, arousal, and satisfaction in women; (2) EjectDelay®, an OTC monograph-compliant benzocaine-based topical gel for treating premature ejaculation; (3) Sensum+®, a non-medicated consumer care cream that increases penile sensitivity (ex-U.S.); (4) Zestra Glide® , a clinically-tested high viscosity low osmolality water-based lubricant; and (5) Vesele ®, a proprietary and novel oral dietary supplement to maximize nitric oxide beneficial clinical effects on sexual functions and brain health. Vesele ® contains a patented formulation of L-Arginine and L-Citrulline in combination with the natural absorption enhancer Bioperine®.  While we generate revenue from the sale of our five products, most revenue is currently generated by Zestra®, Zestra® Glide, EjectDelay® and Sensum +®.

Our Strategy

Our corporate strategy focuses on two primary objectives:

1.
Developing a diversified product portfolio of exclusive, unique and patented non-prescription pharmaceutical and consumer health products through: (a) the acquisition of products or obtaining exclusive rights to market such products; and (b) the introduction of line extensions and reformulations of currently marketed products; and

2.
Building an innovative, global sales and marketing model through commercial partnerships with established complimentary partners that: (a) generates revenue; and (b) requires a lower cost structure compared to traditional pharmaceutical companies.

             We believe that our proven ability to market, license, acquire and develop brand name non-prescription pharmaceutical and consumer health products uniquely positions us to commercialize our products and grow in this market in a differentiated way.

Business Combinations

The following transactions are critical to understanding our business and financial statements.

Acquisition of Semprae

On December 24, 2013, we acquired all of the outstanding shares of Semprae in exchange for the issuance of 3,201,776 shares of our common stock issued to the former Semprae stockholders. In the transaction, we also agreed to pay the former Semprae stockholders an annual royalty equal to five percent of the net sales from Zestra®, and Zestra® Glide and any second generation products derived primarily therefrom up until the time that a generic version of such product is introduced worldwide by a third party.  As a result of the acquisition, we acquired all of Semprae’s assets and liabilities, including the Zestra products.

Acquisition of Novalere

On February 4, 2015 we entered into an agreement to acquire all of the outstanding shares of Novalere from the Novalere Stockholders and subsequently closed the transaction on February 5, 2015. As a result of the transaction, we issued the Consideration Shares to the Novalere Stockholders (except those who received cash), of which the Closing Consideration Shares (12,947,657 shares of common stock) were issued to the Novalere Stockholders and the remaining ANDA Consideration Shares will be delivered only if the ANDA Approval is obtained.  In addition, the Novalere Stockholders are entitled to receive, if and when earned, the Earn-Out Payments. For every $5 million in Net Revenue by the Target Product, the Novalere Stockholders will be entitled to receive, on a pro rata basis, $500,000, subject to  cumulative maximum Earn-Out Payments of $2.5 million.

As a result of the transaction, we acquired the worldwide rights to the Fluticare™ brand (Fluticasone propionate nasal spray) from Novalere.  Innovus expects that the ANDA filed in November 2014 with the FDA may be approved by the end of 2015 or in the first half of 2016.  Fluticasone Propionate Nasal Spray is the #1 most prescribed nasal steroid in the U.S. since 2007, with more than 150 million units sold and has been sold and is the #1 prescribed nasal spray to patients in the U.S. for more than five consecutive years.  More than 40 million units of FlutiCare™ nasal spray product form have been sold in the U.S. in 2014, and the worldwide market is estimated to be over $1 billion annually.

Results of Operations

Fiscal year Ended December 31, 2014 Compared to Fiscal year Ended December 31, 2013

Revenues

We recognized revenues of $1,030,113 for the year ended December 31, 2014, compared to $6,641 for the year ended December 31, 2013. Revenue was generated from the acquisition of and subsequent launch of our commercial products in the U.S., as well as the launch of our products with four of our international commercial partners. We recognized $375,000 in upfront fees related to the licensing agreements with Ovation Pharma, Orimed Pharma, and Sothema, and $655,113 in product sales for Zestra®, Zestra Glide®, EjectDelay®, Sensum +®,and Vesele®.

Cost of Goods Sold

We recognized cost of goods sold of $292,080 for the year ended December 31, 2014, compared to $1,821 for the year ended December 31, 2013. The cost of goods sold includes the cost of inventory, shipping and royalties.

Research and Development

Research and development expenses increased to $143,914 for the year ended December 31, 2014 from $92,923 for the year ended December 31, 2013. This increase was a result of conducting testing, clinical trials, material purchases related to product testing, and regulatory costs for our products Zestra®, EjectDelay® and Sensum+™.

General and Administrative

General and administrative expenses increased by $577,919 to $4,378,749 for the year ended December 31, 2014, from $3,800,830 for the year ended December 31, 2013. This was primarily due to increases in expense of $290,000 related to common stock, stock units and stock options issued for services, and an increase of $295,000 in payroll and related expenses for employees that were hired during the year.  Additionally, our general and administrative expenses include professional fees, investor relations, insurance premiums, public reporting costs and general corporate expenses. We expect our general and administrative expenses to increase most notably in the area of compensation as we build our business and increase our sales and commercialization efforts of our products.

Other Income and Expense

We recognized interest expense of $532,230 and $67,246 for the years ended December 31, 2014 and 2013, respectively, which includes non-cash interest expense of $443,867 related to debt discounts and debt conversions in 2014 and $8,017 in 2013. This increase was primarily due to amortization of debt discount related to the February 2014 Convertible Debenture and the LOC convertible debenture as well as the conversion of the convertible debt which occurred in February 2014.  We recognized a loss from extinguishment of debt of $406,833 related to the re purchase and subsequent cancellation of the Lourmarin note.  Also included in other expenses is a fair value adjustment of approximately $103,000 for the Contingent Consideration related to the re-measurement of the royalty due to the former shareholders from the Semprae acquisition.

Net Loss

As a result of the foregoing, we recognized net losses of $4,826,967 and $3,956,179 for the years ended December 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments, primarily to related parties including directors and officers. Combined with minimal revenue, these funds have provided us with the resources to operate our business, to sell and support our products, attract and retain key personnel, and add new products to our portfolio. To date, we have experienced net losses and negative cash flows from operations each year since our inception. Through December 31, 2014, we had an accumulated deficit of $11,231,967.

As of December 31, 2014, we had $7,479 in cash and cash equivalents, $1.1 million in cash available for use under the LOC Convertible Debenture and $191,601 in accounts receivable. We have raised funds through the issuance of convertible debentures and sale of common stock. We have also utilized equity instruments where possible to pay for services from vendors and consultants. Furthermore, we have an arrangement with our Chief Executive Officer which provides for a line of credit to us and permits the deferral of salary payments as described below. Based upon these factors and arrangements we believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We expect that our short-term operating expenses will be substantial as we continue to sell and support our products and attract and retain key personnel.

Significant borrowings include the following:

Line of Credit Convertible Debenture

In January 2013, we entered into a line of credit convertible debenture with our Chief Executive Officer and President.  (See Notes 5 and 10 to the financial statements). Dr. Damaj is committed to advance funds (up to the maximum amount borrowable thereunder) to us upon our request if and to the extent we will have insufficient liquidity to meet any material payment obligations arising in the ordinary course of business as they come due. Dr. Damaj’s funding commitment automatically terminates on the earlier of July 1, 2016 or when we complete a financing with minimum net proceeds of at least $4,000,000. In addition, Dr. Damaj’s funding commitment increases by the gross amount of any cash salary, bonus or severance payments provided to him under his employment agreement with us. His salary has been accrued and not paid under the provision of his employment agreement stating that salary payments will be accrued and not paid for so long as payment of such salary would jeopardize our ability to continue as a going concern.  Dr. Damaj has agreed not to require the Company to repay the borrowings under the LOC convertible debt or accrued salary prior to April 2016.

During 2013, we borrowed $448,475 against the LOC.  On February 19, 2014, we agreed with Dr. Bassam Damaj to convert the then current principal and interest owed under the LOC Debenture as of such date into shares of our common stock at a conversion price of $0.40 per share. The principal and interest amount owed under the LOC Debenture immediately prior to conversion was $476,165, which was converted into 1,190,411 shares of our common stock. On July 22, 2014 the principal amount which may be borrowed under the LOC was increased from $1 million to $1.5 million.  During 2014, we borrowed $424,078 against the LOC.  The LOC Debenture continues to exist outstanding in accordance with its terms, and as of December 31, 2014 we may borrow up to $1.1 million.  The securities to be issued upon automatic conversion will be either the Company’s securities that are issued to the investors in a Qualified Financing, or, if the financing does not occur by July 1, 2016, shares of the Company’s common stock based on a conversion price of $0.312 per share (80% times the quoted market price of the Company’s common stock on the date of the amendment). On July 22, 2014, the principal amount which may be borrowed under the LOC was increased from $1 million to $1.5 million. During 2014, we borrowed $424,078 agains the LOC.

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

On March 12, 2015 we entered into an agreement to extend the SPA Debenture for six months.  The new maturity date of the SPA Debenture is September 13, 2015 and the SPA Debenture was amended so that we may prepay the SPA Debenture at our option.  As consideration for the extension, we issued the note holder 250,000 shares of common stock and amended and restated the warrant.  The warrant was originally exercisable until February 13, 2019 for 250,000 shares of common stock at an exercise price of $0.50 per share, subject to anti-dilution protection. The warrant, as amended and restated, has been increased to 500,000 shares, and is exercisable until March 12, 2020 at an exercise price of $0.30 per share of common stock. The warrant, as amended and restated, contains certain anti-dilution protection provisions.

September 2014 Convertible Note

On September 29, 2014, we issued a convertible promissory note (the “Note”) to an unrelated third party for $50,000.  The Note has a principal face amount of $92,000, does not accrue interest, and is due on March 28, 2016 (the “Maturity Date”). The Note bears the right to convert any part of the principal amount under the Note into shares of our common stock at a conversion price of $0.40 per share (the “Conversion Price”).  On the Maturity Date, any outstanding principal due under the Note will be automatically converted into common stock at the Conversion Price.  The implicit interest rate is 41%, related to the original issue discount and benficial conversion feature.

January 2015 Promissory Notes

On January 21, 2015, we entered into securities purchase agreements (the “Securities Purchase Agreements”) with an unrelated third party and Lynnette Dillen, our Chief Financial Officer whereby we issued and sold to the investors promissory notes in the aggregate principal face amount of $165,000 and issued warrants to purchase up to 750,000 shares of our common stock for gross proceeds of $150,000. The notes are due on July 31, 2015 and accrued a one-time interest charge of 8%.

Sources and Uses of Cash

At December 31, 2014, we had cash of $7,479 as well as approximately $1.1 million available under the line of credit. For the year ended December 31, 2014, cash used in operating activities was $841,270, consisting primarily of the net loss for the period of $4,826,967,offset by non-cash stock compensation expense of $1,509,005, common stock issued for services of $749,063, $443,867 for non-cash accretion of debt discount to interest expense, and $114,006 for amortization expense of intangible assets, and a charge related to the change in fair value of the contingent consideration of $103,274.

Additionally, working capital changes consisted of cash increases related to a $210,549 increase in accounts payable and accrued expenses, a $511,262 increase in accrued compensation,  a $86,353 increase in interest payable, and a $25,040 decrease in accounts receivable offset by cash decreases related to a $88,108 increase in inventory and a decrease in deferred revenue of $150,345.

For the year ended December 31, 2014, cash used in investing activities was $61,534 including the purchase of intangible assets associated with the Sensum+® patent filings.  For the year ended December 31, 2014, cash provided by financing activities was $876,910 relating primarily to $300,000 in proceeds from the issuance of the February 2014 Convertible Debenture, $150,000 in proceeds from the issuance of additional non-convertible debt instruments to related parties, as well as $424,078 in proceeds from borrowings under the LOC Convertible Debenture.

We expect that our existing capital resources, including the funds we may borrow under the line of credit convertible debenture entered with our President and Chief Executive Officer, of which approximately $1,100,000 is still available, will be sufficient to allow us to continue our operations and commercialization of our products. However, our actual needs will depend on numerous factors, including timing of introducing our products to the marketplace, our ability to attract ex-US distributors for our products, our ability to in-license or develop new product candidates and our ability to finalize merger and acquisition activities. As a result, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned commercial and development operations, enter into strategic relationships or merge or be acquired by another company. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value.

Fair Value Measurement

Our financial instruments are cash, trade accounts receivable, accounts payable, accrued liabilities, contingent liabilities convertible debentures and a convertible debt instrument. The recorded values of cash, trade accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of convertible debentures and convertible debt, net of the discount, approximate the fair value as the interest rate (stated or effective) approximates market rates for similar instruments.

We follow a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving significant unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

•	Level 1 measurements are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 measurements are inputs other than quoted prices included in Level 1 that are observable either directly or indirectly; and

•	Level 3 measurements are unobservable inputs.

Revenue Recognition, Trade Receivables and Deferred Revenue

We generate revenues from product sales and the licensing of the rights to market and commercialize our products.

We recognize revenue in accordance with ASC 605, Revenue Recognition.  Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Product Sales. We ship product to our customers pursuant to purchase agreements or orders. We recognize revenues from product sales generally at shipping point or when delivered as specified in the sales contract.

Net Sales. We have recognized net revenue from product sales that have occurred through CRI’s website. Net revenue is recognized net of cost of the product, warehousing, shipping and royalty costs. Certain product sales have been recorded as deferred revenue where the product is currently not available.

License Arrangements.  Payments received by us under license arrangements to market and commercialize its products may include non-refundable upfront fees, license fees, milestone payments for specific achievements designated in the agreements, and royalties on sales of products. We consider a variety of factors in determining the appropriate method of accounting under our license arrangements, including whether the various elements can be separated and accounted for individually as separate units of accounting. We recognized $375,000 from licensing revenues for the year ended December 31, 2014 compared to $0 for the year ended December 31, 2013.

Sales Allowances

We accrue for product returns, volume rebates and promotional discounts in the same period the related sale is recognized.

Our product returns accrual is primarily based on estimates of future product returns over the period customers have a right of return, which is in turn based in part on estimates of the remaining shelf-life of products when sold to customers. Future product returns are estimated primarily based on historical sales and return rates. We estimate our volume rebates and promotional discounts accrual based on our estimates of the level of inventory of our products in the distribution channel that remain subject to these discounts. The estimate of the level of products in the distribution channel is based primarily on data provided by our customers.

The estimated return reserve, which is included in accounts receivable, was $23,732 at December 31, 2014, and insignificant at December 31, 2013.

Research and Development Costs

Research and development (“R&D”) costs, including research performed under contract by third parties, are expensed as incurred. Major components of R&D expenses consist of testing, clinical trials, material purchases and regulatory affairs.

Stock-based Compensation

We account for stock-based compensation in accordance with ASC 718, by recognizing the fair value of stock compensation as an expense in the calculation of net income (loss). We recognize stock compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. The exercise price for all equity issued is based on the fair market value of the common stock.  Stock and stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the stock, stock units or stock options at the time they are issued, or the fair value of services received, whichever is more readily determinable, and are expensed as service is provided.

Beneficial Conversion Features and Debt Discounts

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by us as a debt discount. We amortize the discount to interest expense over the life of the debt using the effective interest rate method. Our 8% convertible debentures and convertible line of credit contain a BCF related to the conversion feature of the notes.

Recent Accounting Pronouncements

See Footnote 1 to our consolidated financial statements for the years ended December 31, 2014 and 2013. The adoption of recently implemented accounting rules and policies did not have any impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease	$94,201	86,931	7,270	-	-

We have an operating lease for our corporate office facility located in San Diego, California.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)) as of December 31, 2014. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2014, these disclosure controls and procedures were effective as a result of actions we have taken during 2014 to remediate material weaknesses identified in connection with the preparation and audit of our consolidated financial statements for the years ended December 31, 2013 and 2012. Such remediation actions included adding accounting resources, adding additional layers of review, and segregation of duties.

Management’s Report on Internal Control over Financial Reporting

Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report by EisnerAmper LLP, our independent registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance.

The names of our executive officers and directors and their age, title, and biography as of March 30, 2015 are set forth below:

Name	Age	Title
Bassam Damaj, Ph.D.	47	President and Chief Executive Officer
Lynnette Dillen, CPA	46	Executive Vice President and Chief Financial Officer
Henry Esber, Ph.D.	76	Chairman of the Board of Directors
Vivian Liu	53	Director
Ziad Mirza, M.D.	53	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

Bassam Damaj, Ph.D., has served on our Board of Directors and as our President and Chief Executive Officer, since January 22, 2013. Before joining Innovus Pharma, Dr. Damaj served as President and Chief Executive Officer of Apricus Biosciences, Inc. (NASDAQ: APRI) (“Apricus Bio”) from December 2009 until November 2012. Before joining Apricus Bio, Dr. Damaj was a co-founder of Bio-Quant, Inc. and served as the Chief Executive Officer and Chief Scientific Officer and as a member of Bio-Quant’s board of directors from its inception in June 2000 until its acquisition by Apricus Bio in June 2011. In addition, Dr. Damaj was the founder, Chairman, President and Chief Executive Officer of R&D Healthcare, and the co-founder of Celltek Biotechnologies. He also served as a member of the Board of Directors of CreAgri, Inc. and was Member of the Scientific Advisory Board of MicroIslet, Inc. He is the author of the Immunological Reagents and Solutions reference book, the inventor of many patents and the author of numerous peer reviewed scientific publications. Dr. Damaj won a U.S. Congressional award for the Anthrax Multiplex Diagnostic Test in 2003. Dr. Damaj holds a Ph.D. degree in Immunology/Microbiology from Laval University and completed a postdoctoral fellowship in molecular oncology at McGill University.  Dr. Damaj’s significant experience with our business and his significant executive leadership experience, including his experience leading several pharmaceutical companies, were instrumental in his selection as a member of the board of directors.

Lynnette Dillen, CPA has served as our Executive Vice President and Chief Financial Officer since February 2014. Prior to this appointment, she served as our Vice President, Finance, a position she held since September 2013. Before joining us and since 2006, she was a consultant and chief financial officer to a number of private and public venture capital and investment banking-backed clients primarily in the life science and technology fields including STW Resources, Inc., Kultevat LLC and Splash AD, Inc. From 2003 to 2006, she was the Chief Financial Officer for the Catalina Restaurant Group, Inc. From 2000 to 2003, she was the Vice President of Corporate Finance at Wireless Knowledge, Inc. (a QUALCOMM and Microsoft joint venture). Prior to that time, from 1997 to 2000 she was the Director of Finance-Domestic for Blockbuster, Inc. and from 1993 to 1997 she was Director of Internal Audit for Chart House Enterprises, Inc. She started her career at Arthur Anderson LLP as a Senior Auditor and was there from 1990 to 1993. Ms. Dillen has a BS degree in accounting from Baylor University.

Henry Esber, Ph.D. has served as a member of our Board of Directors since January 2011 and has served as Chairman of the Board since January 18, 2013. In 2000, Dr. Esber co-founded Bio-Quant, Inc., a pre-clinical discovery contract research organization in San Diego, California. From 2000 to 2010, he served as its Senior Vice President and Chief Business Development Officer. Dr. Esber has more than 30 years of experience in the pharmaceutical service industry. Dr. Esber served on the Board of Directors of Apricus Bio from December 2009 to January 2013, and currently serves on the Board of Directors of several private pharmaceutical companies.  Dr. Esber’s significant scientific background and experience was instrumental in his selection as a member of the board of directors.

Vivian Liu, has served as a member of our Board of Directors since December 2011 and served as our President, Chief Executive Officer and Chief Financial Officer from December 2011 to January 22, 2013. Prior to that, she served as the President and Chief Executive Officer of FasTrack Pharma from January 2011 to December 2011. In 1995, Ms. Liu co-founded NexMed, Inc., which in 2010 was renamed to Apricus BioSciences, Inc. (Nasdaq: APRI). Ms. Liu was NexMed’s President and Chief Executive Officer from 2007 to 2009. Prior to her appointment as President, Ms. Liu served in several executive capacities, including Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Vice President of Corporate Affairs. She was appointed as a director of NexMed in 2007 and served as Chairman of its Board of Directors from 2009 to 2010. Ms. Liu has an M.P.A. from the University of Southern California and has a B.A. from the University of California, Berkeley.  Ms. 'Liu’s significant executive leadership experience, including her experience leading several pharmaceutical companies, as well as her membership on public company boards was instrumental in her selection as a member of the board of directors.

Ziad Mirza, M.D., has served as a member of our Board of Directors since December 2011, and served as Chairman of our Board of Directors from December 2011 to January 2013. He also served as FasTrack’s Acting Chief Executive Officer from March 2010 to December 2010. He is the President and co-founder of Baltimore Medical and Surgical Associates. He is a Certified Medical Director of long term care through the American Medical Directors Association. He is also a Certified Physician Executive from the American College of Physician Executives. He consults for pharmaceutical companies on clinical trial design. He has a medical degree from the American University of Beirut and completed his residency at Good Samaritan Hospital in Baltimore. He received an M.B.A. from the University of Massachusetts.  Dr. Mirza’s significant medical and scientific background was instrumental in his selection as a member of the board of directors.

Family Relationships

Dr. Mirza and Dr. Damaj are cousins. Otherwise, there are no family relationships among any of the members of our board of directors or our executive officers.

 Board Independence
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

We are not required to have any independent members of the Board of Directors.

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2014, our board of directors held 4-four meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Due to the limited size of our board of directors, we currently do not use board committees. As a result, the board as a whole carries out the functions of audit, nominating and compensation committees.

Involvement in Certain Legal Proceedings

Our Directors and Executive Officers have not been involved in any of the following events during the past ten years:

1.
any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.
being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of securities ownership and changes in such ownership with the SEC. Our officers and directors and persons who own more than 10% of our common stock also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such forms furnished to us and written representations from our directors and executive officers, we believe that all Section 16(a) filing requirements were timely met during the fiscal year ended December 31, 2014, except that the Form 4s for Bassam Damaj and Lynnette Dillen relating to restricted stock units acquired on February 4, 2014, were filed on February 10, 2014.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, as well as all of our other officers, directors and employees. This code of ethics is a part of our code of business conduct and ethics, and is available on our corporate website at www.innovuspharma.com. In addition, a copy of the Code of Ethics is incorporated by reference as an exhibit.

Item 11.     Executive Compensation.

The following table sets forth information concerning compensation earned for services rendered to us during the years ended December 31, 2014 and December 31, 2013 by (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of each of the last two completed fiscal years; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as an executive officer at the end of each of the last two completed fiscal years.

2014 Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Stock Unit Awards		All Other Compensation	Total

Bassam Damaj
President and Chief Executive Officer	2013	$-	(4)	$-	$-	$2,418,000	(1)	$-	$2,418,000
	2014	$-	(4)	$281,250(3)	$-	$-		$-	$281,250

Lynnette Dillen
Executive Vice President and Chief Financial Officer	2014	$136,658		$-	$-	$198,000	(1)	$-	$334,658

Vivian Liu
President and Chief Executive Officer (2)	2013	$-		$-	$-	$-		$-	$-

(1)	Represents the total grant date fair value, as determined under FASB ASC Topic 718, Stock Compensation, of restricted stock awards granted during the respective fiscal year.

(2)	Ms. Lui was our President and Chief Executive Officer until January 22, 2013.

(3)	Restricted Stock Units issued in lieu of cash bonus.

(4)
Pursuant to the LOC Convertible Debenture, Dr. Damaj has agreed not to draw a salary pursuant to his employment agreement for so long as payment of such salary would jeopardize the Company’s ability to continue as a going concern.

Outstanding Equity Awards at Fiscal Year-End 2014

The following table sets forth information regarding outstanding equity awards held by our named executive officers at the end of fiscal 2014:

Name	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Bassam Damaj	437,500	$78,750

Lynnette Dillen	300,000	$54,000

Employment Agreements

Dr. Damaj and Ms. Dillen

On January 22, 2013, the Company entered into an employment agreement (the “Damaj Employment Agreement”) with Dr. Bassam Damaj (“Damaj”) to serve as its President and Chief Executive Officer, which was amended on January 21, 2015.  On January 21, 2015, the Company and Lynnette Dillen (“Dillen” and together with Damaj, the “Executives”) entered into an employment agreement (the “Dillen Employment Agreement” and together with the Damaj Employment Agreement, the “Employment Agreements”) to continue to serve as the Company’s Executive Vice President and Chief Financial Officer.

The Damaj Employment Agreement has an initial term of five years, which term will be extended by an additional year on the fourth and each subsequent anniversary.  Dr. Damaj earned a base salary of $375,000 for the first year, increasing to $440,000 in the second year and increasing a minimum of 10% per year thereafter.  Dr. Damaj’s salary will be accrued and not paid for so long as payment of such salary would jeopardize the Company’s ability to continue as a going concern, in Dr. Damaj’s sole determination. The Dillen Employment Agreement has an initial term of five years, which term will be extended by an additional year on the fourth and each subsequent anniversary of Dillen’s start date of February 6, 2014 (the “Start Date”).  Dillen receives a base salary of $250,000 per annum (which was increased from $200,000 per annum for the first six months from the Start Date).

Pursuant to the Employment Agreements, Damaj and Dillen will have annual cash bonus targets equal to 75% and 30%, respectively, of base salary, based on performance objectives established by the board of directors, with the board of directors determining the amount of the annual bonus.  In addition, Dillen will receive a bonus of $100,000 upon our successful listing on The NASDAQ Stock Market, and subject to board of directors approval, a restricted-stock unit grant of 100,000 shares of common stock.  Further, upon us completing of raising $4 million in financing, Dillen will receive a bonus of $100,000.

Damaj received a restricted stock unit grant of 6,000,000 shares of common stock on January 22, 2013, of which 2,000,000 shares vested immediately, and the remaining 4,000,000 shares vested in eight equal quarterly installments beginning on April 1, 2013.  On the Start Date, Dillen received a restrict stock unit grant of 600,000 shares of common stock, of which 200,000 shares vested on the six month anniversary of the Start Date, and the remaining 400,000 shares will vest in 50,000 increments on a quarterly basis starting with the nine month anniversary of the Start Date.

Upon termination of the Employment Agreements for any reason, the Executives will receive (i) a pro-rata bonus during that fiscal year based on the number of days employed during that fiscal year and (ii) Company group medical, dental and vision insurance coverage for such Executive and their dependents for 12 months (six months for Dillen) paid by the Company.

Pursuant to the Employment Agreements, if Executive’s employment is terminated as a result of death, disability or without Cause (as defined in the Employment Agreements) or Executive resigns for Good Reason (as defined in the Employment Agreements), Executive or their estate, as applicable, is entitled to the following payments and benefits, provided that a mutual release of claims is executed: (1) a cash payment in an amount equal to nine months of Executive’s base salary and annual target bonus amount as in effect immediately prior to the date of termination (for Damaj, 1.5 times his then base salary and annual target bonus amount, or two times his then base salary and annual target bonus amount if such termination occurs within 24 months of a change of control); (2) Company group medical, dental and vision insurance coverage for Executive and their dependents for 24 months (six months for Dillen) paid by the Company; and (3) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards.

For purposes of the  Employment Agreements, “Cause” generally means (1) commission of fraud or other unlawful conduct in the performance of duties for the Company, (2) conviction of, or entry into a plea of “guilty” or “no contest” to, a felony under United States federal or state law, and such felony is either work-related or materially impairs Executive’s ability to perform services to the Company, and (3) a willful, material breach of the Employment Agreement that causes material harm to the Company, provided, however, that the board of directors must provide 30 days prior written notice of its intention to terminate for Cause, and give Executive the opportunity to cure or remedy such alleged Cause and present Executive’s case to the board of directors and afterwards, at least 75% of the board of directors (except for Damaj in the event he the subject of the hearing) affirmatively determines that termination is for Cause.

For purposes of the  Employment Agreements, “Good Reason” generally means that within one year prior to the date of resigning, (1) a material diminution in Executive’s title, authority, duties or responsibilities (for Damaj, this includes remaining a member of the board of directors), (2) a reduction in Executive’s base salary or target bonus amount, (3) a change in the geographic location greater than 25 miles (100 miles for Dillen) from the current office at which Executive must perform her duties, (4)  the Company elects not to renew the  Employment Agreement for another term, or (5) the Company materially breaches any provision of the Employment Agreement, provided, however, that Executive must provide 30 days prior written notice of his or her intention to resign for Good Reason, which notice must be given within 90 days of the initial occurrence of such cause, and gives the Company the opportunity to cure or remedy such alleged Good Reason.

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2014 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Henry Esber	-	$24,000	$24,000
Vivian Liu	-	$12,000	$12,000
Ziad Mirza	-	$12,000	$12,000
Total:	-	$48,000	$48,000

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 24, 2015 (the “Evaluation Date”) by (a) each person known to us to beneficially own more than 5% of the outstanding shares of our common stock, (b) each director, (c) each of the named executive officers listed in the compensation tables included in this and (d) all of our current directors and executive officers as a group.  Percent of beneficial ownership is based on 40,545,545 shares of our common stock outstanding as of the Evaluation Date.  The information in this table gives effect to the 10-for-1 reverse split of our outstanding common stock effected on December 6, 2011.

NAME OF OWNER (1)	SHARES BENEFICIALLY OWNED (2)		PERCENTAGE OF COMMON STOCK (3)
5% Stockholders
Novalere Holdings LLC 199 Wells Ave, Ste 208 Newton, MA 02459	12,808,796		31.6%

Directors and Named Executive Officers:
Bassam Damaj	6,215,573		15.3%
Lynnette Dillen	22,500		*
Henry Esber	2,101,070	(4)	5.2%
Vivian Liu	844,683		2.1%
Ziad Mirza	417,974		1.0%
Officers and Directors as a Group (5 persons)	9,601,800		23.7%

* Denotes less than 1%

(1) Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Innovus Pharmaceuticals, Inc., 9171 Towne Centre Drive, Suite 440, San Diego, California 92122.

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 24, 2015 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Percentage based upon 40,545,545 shares of common stock issued and outstanding as of March 24, 2015.

(4) Includes 384,108 shares held by his spouse.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 regarding our equity compensation plans. We do not have any equity compensation plans that have been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a)) (c)

Equity Compensation Plans Not Approved by Security Holders:

2013 Equity Incentive Plan	9,321,083	-	678,917

2014 Equity Incentive Plan	-	-	20,000,000

Total	9,321,083	-	20,678,917

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Other than the following transactions and the transactions described under “Item 11. Executive Compensation” above, since January 1, 2013, there has not been, nor currently are there proposed, any transactions or series of similar transactions in which we were or are to be a participant and the amount involved exceeds or will exceed the lesser of $120,000 or 1% of the average of our total assets  as of December 31, 2013 and 2014, and in which any of our directors, executive officers, holders of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Related Party Financings

We have raised capital in various financing transactions in which related parties have been involved, and we have issued our securities to those related parties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Business Combinations and Recent Financings—Recent Financings,” above.

The table below sets forth the principal amount of the related party debt we issued in January 2012 to related parties and the number of shares of our common stock we issued to such related parties upon conversion of such debentures in February 2014, or indebtedness that remains outstanding at December 31, 2014.

	Outstanding Principal and Interest ($) at date of conversion	Common Stock Issued on date of conversion	Original Principal Amount (in U.S. dollars)
Related Party Debt amount Converted during 2014:
Line of Credit
Bassam Damaj, President and Chief Executive Officer	$476,165	1,190,411	$452,728

January 2012 Debentures:
Vivian Liu, Board Member	$58,405	146,014	$50,000

Ziad Mirza, Board Member	$5,841	14,601	$5,000

Henry Esber, PhD., Chairman of the Board	$15,185	31,964	$13,000

January 2013 Debenture:
Henry Esber, PhD., Chairman of the Board	$76,122	190,304	70,000

Outstanding at December 31, 2014
Line of credit:

Bassam Damaj, President and Chief Executive Officer	$-	$-	$424,078

Notes Payable:

Bassam Damaj, President and Chief Executive Officer	$-	$-	$25,000

Lynnette Dillen,Executive Vice President and Chief Financial Officer	$-	$-	$50,000

Henry Esber, PhD., Chairman of the Board	$-	$-	$75,000

Dr. Damaj, our President and Chief Executive Officer, is the holder of the LOC Convertible Debenture.

In June 2013, we sold an aggregate of 416,841 shares of our common stock to Dr. Damaj and his spouse for aggregate proceeds of $134,640.

During 2014 and 2013, the Company borrowed approximately $574,000 and $518,000, respectively, from related parties.  The Company recognized total interest expense on related party financings including amortization of the discount, of $203,400 and $59,049 for the year ended December 31, 2014 and 2013, respectively. At December 31, 2014 and December 31, 2013, there was an aggregate of $574,078 and $661,143, respectively, in related party financings, classified as long term liabilities since such parties have agreed not to require repayment prior to April 2016.

Item 14.  Principal Accounting Fees and Services.

The following table presents the aggregate fees for the periods presented for professional services rendered to us by EisnerAmper LLP.

	2014	2013
Audit Fees (1)	$89,7000	$77,000

(1)
“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports, and related services normally provided in connection with statutory and regulatory filings and engagements by EisnerAmper LLP.

 The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Item 15.  Exhibits, Financial Statement Schedules.

(a) Documents Filed. The following documents are filed as part of this report:

(1)  Financial Statements. The following reports of EisnerAmper LLP and financial statements:

•           Report of EisnerAmper LLP, Independent Registered Public Accounting Firm
•           Consolidated Balance Sheets as of December 31, 2014 and 2013
•           Consolidated Statements of Operations for the years ended December 31, 2014, and 2013
•           Consolidated Statements of Stockholders’ Equity (Deficit) as of December 31, 2014, and 2013
•           Consolidated Statements of Cash Flows for the years ended December 31, 2014, and 2013
•           Notes to Consolidated Financial Statements

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

Date: March 31, 2015	Innovus Pharmaceuticals, Inc.

	By:	/s/ Bassam Damaj
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

Signature	Title	Date

/s/ Henry Esber	Chairman of the Board	March 31, 2015
Henry Esber, Ph.D.

/s/ Bassam Damaj	Director, President and Chief Executive Officer (principal executive	March 31, 2015
Bassam Damaj, Ph.D.	officer)

/s/ Lynnette Dillen	Executive Vice President, Chief Financial Officer (principal financial	March 31, 2015
Lynnette Dillen	and accounting officer)

/s/ Ziad Mirza	Director	March 31, 2015
Ziad Mirza, M.D.

/s/ Vivian Liu	Director	March 31, 2015
Vivian Liu

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Merger Agreement and Plan of Merger, dated as of July 13, 2011, by and among FasTrack, Inc., a Delaware corporation, North Horizon, Inc., a Nevada corporation and North First General, Inc., a Utah corporation, a wholly-owned subsidiary of North Horizon, Inc. filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on July 20, 2011 and incorporated herein by reference.

2.2
Asset Purchase Agreement dated April 19, 2013, between Innovus Pharmaceuticals, Inc. and Centric Research Institute, Inc. filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on April 24, 2013 and incorporated herein by reference.

2.3
Agreement and Plan of Merger, made as of December 24, 2013, by and among Innovus Pharmaceuticals, Inc., Innovus Acquisition Corporation, Semprae Laboratories, Inc., the major stockholders of Semprae Laboratories, Inc. party thereto and Quaker Bioventures II, L.P., as principal stockholder of Semprae Laboratories, Inc., filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on December 30, 2013 and incorporated herein by reference.

2.4
Agreement and Plan of Merger, dated February 4, 2015, by and among Innovus Pharmaceuticals, Inc., Innovus Pharma Acquisition Corporation, Innovus Pharma Acquisition Corporation II, Novalere FP, Inc. and Novalere Holdings, LLC, filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on February 5, 2015 and incorporated herein by reference.

3.1
Articles of Incorporation of the Registrant as filed with the Office of the Secretary of State of the State of Nevada on July 23, 2007, filed as an exhibit to the Registrant’s amended registration statement on Form 10-SB12G/A, filed with the SEC on December 28, 2007 and incorporated herein by reference.

3.2	Bylaws of the Registrant, filed as an exhibit to the Registrant’s amended registration statement on Form 10-SB12G/A, filed with the SEC on December 28, 2007 and incorporated herein by reference.
3.3
Certificate of Amendment to Articles of Incorporation of the Registrant as filed with the Office of the Secretary of State of the State of Nevada on October 13, 2011 changing the Registrant’s name from North Horizon, Inc., a Nevada corporation to Innovus Pharmaceuticals, Inc., a Nevada corporation, filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on December 12, 2011 and incorporated herein by reference.

3.4
Certificate of Correction to the Company’s Articles of Incorporation, dated July 30, 2013, filed with the Secretary of State for the State of Nevada, filed as an exhibit to the Registrant’s annual report on Form 10-K, filed with the SEC on March 28, 2014 and incorporated herein by reference.

10.1
Form of Equity Unit Agreement dated May 15, 2013, between Innovus Pharmaceuticals, Inc. and an individual accredited investor, filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, filed with the SEC on August 13, 2013 and incorporated herein by reference.

10.2
Form of Amendment to 8% Convertible Debenture, dated May 4, 2013, filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, filed with the SEC on August 13, 2013 and incorporated herein by reference

10.3
Form of Amended and Restated 8% Convertible Debenture, dated November 11, 2013, between Innovus Pharmaceuticals, Inc. and debenture holders, filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, filed with the SEC on November 14, 2013 and incorporated herein by reference.

10.4
Form of Amended and Restated 8% Convertible Debenture Conversion Letter Agreement, dated February 19, 2014, filed as an exhibit to the Registrant’s annual report on Form 10-K, filed with the SEC on March 28, 2014 and incorporated herein by reference.

10.5
Employment Agreement, dated January 22, 2013, between Innovus Pharmaceuticals, Inc. and Bassam Damaj, Ph.D., filed as an exhibit to the Registrant’s annual report on Form 10-K, filed with the SEC on March 19, 2013 and incorporated herein by reference.

10.6
2013 Equity Incentive Plan of the Registrant, effective February 15, 2013, filed as an exhibit to the Registrant’s registration statement on Form S-8, filed with the SEC on February 15, 2013 and incorporated herein by reference.

10.7
Form of Restricted Stock Agreement under the Registrant’s 2013 Equity Incentive Plan, effective February 15, 2013, filed as an exhibit to the Registrant’s registration statement on Form S-8, filed with the SEC on February 15, 2013 and incorporated herein by reference.

10.8
Form of Stock Unit Agreement under the Registrant’s 2013 Equity Incentive Plan, effective February 15, 2013, filed as an exhibit to the Registrant’s registration statement on Form S-8, filed with the SEC on February 15, 2013 and incorporated herein by reference.

10.9
Form of Nonstatutory Stock Option Agreement under the Registrant’s 2013 Equity Incentive Plan, effective February 15, 2013, filed as an exhibit to the Registrant’s registration statement on Form S-8, filed with the SEC on February 15, 2013 and incorporated herein by reference.

10.10
Form of Incentive Stock Option Agreement under the Registrant’s 2013 Equity Incentive Plan, effective February 15, 2013, filed as an exhibit to the Registrant’s registration statement on Form S-8, filed with the SEC on February 15, 2013 and incorporated herein by reference.

10.11
8% Convertible Debenture, dated January 22, 2013 between Innovus Pharmaceuticals, Inc. and Bassam Damaj, Ph.D., filed as an exhibit to the Registrant’s annual report on Form 10-K, filed with the SEC on March 19, 2013 and incorporated herein by reference.

10.12
Amended and Restated 8% Convertible Debenture, dated March 18, 2013 between Innovus Pharmaceuticals, Inc. and Bassam Damaj, Ph.D., filed as an exhibit to the Registrant’s annual report on Form 10-K, filed with the SEC on March 19, 2013 and incorporated herein by reference.

10.13
Amendment to Amended and Restated 8% Convertible Debenture, dated May 6, 2013 between Innovus Pharmaceuticals, Inc. and Bassam Damaj, Ph.D., filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, filed with the SEC on August 13, 2013 and incorporated herein by reference.

10.14
Amended and Restated 8% Convertible Debenture, dated November 11, 2013, between Innovus Pharmaceuticals, Inc. and Bassam Damaj, Ph.D., filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, filed with the SEC on November 14, 2013 and incorporated herein by reference.

10.15
Amendment to Second Amended and Restated 8% Convertible Debenture by and between the Company and Dr. Bassam Damaj, dated February 19, 2014, filed as an exhibit to the Registrant’s annual report on Form 10-K, filed with the SEC on March 28, 2014 and incorporated herein by reference.

10.16
Offer Letter, dated May 24, 2013, between Innovus Pharmaceuticals, Inc. and Morgan Brown, filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, filed with the SEC on August 13, 2013 and incorporated herein by reference.

10.17
Change in Control and Severance Agreement, dated August 9, 2013 between Innovus Pharmaceuticals, Inc. and Morgan Brown, filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, filed with the SEC on August 13, 2013 and incorporated herein by reference.

10.18
Form of Officer and Director Indemnification Agreement, dated June 2013, filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, filed with the SEC on August 13, 2013 and incorporated herein by reference.

10.19
Subscription Agreement, dated June 12, 2013 between Innovus Pharmaceuticals, Inc. and the investor parties thereto, filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, filed with the SEC on August 13, 2013 and incorporated herein by reference.

10.20#
Amended and Restated Innovus Pharmaceuticals, Inc. Non-Employee Director Compensation Plan, dated October 1, 2013, filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, filed with the SEC on November 14, 2013 and incorporated herein by reference.

10.21
Amended and Restated 8% Convertible Debenture, dated November 11, 2013, between Innovus Pharmaceuticals, Inc. and Henry Esber, Ph.D., filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, filed with the SEC on November 14, 2013 and incorporated herein by reference.

10.22
Amended and Restated 8% Convertible Debenture Conversion Letter Agreement  with Dr. Henry Esber, Ph.D., dated February 19, 2014, filed as an exhibit to the Registrant’s annual report on Form 10-K, filed with the SEC on March 28, 2014 and incorporated herein by reference.

10.23
8% Debenture issued by Innovus Pharmaceuticals, Inc. on December 23, 2013, filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on December 30, 2013 and incorporated herein by reference.

10.24#
Offer Letter, dated February 6, 2014, between Innovus Pharmaceuticals, Inc. and Lynnette Dillen, filed as an exhibit to the Registrant's annual report on Form 10-K, filed with the SEC on March 28, 2014 and incorporated here by references.

10.25
Securities Purchase Agreement, dated February 13, 2014 between Innovus Pharmaceuticals, Inc. and the investor party thereto, filed as an exhibit to the Registrant’s annual report on Form 10-K, filed with the SEC on March 28, 2014 and incorporated herein by reference.

10.26
Original Issue Discount 10.0% Convertible Debenture issued on February 13, 2014, filed as an exhibit to the Registrant’s annual report on Form 10-K, filed with the SEC on March 28, 2014 and incorporated herein by reference.

10.27	Common Stock Purchase Warrant, dated February 13, 2014, filed as an exhibit to the Registrant’s annual report on Form 10-K, filed with the SEC on March 28, 2014 and incorporated herein by reference.
10.28
Third Amended and Restated 8% Convertible Debenture, by and between the Company and Dr. Bassam Damaj, dated July 22, 2014, filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on July 23, 2014 and incorporated herein by reference.

10.29
8% Debenture between the Company and Dr. Henry Esber, Ph.D., dated May 30, 2014, filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, filed with the SEC on August 14, 2014 and incorporated herein by reference.

10.30
8% Debenture between the Company and Lynnette Dillen, dated June 17, 2014, filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, filed with the SEC on August 14, 2014 and incorporated herein by reference.

10.31
Debt Exchange Agreement, between Innovus Pharmaceuticals, Inc. and Blackbridge Capital, LLC, dated September 15, 2014, filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on September 18, 2014 and incorporated herein by reference.

10.32	Innovus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, filed as an exhibit to the registration statement on Form S-8, filed with the SEC on January 2, 2015 and incorporated herein by reference.
10.33
Form of Securities Purchase Agreement between the Company and Vista Capital Investments, LLC, dated January 21, 2015, filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on January 23, 2015 and incorporated herein by reference.

10.34
Form of Securities Purchase Agreement between the Company and Lynnette Dillen, dated January 21, 2015, filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on January 23, 2015 and incorporated herein by reference.

10.35
Form of Promissory Note between the Company and Vista Capital Investments, LLC, dated January 21, 2015, filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on January 23, 2015 and incorporated herein by reference.

10.36
Form of Promissory Note between the Company and Lynnette Dillen, dated January 21, 2015, filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on January 23, 2015 and incorporated herein by reference.

10.37
Form of Warrant between the Company and Vista Capital Investments, LLC, dated January 21, 2015, filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on January 23, 2015 and incorporated herein by reference.

10.38
Form of Warrant between the Company and Lynnette Dillen, dated January 21, 2015, filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on January 23, 2015 and incorporated herein by reference.

10.39
Form of Warrant Amendment between the Company and Vista Capital Investments, LLC, dated January 21, 2015, filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on January 23, 2015 and incorporated herein by reference.

10.40
Form of Warrant Amendment between the Company and Lynnette Dillen, dated January 21, 2015, filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on January 23, 2015 and incorporated herein by reference.

10.41#
Employment Agreement, between Innovus Pharmaceuticals, Inc. and Lynnette Dillen, dated January 21, 2015, filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on January 23, 2015 and incorporated herein by reference.

10.42#
Employment Agreement Amendment, between Innovus Pharmaceuticals, Inc. and Bassam Damaj, dated January 21, 2015, filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on January 23, 2015 and incorporated herein by reference.

10.43
Registration Rights and Stock Restriction Agreement, dated February 4, 2015, by and between Innovus Pharmaceuticals, Inc., and Novalere Holdings, LLC, filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on February 5, 2015 and incorporated herein by reference.

10.44
Voting Agreement, dated February 4, 2015, by and between Innovus Pharmaceuticals, Inc., and Novalere Holdings, LLC, filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on February 5, 2015 and incorporated herein by reference.

10.45
Agreement, dated March 12, 2015, by and between Innovus Pharmaceuticals, Inc. and Gemini Master Fund, Ltd., filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on March 16, 2015 and incorporated herein by reference.

10.46
Form of Amended and Restated Warrant, issued March 12, 2015 to Gemini Master Fund, Ltd., filed as an exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on March 16, 2015 and incorporated herein by reference.

10.47	Blackbridge Convertible Promissory Note, dated September 29, 2014, filed as an exhibit to the Registrant's current report on Form 8-K, filed with teh SEC on October 3, 2014 and incorporated herein by reference.
14.1*	Code of Ethics.
21.1*	List of Subsidiaries
23.1*	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney, included as part of signature page to this report.
31.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Registrant’s Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Registrant’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. SS. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
#	Management contract or compensatory plan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Innovus Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Innovus Pharmaceuticals, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s President and Chief Executive Officer, who is also a major shareholder, has deferred the payment of his salary and provided a line of credit to the Company. The Company's liquidity and financing plans are also described in Note 1.

/s/ EisnerAmper LLP
March 31, 2015
Iselin, New Jersey

INNOVUS PHARMACEUTICALS, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS

Cash	$7,479	$33,374
Accounts receivable	191,601	216,641
Prepaid Expenses	55,024	56,472
Inventory	265,959	177,851

Total Current Assets	520,063	484,338

OTHER ASSETS

Property & Equipment	54,511	78,973
Deposits	21,919	21,919
Goodwill	429,225	421,372
Intangible assets, net	1,055,372	1,106,831

TOTAL ASSETS	$2,081,090	$2,113,433

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$362,160	$143,756
Deferred revenue	25,224	175,569
Accrued interest payable (current portion)	52,568	3,224
Notes payable, net of debt discount of $55,982 in 2014 and $0 in 2013	314,018	370,000

Total Current Liabilities	753,970	692,549

NON-CURRENT LIABILITIES

Accrued compensation	906,928	395,667
Accrued interest payable (non-current portion)	-	57,820
Notes payable, net of debt discount of $67,726 in 2014 and $0 in 2013	24,274	-
Debentures - related parties (non-current portion), net of debt discount of $76,492	497,586	511,465
Contingent Consideration	324,379	308,273

Total Non-Current Liabilities	1,753,167	1,273,225

TOTAL LIABILITIES	2,507,137	1,965,774

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 150,000,000 shares authorized, at $0.001 par value, 27,112,263 and 21,548,456 shares issued and outstanding, respectively	27,113	21,549
Additional paid-in capital	10,778,807	6,531,110
Accumulated Deficit	(11,231,967)	(6,405,000)

Total Stockholders' Equity (Deficit)	(426,047)	147,659

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,081,090	$2,113,433

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Consolidated Statement of Operations

	For the Year Ended
	December 31,
	2014	2013
Revenues:
Licensing revenues	$375,000	$-
Product sales	655,113	6,641
	1,030,113	6,641

OPERATING EXPENSES
Cost of product sales	292,080	1,821
Research and development	143,914	92,923
General and administrative	4,378,749	3,800,830

Total Operating Expenses	4,814,743	3,895,574

LOSS FROM OPERATIONS	(3,784,630)	(3,888,933)

Other Expenses:
LOSS ON EXTINGUISHMENT OF DEBT	(406,833)	-
FAIR VALUE ADJUSTMENT FOR CONTINGENT CONSIDERATION	(103,274)	-
INTEREST EXPENSE	(532,230)	(67,246)

NET LOSS	$(4,826,967)	$(3,956,179)

BASIC LOSS AND DILUTED LOSS PER SHARE	$(0.20)	$(0.23)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING- BASIC AND DILUTED	24,384,037	17,329,899

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,826,967)	$(3,956,179)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	63,450	-
Stock compensation	1,509,005	2,254,898
Common stock, stock units, and stock options issued for services	749,063	498,840
Debt discount	443,867	16,215
Amortization of intangibles	114,006	18,608
Extinguishment of Debt	406,833	-
Change in fair value of contingent consideration	103,274	-
Changes in operating assets and liabilities, net of acquisition amounts
Accounts receivable	25,040	(138,195)
Prepaid Expenses	(20,752)	(18,910)
Deposits	22,200	(43,119)
Inventory	(88,108)	2,590
Accounts payable and accrued expenses	210,549	103,823
Accrued compensation	511,262	395,667
Interest payable	86,353	45,908
Deferred revenue	(150,345)	175,569
Net Cash Used in Operating Activities	(841,270)	(644,286)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Semprae Inc, cash received	-	3,749
Purchase of equipment	(38,989)	-
Purchase of intangible assets	(22,545)	(4,149)

Net Cash Used in Investing Activities	(61,534)	(400)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (Repayment) from notes payable, net	340,000	350,000
Proceeds from convertible debt	50,000	50,000
Proceeds from stock issued for cash	-	134,639
Proceeds from debentures - related party	150,000	70,000
Proceeds from LOC convertible debt - related party	424,078	448,475
Repayment of assumed debt related to acquistion of Semprae	-	(343,500)
Payment made on contingent consideration	(87,168)	-
Repayment of Dawson James Note	-	(50,000)

Net Cash Provided by Financing Activities	876,910	659,614

NET CHANGE IN CASH	(25,894)	14,928

CASH AT BEGINNING OF PERIOD	33,373	18,445

CASH AT END OF PERIOD	$7,479	$33,373

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Common stock of 1,900,000 shares issued for extinguishment of debt	$779,000
Common stock of 1,855,747 shares issued for conversion of convertible debt	$753,807
Common stock of 142,857 shares issued for the purchase of Vesele	$40,000
Common stock of 631,313 shares issued with the CRI Asset Purchase agreement		$250,000
Common stock of 83,103 shares issued for conversion of convertible debt		$51,458
Common stock of 3,201,776 shares issued for acquisition of Semprae Laboratories, Inc.		$960,530

Note:  Accounts Payable and accrued includes the change in deferred rent.  Amount immaterial from placing as a separate line item in the non-cash operating section.

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Equity (Deficit)	Total Stockholders' Equity (Deficit)
	(Shares)	(Amount)

Balance at December 31, 2012	16,197,782	$16,198	$2,220,202	$(2,448,821)	$(212,421)

Common stock issued for services	1,017,641	1,018	497,823	-	498,841

Stock compensation expense	-	-	2,254,898	-	2,254,898

Common stock issued for purchase of Sensum+ License	631,313	631	249,369	-	250,000

Common stock sold to related party for cash	416,841	417	134,222	-	134,639

Common stock issued upon conversion of debt	83,103	83	51,375	-	51,458

Convertible debt discount	-	-	165,892	-	165,892

Common stock issued for acquisition	3,201,776	3,202	957,328	-	960,530

Net loss for year ended December 31, 2013	-	-	-	(3,956,179)	(3,956,179)

Balance at December 31, 2013	21,548,456	21,549	6,531,110	(6,405,000)	147,658

Common stock and options issued for services	1,665,203	1,665	747,398	-	749,063
					-
Common stock issued for product acquisition	142,857	143	39,857	-	40,000

Stock compensation expense	-	-	1,509,005	-	1,509,005
					-
Common stock issued upon conversion of debt, of which 1,579,297 shares were issued to related parties	3,755,747	3,756	1,529,050	-	1,532,806
					-
Convertible debt discount - Beneficial Conversion Feature	-	-	325,855	-	325,855
					-
Convertible debt discount - Warrants	-	-	96,532		96,532
					-
Net loss for year ended December 31, 2014	-	-		(4,826,967)	(4,826,967)

Balance at December 31, 2014	27,112,263	27,113	10,778,807	(11,231,967)	(426,047)

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Innovus Pharmaceuticals, Inc., together with its subsidiaries (collectively referred to as “Innovus” or the “Company”) is San Diego, California based commercial-stage  pharmaceuticals company that delivers safe and effective non-prescription medicine and consumer care products to improve men’s and women’s health and vitality.  The Company is engaged in the commercialization, licensing, and development of non-prescription pharmaceutical products and consumer care health products backed with strong scientific and clinical evidence.

The Company became a public company through a reverse merger in 2010, and commenced commercial operations with its current business plan in 2013.

Accquisition of Semprae Laboratories, Inc.

On December 24, 2013, Innovus  entered into an agreement and plan of merger (the “Merger Agreement”) with Innovus Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Innovus  (“Merger Sub”), Semprae Laboratories, Inc., a Delaware corporation (“Semprae”), certain stockholders of Semprae and Quaker Bioventures II, L.P., a principal stockholder of Semprae, pursuant to which, on the same date, Merger Sub merged into Semprae with Semprae continuing as the surviving corporation and a wholly-owned subsidiary of Innovus .

Acquisition of Novalere FP, Inc.

On February 4, 2015, the Company, Innovus Pharma Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Innovus (“Merger Subsidiary I”), Innovus Pharma Acquisition Corporation II, a Delaware corporation and a wholly-owned subsidiary of Innovus (“Merger Subsidiary II”), Novalere FP, Inc., a Delaware corporation (“Novalere”), and Novalere Holdings, LLC, a Delaware limited liability company (“Novalere Holdings”), as representative of the shareholders of Novalere (the “Novalere Stockholders”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Subsidiary I merged into Novalere and then Novalere merged with and into Merger Subsidiary II (the “Merger”), with Merger Subsidiary II surviving as a wholly-owned subsidiary of Innovus. Pursuant to the articles of merger effectuating the Merger, Merger Subsidiary changed its name to Novalere, Inc. The transaction recorded and subsequently closed on February 5, 2015.

With the Merger, Innovus acquired the worldwide rights to the Fluticare™ brand (Fluticasone propionate nasal spray) from Novalere.  Innovus expects that the Abbreviated New Drug Application (“ANDA”) filed in November 2014 with the U.S. Food and Drug Administration may be approved by the end of 2015 or in the first half of 2016.  An ANDA is an application for a U.S. generic drug approval for an existing licensed medication or approved drug. (See Note 10)

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated. Certain items have been reclassified to conform to the current presentation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Such management estimates include equity-based instruments, realizability of deferred tax assets and intangible assets, contingent consideration and allowance for doubtful accounts. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Liquidity

The Company’s operations have been financed primarily through advances from officers, directors and related parties, outside capital, and from revenues generated from the recent launch of its products and commercial partnerships signed for the sale and distribution of its products in 28 countries. These funds have provided the Company with the resources to operate its business, to sell and support its products, attract and retain key personnel, and add new products to its portfolio. To date, the Company has experienced net losses and negative cash flows from operations each year since its inception. As of December 31, 2014, the Company had an accumulated deficit of $11,231,967.

 The Company has raised funds through the issuance of debt and the sale of common stock. For the year ended December 31, 2014 the Company raised $1.0 million in funds, which included $0.4 million from the issuance of convertible debentures to unrelated third parties in February 2014 and September 2014, $0.2 million in proceeds from the issuance of additional non-convertible debt instruments, as well as $0.4 million in proceeds from borrowings under a Convertible Debenture Line of Credit (“LOC Convertible Debenture”) that the Company entered into with its President and Chief Executive Officer. The LOC Convertible Debenture provides the Company with a line of credit in the amount of up to $1.5 million through the earlier of its successful completion of a financing of $4 million, or July 2016.  At December 31, 2014, the Company had approximately $1.1 million available for use.  In addition, Dr. Damaj’s funding commitment increases by the gross amount of any cash salary, bonus or severance payments provided to him under his employment agreement with us. His salary has been accrued and not paid under the provision of his employment agreement stating that salary payments will be accrued and not paid for so long as payment of such salary would jeopardize our ability to continue as a going concern.  Dr. Damaj has agreed not to require the Company to repay the borrowing under the LOC or his accrued salary prior to April 2016. The Company has also issued equity instruments where possible to pay for services from vendors and consultants.

As of December 31, 2014, the Company had $7,479 in cash and cash equivalents, $1.1 million in cash available for use under the LOC Convertible Debenture, and $0.2 million in accounts receivable. During the year ended December 31, 2014, the Company recognized $1.0 million in revenues, which included $0.3 million in upfront license fees from its partners for its commercial products and $0.7 million from sales of its commercially available products.  The Company expects that its existing capital resources, revenues from sales of its products, upcoming sales milestone payments from the commercial partners signed for its products, along with the $1.1 million in funds currently available for use under the LOC Convertible Debenture will be sufficient to allow the Company to continue its operations, commence the product development process, and launch selected products through at least April 1, 2016. However, the Company’s actual needs will depend on numerous factors, including timing of introducing its products to the marketplace, its ability to attract additional ex-U.S. distributors for its products and its ability to in-license in non-partnered territories and/or develop new product candidates.

Other potential sources of liquidity in the short term include payments from the Company’s existing partners for license fees, entering into new collaborative, licensing or commercial agreements in additional territories, and revenues from the sale of its products.

In addition to payments from the Company’s current licensing and commercial agreements, as well as funds from public and private financial markets, potential sources of liquidity in the long term include milestone, royalty and other payments from any future commercial agreements or licensees and revenues from sales of its own products. If the Company determine it is advisable to raise additional funds, the Company does not know whether adequate funding will be available to it on acceptable terms, if at all.

Fair Value Measurement

The Company’s financial instruments are cash, accounts receivable, accounts payable, accrued liabilities, convertible debentures and a convertible debt instrument. The recorded values of cash, trade accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The Company  believes the recorded values of convertible debentures and convertible debt, net of the discount, approximate the fair value as the interest rate (stated or effective) approximates market rates for similar types of instruments.  We remeasure the fair value of the contingent consideration arising from acquisitions each reporting period based upon amounts expected to be paid out under the terms of such agreements.

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

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, trade accounts receivable, and revenue. Cash held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) on such deposits.

Accounts receivable consist primarily of amounts receivable under our licensing agreements and product sale agreements. (See Note 4). In some cases, the Company also requires a percentage of payment in advance for product orders with its larger partners. The Company has not yet recognized revenue under these arrangements. The Company also performs ongoing credit evaluations of its customers and generally does not require collateral.  There have been no write-offs of trade accounts receivable during the periods presented.

The following table identifies customers with accounts receivable that individually exceed 10% of the Company’s total accounts receivable for December 31, 2014 and 2013:

	2014		2013
Ovation Pharma	85,000	44%	135,035	52%
Sothema Laboratories	52,187	27%	-	-
Wal-Mart	20,580	11%	37,963	15%

Revenues consist primarily of product sales and licensing rights to market and commercialize our products.  The following table identifies customers with revenues that individually exceed 10% of the Company’s total revenues for the year ended December 31, 2014:

Sothema Laboratories	245,380	23%
Ovation Pharma	175,000	17%
Wal-Mart	171,600	16%

Concentration of Suppliers

The Company has manufacturing relationships with a number of vendors or manufacturers for its products including: Sensum+®, EjectDelay®, Vesele®, and the Zestra® line of products. Pursuant to these relationships, the Company purchases product through purchase orders with its manufacturers. The Company is in the process of entering into more formal agreements with certain of these manufacturers.

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

Inventory

Inventory, consisting primarily of raw materials and finished goods, is valued at the lower of cost or market where cost is determined using the first-in, first-out method. Inventory is shown net of obsolescence and allowance for reducing the inventory cost to market. Obsolescence of inventory is determined based on shelf life or potential product replacement.

The following table identifies inventory by category at December 31, 2014:

	Amount
	2014	2013
Raw materials	$90,934	$123,379
Finished goods	84,249	63,948
Packaging supplies	100,252	-
Inventory reserve	(9,476)	(9,476)
Total at December 31, 2014	265,959	177,851

Property and Equipment

Property and equipment are recorded at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over their estimated useful lives. The initial cost of property and equipment consists of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit's carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. There was no impairment of goodwill for the year ended December 31, 2014 or 2013.  Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets and expanding market share.

Intangible Assets

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from 7 to 14 years. The useful life of the intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.

Intangible assets consist of the following at December 31, 2014:

		Accumulated		Useful Lives
	Amount	Amortization	Net Amount	(years)
Patents and trademarks	$264,321	$(23,671)	$240,650	7 - 14
Customer contracts	611,119	(62,262)	548,857	10
Sensum+™ (formally called CIRCUMserum™) license	272,545	(31,250)	241,295	10
Vesele trademark	25,287	(717)	24,570	8
Outstanding at December 31, 2014	1,173,272	(117,900)	1,055,372

Expected amortization is approximately $115,000 for each of the next five years, and $480,000 thereafter.

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

The estimated reserve for sales returns and allowances, which is included in accounts receivable, was $23,732 at December 31, 2014 and insignificant at December 31, 2013.

Cost of Goods Sold

Cost of goods sold includes the cost of inventory, royalties and inventory reserves. The Company is required to make royalty payments based upon the net sales of its marketed products, Zestra® and Sensum+®.

Research and Development Costs

Research and development (“R&D”) costs, including research performed under contract by third parties, are expensed as incurred. Major components of R&D expenses consist of testing, clinical trials, material purchases and regulatory affairs.

Stock-based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the years ended December 31, 2014 and 2013 have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures, are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock-based compensation expense are recorded.

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

Comprehensive Loss

       Comprehensive loss was the same as net loss for the year ended December 31, 2014 and 2013 as the Company has no other comprehensive income.

Loss per Share

Basic loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the year ended December 31, 2014 and 2013, basic earnings per share are the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive.

The following reconciliation shows the anti-dilutive shares excluded from the calculation of basic and diluted loss per common share attributable to the Company at December 31, 2014 and 2013:

	As of December 31
	2014	2013
Gross number of shares excluded:
Restricted stock units - vested or unvested	8,270,239	6,300,000
Stock options	113,000	21,000
Convertible notes payable	2,115,195	2,378,287
Warrants	630,973	380,973
Total	11,129,407	9,080,260

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

NOTE 2 – LICENSE AGREEMENTS

CRI In-License Agreement

On April 19, 2013, the Company and CRI entered into an asset purchase agreement (the “CRI Asset Purchase Agreement”) pursuant to which the Company acquired:

•	all of CRI’s rights in past, present and future Sensum+® product formulations and presentations, and

•	an exclusive, perpetual license to commercialize Sensum+® products in all territories except for the United States.

CRI has retained commercialization rights for Sensum+® in the United States.

In consideration for such assets and license, the Company agreed to issue to CRI shares of the Company’s common stock valued at $250,000 within 10 days of the closing. The Company issued 631,313 shares to CRI in this regard. The Company will be required to issue to CRI shares of the Company’s common stock valued at an aggregate of $200,000 for milestones relating to additional clinical data received, which milestone has not yet been met. The number of shares to be issued was or will be determined based on the average of the closing price for the 10 trading days immediately preceding the issue date. CRI will have certain “piggyback” registration rights with respect to the shares described above, which rights provide that, if the Company registers shares of its common stock under the Securities Act in connection with a public offering, CRI will have the right to include such shares in that registration, subject to certain exceptions. The Company recorded an asset totaling $250,000 related to the CRI Asset Purchase Agreement and will amortize this amount over its estimated useful life of 10 years. The Company has recorded amortization of $16,736 beginning in the fourth quarter of 2013 when it commenced usage. The accumulated amortization at December 31, 2014 was $31,250.

The CRI Asset Purchase Agreement also requires the Company to pay to CRI up to $7 million in cash milestone payments based on first achievement of annual net sales targets plus a royalty based on annual net sales. The obligation for these payments expires on April 19, 2023 or the expiration of the last of CRI’s patent claims covering the product or its use outside the United States, whichever is sooner. No sales milestones have been met under this agreement in 2014 or 2013, and royalties owed to CRI were immaterial and included in net revenues.

In connection with this transaction, the Company engaged a consultant to assist in the technology transfer and manufacturing of the product. In consideration of such services, the Company issued to the consultant shares of its common stock valued at an aggregate of $75,000 at various dates following the closing of the CRI transaction. In each case, the number of shares issuable is determined based on the average of the closing price of the Company’s common stock for the 10 trading days immediately preceding the issue date (see Note 7).

In connection with this transaction, the Company engaged a consultant to assist in the technology transfer and manufacturing of the product. In consideration of such services, the Company issued to the consultant shares of its common stock valued at an aggregate of $75,000 at various dates following the closing of the CRI transaction. In each case, the number of shares issuable is determined based on the average of the closing price of the Company’s common stock for the 10 trading days immediately preceding the issue date (see Note 7).

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

     Under the agreement, Innovus received an upfront payment and is eligible to receive up to approximately $171 million dollars upon and subject to the achievement of sales milestones based on cumulative supplied units of the licensed products in the Territory, plus a pre-negotiated transfer price per unit.

    Pursuant to the guidance in ASC 605-28, Milestone Method, the milestones are considered substantive. The milestones enhance the value of the products and are the result of the Company’s past efforts. The milestones are reasonable relative to all of the deliverables. The Company will recognize the revenue from the milestone payments when the cumulative supplied units volume is met. During the year ended December 31, 2014, the Company recognized $200,000 in license fees related to this agreement, and no revenue was recognized for the sales milestones of the agreement.  We believe the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future milestones.

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

 Under the agreement, Innovus received an upfront payment and is eligible to receive up to approximately CN $94.5 million upon and subject to the achievement of sales milestones based on cumulative gross sales in Canada by Orimed plus certain double-digit tiered royalties based on Orimed’s cumulative net sales in Canada.

                 Pursuant to the guidance in ASC 605-28, Milestone Method, the milestones and quarterly royalty payments are considered substantive. The milestones enhance the value of the products and are the result of the Company’s past efforts. The milestones are reasonable relative to all of the deliverables. The Company will recognize the revenue from the milestone payments when the cumulative gross sales volume is met.  The Company will recognize the revenue from the royalty payments on a quarterly basis when the cumulative net sales have been met.  During the year ended December 31, 2014, the Company recognized $100,000 in license fees related to this agreement, and no revenue was recognized for the sales milestones and royalty payments of the agreement. We believe the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future milestones.

Tramorgan Agreement

     On September 18, 2014, the Company entered into an exclusive license and distribution agreement with Tramorgan Limited (“Tramorgan”), pursuant to which Tramorgan will market the Company’s topical consumer care product to increase penile sensitivity, Sensum+® in the United Kingdom (“UK”).

     The agreement has an initial term through December 31, 2016 and can be extended thereafter for a twenty-four month period if Tramorgan has reached certain aggregate sales milestones. Pursuant to the agreement, Innovus is eligible to receive (a) up to $44 million dollars in sales milestone payments based on Tramorgan’s attainment of certain levels of cumulative gross sales amounts plus (b) fifty percent (50%) royalties based on Tramorgan’s net sales after applicable distribution costs in the UK. During the year ended December 31, 2014, no revenue was recognized for the sales milestones and royalty payments of the agreement.

Ovation Pharma Agreements

On September 9, 2013, the Company entered into a license and distribution agreement with Ovation Pharma SARL (“Ovation”) under which it granted to Ovation an exclusive license to market and sell the Company’s topical treatment for reduced penile sensitivity, Sensum+®, in Morocco. Ovation may pay the Company up to approximately $11.25 million upon achievement of commercial milestones. In addition, Ovation has agreed to certain upfront minimum purchases of Sensum+™ based upon an agreed upon transfer price and yearly minimum purchases.  During the year ended December 31, 2014, the Company recognized $100,000 in revenue related to product sales from Ovation.

On September 9, 2013 the Company entered into a second license and distribution agreement with Ovation under which it granted to Ovation an exclusive license to market and sell the Company’s topical premature ejaculation treatment, EjectDelay®, in Morocco. Ovation may pay the Company up to approximately $18.6 million allocated among a fixed upfront license fee and the achievement of regulatory and commercial milestones. In addition, Ovation has agreed to certain upfront minimum purchases of EjectDelay ®based upon an agreed upon transfer price and minimum yearly purchases.

The Company determined that the fixed upfront license fee payment was a separate deliverable under the EjectDelay® license and distribution agreement and therefore recorded a receivable on its balance sheet. There were no additional obligations or deliverables associated with the license. During the year ended December 31, 2014, the Company recognized $75,000 in revenue related to the upfront license fee from Ovation.

NOTE 3- BUSINESS ACQUISITIONS

Acquisition of Semprae

On December 24, 2013 (the “Closing Date”), the Company, through Merger Sub obtained 100% of the outstanding shares of Semprae in exchange for the issuance of 3,201,776 shares of the Company’s common stock, which shares represented fifteen percent (15%) of the total issued and outstanding shares of the Company as of the close of business on the Closing Date, whereupon Merger Sub was renamed Semprae Laboratories, Inc. Also, the Company agreed to pay $343,500 to the New Jersey Economic Development Authority (“NJEDA”) as settlement-in-full for an outstanding loan of approximately $640,000 owed by the former stockholder’s of Semprae, in full satisfaction of the obligation to the NJEDA. In addition, the Company agreed to pay the former shareholders an annual royalty (“Royalty”) equal to five percent (5%) of the net sales from Zestra® and Zestra® Glide and any second generation products derived primarily therefrom (“Target Products”) up until the time that a generic version of such Target Product is introduced worldwide by a third party.

The fair market value of the Company’s common stock issued on the Closing Date was $0.30 per share, which resulted in a fair market value of $960,530 for the common stock issued to the shareholders of Semprae. The fair value of the shares of common stock issued were determined by quoted market prices that are considered to be Level 1 inputs under the fair value measurements and disclosure guidance.  A portion of the shares issued were held in escrow pending reconciliation of assets received and liabilities assumed at the acquisition date.  At December 31, 2014 approximately $60,000 has been agreed by both parties which is the amount that will be returned to the Company in the form of common stock shares at its then quoted market price.

The transaction has been accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed have been recorded at fair value, with the remaining purchase price recorded as goodwill. The fair values of current assets and liabilities approximated their book value.  The fair values of acquired assets and liabilities are based on preliminary cash flow projections and other assumptions. The fair values of acquired intangible assets were determined using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

The agreement to pay the annual Royalty resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the Royalty was determined to be $308,273 at the date of acquisition. The fair value of the royalty was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 40% commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. During 2014, approximately $87,000 was paid under this arrangement and the fair value of the expected royalties to be paid was increased by $103,000.  The fair value of contingent consideration was increased to $324,000 at December 31, 2014, based on the new estimated fair value of the consideration, net of the amounts to be returned to the Company as discussed above.

As a result of the acquisition, the Company acquired all of Semprae’s assets and liabilities, including its two women’s products, which were added to the Company’s current portfolio of male sexual dysfunction products and other topical products. The Company maintains a number of international patents and trademarks on the two products acquired from Semprae.

The aggregate purchase price consideration was as follows:

Fair value of common stock issued to Semprae shareholders, net of shares to be returned from escrow	$900,909
Fair value of royalty	308,273
Net purchase price consideration	$1,209,182

The fair values of assets acquired and liabilities assumed at the transaction date and as adjusted during the reconciliation process with the seller, are summarized below:

Cash	$3,749
Accounts receivable	78,445
Inventory	180,441
Prepaid expenses	16,362
Property and equipment	78,973
Customer contracts	611,119
Patents	99,894
Trademarks	160,278
Goodwill	429,225
Accounts Payable	(105,804)
Debt	(343,500)

Net Purchase Price Consideration	$1,209,182

NOTE 4- NOTES PAYABLE

The following table summarizes the outstanding unsecured notes payable (non-related party) at December 31, 2014 and 2013:

Current notes payable	2014	2013
December 2013 Debenture	$-	$350,000
February 2014 Convertible Debenture	330,000	-
August 2014 Debenture	40,000	-
January 2013 Debenture-non related party	-	20,000
Total current notes payable	370,000	370,000
Less: Debt discount, net of accretion (current)	(55,982)	-
	$314,018	$370,000

Long-term notes -payable
September 2014 Convertible Debenture	$92,000	$-
Less: Debt discount, net of accretion (long-term)	(67,726)	-
	$24,274	$-

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

On September 15, 2014, a third party investor (“Investor”) purchased the December 2013 Debenture and subsequently on September 15, 2014 the Company entered into a debt exchange agreement with the Investor, pursuant to which the Company issued 1,900,000 shares of the Company’s common stock with a fair value of $779,000 based upon the quoted market price at issuance, in exchange for the retirement of the December 2013 Debenture.  During the year ended December 31, 2014 the Company recorded a $406,833 loss on the extinguishment of debt.

February 2014 Convertible Debenture and Warrant Financing

On February 13, 2014, the Company entered into a securities purchase agreement with an unrelated third party accredited investor pursuant to which the Company issued a convertible debenture in the aggregate principal amount of $330,000 (issued at an original issue discount of 10%) (the “February 2014 Convertible Debenture”) and a warrant to purchase 250,000 shares of the Company’s common stock (“Warrant Agreement”).

The February 2014 Convertible Debenture bears interest at the rate of 10% per annum and the principal amount and interest are payable on March 13, 2015. The effective interest rate will be calculated considering the original issue discount, the BCF and the Warrant Agreement.  The February 2014 Convertible Debenture may be converted in whole or in part at any time prior to the maturity date by the holder at a conversion price of $0.40 per share, subject to adjustment. The Company has the option to redeem the February 2014 Convertible Debenture before its maturity by payment in cash of 125% of the then outstanding principal amount plus accrued interest and other amounts due.

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

The February 2014 Convertible Debenture contains a BCF.  The intrinsic value of the BCF at the date of issuance was determined by measuring the difference between the accounting conversion price and the intrinsic value of the stock at the commitment date.  The Company recorded a debt discount for the intrinsic value of the BCF, which was limited to the proceeds with an offsetting increase to paid-in-capital.  The BCF of $179,032 along with the original issue discount of $30,000 has been included in the balance sheet at December 31, 2014 as a discount to the related debt security and is being accreted as non-cash interest expense over the expected term of the February 2014 Convertible Debenture using the effective interest method.

On March 6, 2015 we entered into an agreement with the note holder to extend the note for six months. The new maturity date of the note is September 13, 2015.  As consideration for the extension, the Company granted the note holder  250,000 shares of common stock, 250,000 additional warrants and reduced the exercise price of the warrants from $0.50 to $0.30.  This consideration will result is an additional charge to interest expense for the fair value of the instruments granted.

August 2014 Debenture

     On August 30, 2014, the Company issued an 8% debenture to an unrelated third party investor in the principal amount of $40,000 (the “August 2014 Debenture”). The August 2014 Debenture bears interest at the rate of 8% per annum. The principal amount and interest are payable on August 29, 2015.

September 2014 Convertible Debenture

On September 29, 2014, the Company issued a convertible promissory note (the “Note”) to an unrelated third party accredited investor for $50,000.  The Note has a principal face amount of $92,000, does not accrue interest, and is due on March 28, 2016 (the “Maturity Date”). The Note bears the right to convert any part of the principal amount under the Note into shares of the Company’s common stock at a conversion price of $0.40 per share (the “Conversion Price”).  On the Maturity Date, any outstanding principal due under the Note will be automatically converted into common stock at the Conversion Price.  The Note prohibits the holder from converting the Note to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Note.  The September 2014 Convertible Debenture contains a BCF.  The intrinsic value of the BCF at the date of issuance was determined by measuring the difference between the accounting conversion price and the intrinsic value of the stock at the commitment date.  The Company recorded a debt discount for the intrinsic value of the BCF, which was limited to the proceeds with an offsetting increase to paid-in-capital.  The BCF of $37,400 along with the original issue discount of $42,000 has been included in the balance sheet at December 31, 2014 as a discount to the related debt security, and is being accreted as non-cash interest expense over the expected term of the September 2014 Convertible Debenture using the effective interest method.  The implicit interest rate was 41%, due to the original issue discount and the beneficial conversion feature.  During the year ended December 31, 2014 the Company recognized approximately $12,000 of such debt discount and $68,000 will be amortized in 2015 and 2016

Interest Expense

The Company recognized total interest expense on the unsecured (non-related party) notes payable, including amortization of debt discount, of $316,800 and $100 for the year ended December 31, 2014 and 2013, respectively.

NOTE 5 –DEBENTURES – RELATED PARTIES

             The following table summarizes the outstanding debentures to related parties at December 31, 2014 and 2013. Certain of the debentures outstanding for the year ended December 31, 2013 were converted in 2014 and were no longer outstanding at December 31, 2014.

	2014	2013
January 2012 Debentures	$-	$142,668
January 2013 Debentures	-	70,000
LOC Convertible Debenture	424,078	448,475
Debentures – related party	150,000	-
Total	574,078	661,143
Less: Debt Discount, net of accretion	(76,492)	(149,678)
	$497,586	$511,465

January 2012 Convertible Debentures

    In January 2012, the Company issued 8% convertible debentures in the aggregate principal amount of $174,668 (the “January 2012 Debentures”) to six individuals. Under their original terms, the January 2012 Debentures were payable in cash at the earlier of January 13, 2013 or when the Company completes a financing with minimum gross proceeds of $4 million (the “Financing”), and the holders had the right to convert outstanding principal and interest accrued into the Company’s securities that were issued to the investors in the Financing.

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

 On February 19, 2014, the Company agreed with all five holders of the January 2012 Debentures, to convert such debentures into shares of the Company’s common stock at a conversion price of $0.40 per share, and to terminate the January 2012 Debentures upon conversion. Immediately prior to conversion, the January 2012 Debentures had an aggregate principal and interest amount of $190,013, which was converted into 475,032 shares of the Company’s common stock and terminated. The remaining discount of $37,195 related to the BCF was recorded as interest expense in 2014.

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

 On February 19, 2014, the Company agreed with the holder of the January 2013 Debenture to convert such debenture on the same terms described above for the January 2012 Debentures. The principal and interest amount owed under the January 2013 Debenture immediately prior to conversion was $76,122, which was converted into 190,304 shares of the Company’s common stock and terminated. The remaining discount of $16,965 related to the BCF was recorded as interest expense in 2014.

Line of Credit – Convertible Debenture

 In January 2013, the Company entered into the LOC Convertible Debenture with Dr. Damaj. Under the terms of its original issuance: (1) the Company could request to borrow up to a maximum principal amount of $250,000 from time to time; (2) amounts borrowed bore an annual interest rate of 8%; (3) the amounts borrowed plus accrued interest were payable in cash at the earlier of January 14, 2014 or when the Company completes a Financing; and (4) the holder had sole discretion to determine whether or not to make an advance upon the Company’s request.

 During 2013, the LOC Convertible Debenture was further amended to: (1) increase the maximum principal amount borrowable to $1 million plus any amounts of salary or related payments paid to Dr. Damaj prior to the termination of the funding commitment; and (2) change the holder’s funding commitment to automatically terminate on the earlier of either (a) when the Company completes a financing with minimum net proceeds of at least $4 million, or (b) July 1, 2016. The securities to be issued upon automatic conversion will be either the Company’s securities that are issued to the investors in a Qualified Financing or, if the financing does not occur by July 1, 2016, shares of the Company’s common stock based on a conversion price of $0.312 per share, 80% times the quoted market price of the Company's common stock on the date of the amendment. The LOC Convertible Debenture continues to bear interest at a rate of 8% per annum. The other material terms of the LOC Convertible Debenture were not changed.  The Company recorded a debt discount for the intrinsic value of the BCF with an offsetting increase to paid-in-capital.  The BCF is being accreted as non-cash interest expense over the expected term of the LOC debenture to its stated maturity date using the effective interest rate method.

 During 2013, the LOC Convertible Debenture was further amended to: (1) increase the maximum principal amount borrowable to $1 million, plus any amounts of salary or related payments paid to Dr. Damaj prior to the termination of the funding committment; and (2) change the holder’s funding commitment to automatically terminate on the earlier of either (a) when the Company completes a financing with minimum net proceeds of at least $4 million, or (b) July 1, 2016. The securities to be issued upon automatic conversion will be either the Company’s securities that are issued to the investors in a Qualified Financing or, if the financing does not occur by July 1, 2016, shares of the Company’s common stock based on a conversion price of $0.312 per share ( 80% times the quoted market price of the Company’s common stock on the date of the amendment). The LOC Convertible Debenture continues to bear interest at a rate of 8% per annum. The other material terms of the LOC Convertible Debenture were not changed. During 2013, the Company borrowed $448,475 under the LOC Convertible Debenture.

On February 19, 2014, the Company agreed with the holder of the LOC Convertible Debenture to convert the then outstanding principal and interest owed as of such date into shares of the Company’s common stock at a conversion price of $0.40 per share. The principal and interest amount owed under the LOC Convertible Debenture immediately prior to conversion was $476,165, which was converted into 1,190,411 shares of the Company’s common stock. The remaining debt discount of $89,452 related to the BCF for the converted portion was recorded as interest expense.

On July 22, 2014, the Company agreed with the holder of the LOC Convertible Debenture to increase the principal amount that may be borrowed from up to $1,000,000 to up to $1,500,000.  All other terms of the LOC Convertible Debenture remained the same.

    During the year ended December 31, 2014, the Company borrowed $424,078, under the LOC Convertible Debenture. A BCF of $109,423 was recorded at the effective date of borrowing.  As of December 31, 2014, the Company owed a balance of $424,078 in principal amount under the LOC Convertible Debenture, and there was approximately $1.1 million remaining available to use.

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

2014 Non-Convertible Notes-Related Party

     On January 29, 2014, the Company issued an 8% note in the amount of $25,000, to the Company’s President and Chief Executive Officer. The principal amount and interest are payable on January 22, 2015.  The President and Chief Executive Officer has extended the maturity date of the note until December 31, 2015.

     On May 30, 2014, the Company issued an 8% debenture in the amount of $50,000, to a member of the Company's Board of Directors. The principal amount and interest are payable on May 30, 2015.

     On August 25, 2014, the Company issued an 8% debenture in the amount of $25,000, to a member of the Company's Board of Directors. The principal amount and interest are payable on August 25, 2015.

     On June 17, 2014, the Company issued an 8% debenture in the amount of $50,000, to the Company’s Chief Financial Officer. The principal and interest are payable on June 16, 2015.

Interest Expense

The Company recognized total interest expense on the on the outstanding debentures to related parties including amortization of the discount, of approximately $203,400 and $67,000 for the year ended December 31, 2014 and 2013, respectively.

NOTE 6 –RELATED PARTY TRANSACTIONS

            On June 12, 2013, the Company entered into a subscription agreement for the sale of 416,841 shares of common stock at a purchase price of $0.323 per share, which is the average closing price of the common stock over the 10-day trading period that ended on the day immediately prior to the date the Company entered into the subscription agreement. The Company received gross proceeds of $134,639. The shares were issued to the Company’s President and Chief Executive Officer and his spouse (see Note 7).

The Company has several convertible and non-convertible debentures outstanding to related parties (see Note 5).

NOTE 7 – SHAREHOLDERS’ EQUITY

Capital Stock

The Company is authorized to issue 150.0 million shares, all of which are common stock with a par value of $.001 per share.

 Issuances of Common Stock

 During the years ended December 31, 2014 and 2013, the Company issued 1,195,000 and 450,000 shares, respectively, under the terms of the investor relations agreements. All issued shares have been valued at the closing price of the Company’s common stock on the dates of issuance. The Company recognized expense of $358,000 and $229,950 under the investor relations agreements during the years ended December 31, 2014 and 2013, respectively. Terms of the principal agreement are summarized as follows:

On January 17, 2013, the Company entered into an investor relations agreement with a third party pursuant to which the Company agreed to issue over the term of the agreement an aggregate of 250,000 shares of common stock in exchange for investor relations’ services to be rendered. The Company extended the terms of the investor relations agreement in six month increments until December 31, 2014, and has agreed to issue an additional 690,000 shares related to the agreement extensions.

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

 On June 28, 2013, the Company entered into an agreement with a consultant to provide drug development pre-clinical consulting services for Sensum+™ and EjectDelay®. In consideration of such services, the Company issued 236,548 shares in 2013 and 126,296 shares in 2014 to the consultant, which were valued at the closing price of the Company’s common stock on the date of issuance. The aggregate value of the shares issued was $55,521 and $92,865 in 2014 and 2013, respectively, which corresponds to the service period of the consultant’s services. As of December 31, 2014, the studies have completed and the consulting services have terminated.

 On February 19, 2014, the Company agreed with the holders of the January 2012 Debentures, January 2013 Debenture, and the LOC Convertible Debenture to convert such debentures into shares of the Company’s common stock at a conversion price of $0.40 per share.  The conversion would terminate the January 2012 Debentures and the January 2013 Debenture.  The conversion of the LOC Convertible Debenture, would convert the then outstanding principal and interest owed as of such date.  The Company issued a total of 1,855,747 shares of the Company’s common stock that had a value prior to the conversion of $742,299.

On September 15, 2014, the Company entered into a debt exchange agreement with the Investor, pursuant to which the Company agreed to issue 1,900,000 shares of the Company’s common stock of $779,000 based on the value at issuance, in exchange for the retirement of the December 2013 Debenture. The holder of the December 2013 Debenture sold it to the Investor prior to the debt exchange agreement.

The Company issued an additional 343,907 and 331,094 shares of common stock to other consultants under consulting agreements during the years ended December 31, 2014 and 2013, respectively.  The shares were issued under the Company’s 2013 Equity Incentive Plan (the “Incentive Plan”). All issued shares have been valued at the closing price of the Company’s common stock on the date of issuance. The aggregate value of the shares issued was $101,300 and $125,580 for the years ended December 31, 2014 and 2013, respectively.

 Equity Plans

The Company has issued share-based stock, stock unit and option awards to employees, non-executive directors and outside consultants under the Incentive Plan, which was approved by the Board in February of 2013.  The Incentive Plan allows for the issuance of 10,000,000 shares of the Company’s common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards.  The exercise price for all equity awards issued under the Incentive Plan is based on the fair market value of the common stock.  Currently, because the Company’s common stock is quoted on the OTC Markets, the fair market value of the common stock is equal to the last-sale price reported by the OTC Markets as of the date of determination, or if there were no sales on such date, on the last date preceding such date on which a sale was reported.  Generally, each vested stock unit entitles the recipient to receive one share of Company common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date.  Stock units can vest according to a schedule or immediately upon award.  Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards, and have a ten-year life.  Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based.

As of December 31, 2014, there were 8,270,239 stock units and 113,000 shares subject to options outstanding, the Company issued 937,844 shares as payments for services, and 678,917 shares were available for future grants under the Incentive Plan.

As of December 31, 2014, there were no shares issued or outstanding under the Company’s 2014 Equity Incentive Plan.

Stock-based Compensation

The stock-based compensation expense for the year ended December 31, 2014 and 2013 was $1,509,005 and $2,254,898, respectively, for the issuance of stock units and stock options. The Company calculates the fair value of the stock units based upon the quoted market value of the common stock at the date of grant. The Company calculates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model.  For the year ended December 31, 2014 the following weighted average assumptions were utilized for the stock options granted during the period:

	December 31, 2014	December 31, 2013
Expected life (in years)	6	6
Expected volatility	224.42% - 236.78%	235.7% - 240.6%
Average risk free interest rate	1.69% - 2.02%	1.71% - 2.10%
Dividend yield	0%	0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common shares over the period since the Company commenced its current line of business. Expected life in years is based on the “simplified” method as permitted by ASC Topic 718. The Company believes that all stock options issued under its stock option plans meet the criteria of “plain vanilla” stock options. The Company uses a term of six years for all employee stock options. The risk free interest rate is based on average rates for five and seven year treasury notes as published by the Federal Reserve.

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2012	-	$-	-	$-
Granted	51,000	0.46	9.8	1,200
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited	(30,000)	-	-	-
Outstanding at December 31, 2013	21,000	$0.64	9.9	$-
Vested at December 31, 2013	21,000	$0.64	9.9	$-
Granted	92,000	0.31	9.6	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2014	113,000	$0.37	9.5	$-
Vested at December 31, 2014	113,000	$0.37	9.5	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common shares that were in the money at December 31, 2014. At December 31, 2014 and 2013, the aggregate intrinsic value of all outstanding options was $0.

Stock Units

The following table summarizes the number of stock units outstanding:

Stock Units
Outstanding at December 31, 2012	-
Granted	7,061,250
Expired	-
Cancelled	(750,000)
Forfeited	-
Outstanding at December 31, 2013	6,311,250
Vested at December 31, 2013	4,083,333
Granted	1,958,989
Expired	-
Cancelled	-
Forfeited	-
Outstanding at December 31, 2014	8,270,239
Vested at December 31, 2014	7,228,565

  The vested stock units at December 31, 2014 have not settled and are not showing as issued and outstanding shares of the Company. Settlement of these vested stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of the Company, or (iii) 10 years from date of issuance. Settlement of vested stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the committee.

On February 15, 2013, the Company entered into a stock unit agreement with its President and Chief Executive Officer pursuant to his employment agreement. Under the terms of the agreement, the Company issued to him 6,000,000 stock units, of which 2,000,000 of the units vested immediately, while the remaining 4,000,000 vested in eight equal quarterly installments until January 1, 2015, subject to his continued service to the Company as of the vesting date.  As of December 31, 2014, 5,500,000 stock units have vested under this agreement.  The Company recognized a total expense of $1,023,000 in 2014 and $1,116,000 in 2013, which corresponds to the service period.

On February 15, 2013, the Company entered into a stock unit agreement with a consultant. Under the terms of the agreement, the Company issued 300,000 stock units, with one thirty-sixth of the units vesting on the 7th of each month beginning on March 7, 2013, subject to the consultant’s continued service to the Company as of the vesting date. At December 31, 2014, 183,326 shares have vested under this agreement.  The Company recognized a total expense of $35,333 in 2014 and $35,708 in 2013, which corresponds to the service period.

            In connection with the appointment of Ms. Dillen as Executive Vice President, and Chief Financial Officer, the Company entered into an employment letter with her on February 6, 2014. Under the terms of the employment letter, Ms. Dillen received 600,000 stock units. 200,000 of the units vested after six months of employment, while the remaining 400,000 will vest in eight equal quarterly installments until August 6, 2016, subject to her continued service to the Company as of the vesting date. Ms. Dillen is also eligible to receive a grant of 100,000 stock units when the Company’s shares of common stock are listed on The NASDAQ Stock Market, all subject to Ms. Dillen’s continued employment.  As of December 31, 2014, 250,000 stock units have vested under this agreement. The Company recognized a total expense of $92,544 in 2014 which corresponds to the service period.

 On February 6, 2014, the Company issued 852,273 stock units to the President and CEO in lieu of cash for the annual bonus which vested upon issuance.  The Company recognized a total expense of $281,250 related to these stock units.

 In May 2014, the Company issued 75,000 restricted stock units to an employee, which vest according to the Company’s standard vesting plan. As of December 31, 2014, the Company recognized expense of $6,352 which corresponds to the service period.

 During the year ended December 31, 2014, the Company issued an aggregate of 136,144 stock units to its Board of Directors, and recognized $48,000 of expense related to the stock units.

The Company recognized compensation expense for the year ended December 31, 2014 of $1,496,146 for the vested portion of the stock units related to employees.  As of December 31, 2014, compensation expense related to unvested shares not yet recognized in the income statement was $405,854 and is expected to be recognized over an average period of 1.4 years.

Warrants

 On December 7, 2011, the Company entered into a promissory note with Dawson James Securities, Inc. (“DJS”) whereby, as compensation for consulting services rendered, the Company issued DJS a note in the principal amount of $50,000 which accrued interest at a rate of 8.0% per annum. On January 28, 2013, the Company paid DJS $54,548, which represents the principal and accrued interest due on the note, discharging the note in full. The Company issued warrants to purchase 380,973 shares of common stock in connection with the Dawson James note. The warrants have an exercise price of $0.10 and expire December 6, 2018.

 The Company issued 250,000 warrants in connection with the February 2014 Convertible Debentures. The warrants had an exercise price of $0.50 and expire February 13, 2019 (See Note 4).

At December 31, 2014, there are 630,973 fully vested warrants outstanding.

On March 6, 2015 the Company entered into an agreement with the note holder to extend the February 2014 Convertible Debentures for six months. As consideration for the extension, the Company granted the note holder an additional 250,000 warrants and reduced the exercise price of the warrants from $0.50 to $0.30.  This consideration will result in an inducement charge to interest expense for the fair value of the concessions agreed.

NOTE 8 – INCOME TAXES

At December 31, 2014, the Company had federal net operating loss carry forwards of approximately $5,698,000 which may be offset against future taxable income through 2032, and a California net operating loss carryforward of approximately $4,803,000. No net deferred tax assets are recorded at December 31, 2014 or 2013, as all deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of future utilization.

        At December 31, 2014 and December 31, 2013, long term deferred tax assets consist of the following:

	2014	2013

Net operating loss carry-forwards	$2,218,000	$1,165,000
Equity based instruments	1,515,000	877,000
Deferred compensation	361,000	155,000
Intangibles	173,000	70,000
Warrants	759,000	745,000
Other	46,000	80,000
Less: Valuation allowance	(5,072,000)	(3,092,000)

Net deferred tax assets	-	-

At December 31, 2014 and 2013, the Company has recorded a full valuation allowance against its net deferred assets of approximately $5,072,000 and $3,092,000 respectively.  The change in the valuation allowance during the year ended 2014 was approximately $1,980,000 and a full valuation allowance has been recorded since, in the judgement of management, these assets are not more likely than not to be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized.

Pursuant to Section 382 of the Internal Revenue Code of 1986, the annual utilization of a company's net operating loss carryforwards could be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. An ownership change occurs with respect to a corporation if it is a loss corporation on a testing date and, immediately after the close of the testing date, the percentage of stock of the corporation owned by one or more five-percent shareholders has increased by more than 50 percentage points over the lowest percentage of stock of such corporation owned by such shareholders at any time during the testing period. The Company does not believe such an ownership change occurred subsequent to the reverse merger transaction, but has not yet evaluated the impact of the Novalere acquisition in 2015.

The Company has experienced an ownership change with regard to Semprae operating losses. Out of $19,482,000 of Federal and California NOLs as of December 24, 2013, only $44,000 per year can be used going forward for a total of $888,000 each.

A reconciliation of the statutory federal income tax rate for the year ended December 31, 2014 and 2013 to the effective tax rate is as follows:

	2014	2013
Expected federal tax	34.00%	34.00%
State tax (net of federal benefit)	6.13%	5.80%
Other	0.89%	(0.10)%
Valuation allowance	(41.02)%	(39.70)%

Total	-%	-%

The Company follows FASB ASC 740-10, Uncertainty in Income Taxes. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company does not have any unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2014 and 2013. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2014 and 2013. Since the Company incurred net operating losses in every tax year since inception, all of its income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In addition to the milestone and royalty payment commitments under The CRI Asset Purchase Agreement, discussed in Note 2 and the annual royalty payments in connection with the Semprae acquisition discussed in Note 3 we have the following additional commitments and contingencies.

Employment Agreements

On January 22, 2013, the Company entered into an employment agreement (the “Damaj Employment Agreement”) with Dr. Damaj to serve as its President and Chief Executive Officer, which was amended on January 21, 2015. On January 21, 2015, the Company and Lynnette Dillen (“Dillen” and together with Damaj, the “Executives”) entered into an employment agreement (the “Dillen Employment Agreement” and together with the Damaj Employment Agreement, the “Employment Agreements”) to continue to serve as the Company’s Executive Vice President and Chief Financial Officer.

The Damaj Employment Agreement has an initial term of five years, which term will be extended by an additional year on the fourth and each subsequent anniversary. Dr. Damaj earned a base salary of $375,000 for the first year, increasing to $440,000 in the second year and increasing a minimum of 10% per year thereafter. Dr. Damaj’s salary will be accrued and not paid for so long as payment of such salary would jeopardize the Company’s ability to continue as a going concern, in Dr. Damaj’s sole determination. The Dillen Employment Agreement has an initial term of five years, which term will be extended by an additional year on the fourth and each subsequent anniversary of Dillen’s start date of
February 6, 2014 (the “Start Date”). Dillen receives a base salary of $250,000 per annum (which was increased from $200,000 per annum for the first six months from the Start Date).

Pursuant to the Employment Agreements, Damaj and Dillen will have annual cash bonus targets equal to 75% and 30%, respectively, of base salary, based on performance objectives established by the board of directors, with the board of directors determining the amount of the annual bonus. In addition, Dillen will receive a bonus of $100,000 upon our successful listing on The NASDAQ Stock Market, and subject to board of directors approval, a restricted-stock unit grant of 100,000 shares of common stock. Further, upon us completing of raising $4 million in financing, Dillen will receive a bonus of $100,000.

Upon termination of the Employment Agreements for any reason, the Executives will receive (i) a pro-rata bonus during that fiscal year based on the number of days employed during that fiscal year and (ii) Company group medical, dental and vision insurance coverage for such Executive and their dependents for 12 months (six months for Dillen) paid by the Company. Upon separation, the Executives are also entitled to certain severance benefits.

Operating Leases

We have an operating lease for our corporate office facility located in San Diego, California for approximately $7,270 per month through January 15, 2016.

Litigation

The Company is party to certain legal actions arising out of the normal course of its business. In our opinion, none of these actions will have a material effect on the Company’s operations, financial condition, or liquidity.

NOTE 10 – SUBSEQUENT EVENTS

 January 2015 Debentures

On January 21, 2015 the Company entered into securities purchase agreements with an unrelated third party and Lynnette Dillen, the Company’s Chief Financial Officer and together with the unrelated third party, the (“ Investors ”) whereby the Company issued and sold to the Investors promissory notes (the “ Notes ”) in the aggregate principal face amount of $165,000 and warrants to purchase up to 750,000 shares of the Company’s common stock for gross proceeds of $150,000. The Notes are due on July 31, 2015 and accrued a one-time interest charge of 8% on the date of issuance.  The warrants, as amended, are exercisable for five years from the Closing Date at an exercise price of $0.30 per share of common stock.

Acquisition of Novalere

On February 4, 2015, the Company, Merger Subsidiary I, Merger Subsidiary II), Novalere  and Novalere Holdings entered into the Merger Agreement, pursuant to which the Merger occurred and subsequently closed February 5, 2015, with Merger Subsidiary II surviving as a wholly-owned subsidiary of Innovus. Pursuant to the articles of merger effectuating the Merger, Merger Subsidiary changed its name to Novalere, Inc.

With the Merger, Innovus acquired the worldwide rights to the Fluticare™ brand (Fluticasone propionate nasal spray) from Novalere.  Innovus expects that the Abbreviated New Drug Application (“ANDA”) filed in November 2014 with the U.S. Food and Drug Administration may be approved by the end of 2015 or in the first half of 2016.  An ANDA is an application for a U.S. generic drug approval for an existing licensed medication or approved drug.

As a result of the Merger, the shareholders have the right to receive an aggregate of  25,895,312 shares of Innovus common stock, which represented 49% of the total shares of Innovus issued and outstanding upon completion of the Merger.

Under the terms of the Merger Agreement, at closing, the Novalere Stockholders received 50% of the Consideration Shares and the remaining 50% of the Consideration Shares (the “ANDA Consideration Shares ”) (12,947,656 shares of common stock)will be delivered only if an Abbreviated New Drug Application of Fluticasone Propionate Nasal Spray of Novalere Manufacturing Partners is approved by the Food and Drug Administration (the “ ANDA Approval”).  10% of the Closing Consideration Shares, and if ANDA Approval is obtained prior to the 18 month anniversary of the Closing Date, 30% of the ANDA Consideration Shares, will be held in escrow for a period of 18 months from the Closing Date to be applied towards any indemnification claims by Innovus pursuant to the Merger Agreement.

In addition, the Novalere Stockholders are entitled to receive, if and when earned, earn-out payments. For every $5 million in Net Revenue (as defined in the Merger Agreement) by the Target Product, the Novalere Stockholders will be entitled to receive, on a pro rata basis, $500,000, subject to  cumulative maximum Earn-Out Payments of $2.5 million.

Restricted Stock Grant

During March 2015, the Company entered into stock unit agreements with its employees, board of directors and certain key consultants. Under the terms of the agreements, the Company issued 10,370,000 stock units, of which 3,456,666 of the units vested immediately, while the remaining 6,913,333 will vest in eight equal quarterly installments until March 2016, subject to the continued service to the Company as of the vesting date.  The Company will recognize compensation expense and other expense as appropriate in the first quarter corresponding to the appropriate service period.