Form 10-Q
period 2015-03-31
INNOVUS PHARMACEUTICALS, INC.
filed 2015-05-15
CIK 1411879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2015
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

Outstanding Shares

As of May 15, 2015, the registrant had 40,232,930 shares of common stock outstanding.

-i-

 PART I—FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2015	2014
	(unaudited)
CURRENT ASSETS
Cash	$56,177	$7,479
Accounts receivable	81,148	191,601
Prepaid expenses	84,283	55,024
Deposits	17,391	21,919
Inventory	272,590	265,959
Total Current Assets	511,589	541,982

OTHER ASSETS
Property & equipment, net	68,495	54,511
Goodwill	549,368	429,225
Intangible assets, net	5,756,026	1,055,372
TOTAL ASSETS	$6,885,478	$2,081,090

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$383,568	$362,160
Deferred revenue	17,586	25,224
Accrued interest payable	85,675	52,568
Warrant liability	194,103	-
Notes payable, net of debt discount of $164,088 in 2015 and $55,982 in 2014	305,912	314,018
Debentures - related parties (current portion) , net of debt discount of $82,926	150,108	-
Total Current Liabilities	1,136,952	753,970

NON-CURRENT LIABILITIES
Accrued compensation	1,042,872	906,928
Notes payable, net of debt discount of $67,726	-	24,274
Debentures - related parties , net of debt discount of $54,892 and $76,492	355,266	497,586
Contingent consideration	3,229,804	324,379
Total Non-Current Liabilities	4,627,942	1,753,167

TOTAL LIABILITIES	5,764,894	2,507,137

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 150,000,000 shares authorized, at $0.001 par value, 40,775,545 and 27,112,263 shares issued and outstanding, respectively	40,777	27,113
Additional paid-in capital	13,813,532	10,778,807
Accumulated deficit	(12,733,725)	(11,231,967)

Total Stockholders' Equity (Deficit)	1,120,584	(426,047)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,885,478	$2,081,090

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2015	2014

REVENUES	$196,852	$166,088

OPERATING EXPENSES
Cost of Product Sales	76,420	55,851
Research and development	-	55,567
General and administrative	1,448,002	1,285,590

Total Operating Expenses	1,524,422	1,397,008

LOSS FROM OPERATIONS	(1,327,570)	(1,230,920)

Interest expense	(173,882)	(208,494)
Loss on extinguishment of debt	(32,500)	-
Change in fair value of derivative liability	32,194	-

NET LOSS	$(1,501,758)	$(1,439,414)

BASIC LOSS AND DILUTED LOSS PER SHARE	$(0.04)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING- BASIC AND DILUTED	34,970,677	22,540,119

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,501,758)	$(1,439,414)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	9,053	21,203
Stock based compensation	630,518	564,226
Common stock, stock units, and stock options issued for services	264,553	153,754
Loss on extinguishment of debt	32,500	-
Change in fair value of derivative liability	(32,194)	-
Debt discount	138,899	143,612
Amortization of intangibles	92,346	9,337
Changes in operating assets and liabilities, net of acquisition amounts
Accounts receivable	110,453	5,772
Prepaid Expenses	(19,286)	23,155
Deposits	6,961	-
Inventory	(6,631)	(30,315)
Accrued Expenses	21,408	101,897
Accrued compensation	135,944	158,947
Interest payable	33,107	22,978
Deferred revenue	(7,638)	(25,288)
Net Cash Used in Operating Activities	(91,765)	(290,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(9,537)	-
Net Cash Used in Investing Activities	(9,537)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net	100,000	300,000
Proceeds from notes payable - related party	50,000	25,000
Proceeds from convertible debt	-	4,253
Net Cash Provided by Financing Activities	150,000	329,253

NET CHANGE IN CASH	48,698	39,117

CASH AT BEGINNING OF PERIOD	7,479	33,374

CASH AT END OF PERIOD	$56,177	$72,491

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION - FAIR VALUE OF:
Common Stock issued for Conversion of debt	$92,000	$742,300
Common Stock issued and potentially issuable for acquisition	$4,977,050	$-
Return of Common Stock shares related to license agreement	$38,000	$-
Shares issued inconjuction with Debt Amendment	$25,659	$-
Beneficial conversion on line of credit	$2,034	$-

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
 Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS OF THE COMPANY

               Innovus Pharmaceuticals, Inc., together with its subsidiaries (collectively referred to as “Innovus” or the “Company”) is a San Diego, California based commercial-stage pharmaceutical company that delivers safe and effective non-prescription medicine and consumer care products to improve men’s and women’s health and vitality, and respiratory diseases.

               The Company has five products that are currently being marketed: (1)Zestra® , a non-medicated, patented consumer care product that has been clinically proven to increase desire, arousal, and satisfaction in women; (2) EjectDelay ® , an over-the-counter monograph-compliant benzocaine-based topical gel for treating premature ejaculation; (3) Sensum+ ® , a non-medicated consumer care cream that increases penile sensitivity (ex-US); (4) Zestra Glide® , a clinically tested high viscosity low osmolality water-based lubricant; and (5) Vesele ®, a proprietary and novel oral dietary supplement to maximize nitric oxide beneficial effects on sexual functions and brain health. Vesele ® contains a patented formulation of L-Arginine and L-Citrulline in combination with the natural absorption enhancer Bioperine®.

Pipeline Products

Androferti ®

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

Fluticare™ (Fluticasone propionate nasal spray)

Innovus acquired the worldwide rights to market and sell the Fluticare™ brand (Fluticasone propionate nasal spray) and the related manufacturing agreement from Novalere FP in February of 2015.  Innovus expects that the Abbreviated New Drug Application (“ANDA”) filed in November 2014 by the manufacturer with the U.S. Food and Drug Administration (“ FDA ”) may be approved by the end of 2015 or in the first half of 2016 which will allow the Company to market and sell Fluticare™ over the counter.  An ANDA is an application for a U.S. generic drug approval for an existing licensed medication or approved drug.  Fluticasone Propionate Nasal Spray (“FPNS”) is the #1 most prescribed nasal steroid in the U.S. since 2007, with more than 150 million units sold and has been the #1 prescribed nasal spray to patients in the U.S. for more than five consecutive years.  More than 40 million units of FPNS nasal spray product form have been sold in the U.S. in 2014, and the worldwide market is estimated to be over $1 billion annually.

NOTE 2 – LIQUIDITY

               The Company’s operations have been financed primarily through advances from officers, directors and related parties, outside capital, and from revenues generated from the launch of its products and commercial partnerships signed for the sale and distribution of its products domestic and internationally. These funds have provided the Company with the resources to operate its business, to sell and support its products, attract and retain key personnel, and add new products to its portfolio. To date, the Company has experienced net losses and negative cash flows from operations each year since its inception. As of March 31, 2015, the Company had an accumulated deficit of $12,733,725.

               The Company has raised funds through the issuance of debt and the sale of common stock. For the three months ended March 31, 2015 the Company raised $0.15 million in funds, which include $0.1 million from the issuance of a non-convertible debentures to an unrelated third partys in January 2015, and $0.05 million in proceeds from the issuance of an additional non-convertible debt instrument to a related party. The Company has also issued equity instruments in certain circumstances to pay for services from vendors and consultants.

               As of March 31, 2015, the Company had $0.05 million in cash and cash equivalents, $1.1 million in cash available for use under the line of credit convertible debenture with a related party, and $0.1 million in accounts receivable. During the three months ended March 31, 2015, the Company recognized $0.2 million in revenues from sales of its commercially available products.  While the Company had a working capital deficiency of $0.6 million at March 31, 2015, the Company expects that its existing capital resources, revenues from sales of its products, upcoming sales milestone payments from the commercial partners signed for its products, along with the $1.1 million in funds currently available for use under the LOC Convertible Debenture will be sufficient to allow the Company to continue its operations, commence the product development process, and launch selected products through July 1, 2016. (See Note 7)

While the Company had a working capital deficiency of $0.6 million at March 31, 2015, the Company’s actual needs will depend on numerous factors, including timing of introducing its products to the marketplace, its ability to attract additional ex-US distributors for its products and its ability to in-license in non-partnered territories and/or develop new product candidates.  The Company may also seek to raise capital, debt or equity, from outside sources to pay for further expansion and development of its business, and to meet current obligations. Such capital may not be available to the Company when it needs it on terms acceptable to the Company, if at all.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

       These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries: FasTrack Pharmaceuticals, Inc., Semprae Laboratories, Inc. (“Semprae”) and Novalere, Inc. (“Novalere”). All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the period ended March 31, 2015, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any future period.

Use of Estimates

                The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include equity-based instruments, revenue recognition, sales adjustments, fair value of the derivative liability, and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

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

Concentration of Credit Risk and Major Customers

                Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. Cash held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Accounts receivable consist primarily of amounts receivable from Sothema Laboratories under the Company's licensing agreements (See Note 4) and from sales of Zestra®. The Company also requires a percentage of payment in advance for product orders with its larger partners. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

                As of March 31, 2015 and December 31, 2014, the Company had $81,148 and $191,601, respectively, in accounts receivable, presented net of estimated returns and allowances.

                The Company had two major customers that accounted for 25% and 17%, respectively, of its total net sales during the three months ended March 31, 2015.  These same customers accounted for 48% and 28%, respectively, of total net accounts receivable as of March 31, 2015.  The Company had three major customers that accounted for 30%, 15% and 12%, respectively, of its total net sales during the three months ended March 31, 2014.

Concentration of Suppliers

               The Company has manufacturing relationships with a number of vendors or manufacturers for its products including: Sensum+®, EjectDelay®, Vesele®, Androferti® and the Zestra® line of products. Pursuant to these relationships, the Company purchases product through purchase orders with its manufacturers. The Company is in the process of entering into more formal agreements with certain of these manufacturers.

Inventory

                Inventory, consisting primarily of finished goods, is valued at the lower of cost or market where cost is determined using the first-in, first-out method. The inventory balance at March 31, 2015 is primarily comprised of finished goods for Zestra®, Zestra Glide®, and EjectDelay®. Inventory is shown net of obsolescence and allowance for reducing the inventory cost to market. Obsolescence of inventory is determined based on shelf life or potential product replacement.

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

Intangible Assets

                Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from 7 to 15 years. The useful life of the intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.

      Intangible assets consist of the following:

	March 31, 2015
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)
Patents and trademarks	$439,608	$(32,392)	$407,215	7 - 15
Customer contracts	611,119	(77,540)	533,579	10
Sensum+® license	234,545	(32,364)	202,181	10
Product rights and related Manufacturing Agreement	4,681,000	(67,950)	4,613,050	10

Balance Outstanding at March 31, 2015	$5,966,272	$(210,246)	$5,756,026

	December 31, 2014
		Accumulated		Useful Lives
	Amount	Amortization	Net Amount	(years)
Patents and trademarks	$264,321	$(23,671)	$240,650	7 - 14
Customer contracts	611,119	(62,262)	548,857	10
Sensum+™ (formally called CIRCUMserum™) license	272,545	(31,250)	241,295	10
Vesele trademark	25,287	(717)	24,570	8

Balance Outstanding at December 31, 2014	$1,173,272	$(117,900)	$1,055,372

            Expected amortization as of March 31, 2015 is approximately $589,000 for each of the next five years, and $2,811,000 thereafter.

Goodwill

                The Novalere purchase price allocation was based upon an analysis of the fair value of the assets and liabilities acquired from Novalere. The final purchase price may be adjusted up to one year from the date of the acquisition. Identifying the fair value of the tangible and intangible assets and liabilities acquired required the use of estimates by management, and were based upon currently available data, as noted below (See Note 5).

                The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets and expanding market share.

                The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicates an impairment may have occurred, by comparing its reporting unit's carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The goodwill was recorded as part of the acquisition of Semprae that occurred on December 24, 2013, and the acquisition of Novalere, that occurred on February 5, 2015. There was no impairment of goodwill for the three months ended March 31, 2015 or the year ended December 31, 2014.

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

                The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement with the relevant tax authority. There were no uncertain tax positions at March 31, 2015.

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

                Product Sales: The Company ships product to its customers pursuant to purchase agreements or orders. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.

                License Arrangements: Payments received by the Company under license arrangements to market and commercialize its products may include non-refundable upfront fees, license fees, milestone payments for specific achievements designated in the agreements, and royalties on sales of products. The Company considers a variety of factors in determining the appropriate method of accounting under its license arrangements, including whether the various elements can be separated and accounted for individually as separate units of accounting.  For license arrangements in which the Company has completed all of its performance obligations, amounts received at the date of the conclusion of such performance obligations are recognized as revenues.  Subsequent payments of regulatory and sales-based milestones are outside of the Company’s control and will be recognized upon receipt.

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

                The estimated reserve for sales returns and allowances, which is included in accounts receivable, was approximately $23,000 at each of March 31, 2015 and December 31, 2014.

Cost of Product Sales

                Cost of product sales includes the cost of inventory, royalties and inventory reserves. The Company is required to make royalty payments based upon the net sales of three of its marketed products, Zestra®, Sensum+®, and Vesele®.

Research and Development Costs

                Research and development (“R&D”) costs, including research performed under contract by third parties, are expensed as incurred. Major components of R&D expenses consist of testing, post marketing clinical trials, material purchases and regulatory affairs.

Stock-based Compensation

                The Company accounts for stock-based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the three months ended March 31, 2015 and 2014 have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures, are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock-based compensation expense are recorded.

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

Comprehensive Loss

                Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. Comprehensive loss was the same as net loss for the three months ended March 31, 2015 and 2014, as the Company has no other comprehensive income.

Loss per Share

                Basic loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share are computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three months ended March 31, 2015 and 2014, basic earnings per share are the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive due to losses of $1,501,758 and $1,439,414, respectively.

      The following table shows the anti-dilutive shares excluded from the calculation of basic and diluted loss per common share attributable to the Company as of March 31, 2015 and 2014:

	As of March 31
	2015	2014
Gross number of shares excluded:
Restricted stock units	18,777,382	7,793,523
Stock Options	123,500	31,500
Convertible notes payable	825,000	825,000
Warrants	1,630,973	630,973
Total	21,356,855	9,280,996

The above table does not include the ANDA Consideration Shares related to the Novalere acquisition, as they are considered contingently issuable (See Note 5).

Recent Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. This update clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, it clarifies that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The effects of initially adopting the new standard should be applied on a modified retrospective basis to existing hybrid financial instruments issued in a form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating whether the adoption of this update will have a material effect on its condensed consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern .  This update provide guidance in generally accepted accounting principles about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide footnote disclosures.  The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in the applicable standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in the update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The adoption of the update has been applied to these financial statements and resulted in no impact on the Company’s financial position or results of operations.

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

NOTE 4 – LICENSE AGREEMENTS

Tabuk Pharmaceuticals Agreement

On March 17, 2015, the Company announced that it had entered into an exclusive license agreement with Tabuk Pharmaceuticals, a Saudi Arabian company (“Tabuk”), with large commercial operations in the Middle East and North Africa under which the Company granted to Tabuk an exclusive license to market and sell the Company’s topical treatment for Premature Ejaculation, EjectDelay® , its Sensum+ ® product for increasing penile sensitivity and its Vesele ® product to increase sexual and cognitive health in the Saudi Arabia, Iraq, Sudan, Tunisia, Morocco ( for the Vesele product only),Libya, Algeria, Jordan, Kuwait, Oman, Yemen, and Egypt (collectively the “Territory”).

Under the agreement, Innovus will receive an upfront payment and is eligible to receive up to approximately $86.5 million U.S. dollars upon and subject to the achievement of sales milestones based on cumulative supplied units of the licensed products in the Territory plus royalties based on Tabuk’s net sales.

The Company had not recognized any revenue for the three months ended March 31, 2015 pursuant to this agreement.

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

     Under the agreement, Innovus received an upfront payment and is eligible to receive up to approximately $171.25 million dollars upon and subject to the achievement of sales milestones based on cumulative supplied units of the licensed products in the Territory, plus a pre-negotiated transfer price per unit.

    Pursuant to the guidance in ASC 605-28, Milestone Method, the milestones are considered substantive. The milestones enhance the value of the products and are the result of the Company’s past efforts. The milestones are reasonable relative to all of the deliverables. The Company will recognize the revenue from the milestone payments when the cumulative supplied units volume is met. During the quarter ended March 31, 2015, the Company recognized $50,000 of revenue for the sales of products, and no revenue was recognized for the sales milestones of the agreement.

Orimed Pharma Agreement

                On September 18, 2014, the Company entered into an exclusive license agreement with Orimed Pharma (“Orimed”), an affiliate of JAMP Pharma, under which Innovus granted to Orimed an exclusive license to market and sell in Canada, Innovus’ (a) topical treatment for FSI/AD, Zestra®, (b) topical treatment for premature ejaculation, EjectDelay®, (c) product Sensum+® to increase penile sensitivity and (d) high viscosity low osmolality water-based lubricant, Zestra Glide®.

               Under the agreement, Innovus received an upfront payment and is eligible to receive up to approximately $94.5 million Canadian dollars upon and subject to the achievement of sales milestones based on cumulative gross sales in Canada by Orimed plus certain double-digit tiered royalties based on Orimed’s cumulative net sales in Canada.

Pursuant to the guidance in ASC 605-28, Milestone Method, the milestones and quarterly royalty payments are considered substantive. The milestones enhance the value of the products and are the result of the Company’s past efforts. The milestones are reasonable relative to all of the deliverables. The Company will recognize the revenue from the milestone payments when the cumulative gross sales volume is met.  The Company will recognize the revenue from the royalty payments on a quarterly basis when the cumulative net sales have been met.  During the quarter ended March 31, 2015, the Company did not recognize revenue related to this agreement, and no revenue was recognized for the sales milestones and royalty payments of the agreement.

Tramorgan Agreement

                On September 18, 2014, the Company entered into an exclusive license and distribution agreement with Tramorgan Limited (“Tramorgan”), pursuant to which Tramorgan will market the Company’s topical consumer care product to increase penile sensitivity, Sensum+® in the United Kingdom (“UK”).

                The agreement has an initial term until December 31, 2016 and can be extended thereafter for a twenty-four month period if Tramorgan has reached certain aggregate sales milestones. Pursuant to the agreement, Innovus is eligible to receive (a) up to $44 million dollars in sales milestone payments based on Tramorgan’s attainment of certain levels of cumulative gross sales amounts plus (b) fifty percent (50%) royalties based on Tramorgan’s net sales after applicable distribution costs in the UK. During the quarter ended March 31, 2015, no revenue was recognized for the sales milestones and royalty payments of the agreement.

Ovation Pharma Agreements

               On September 9, 2013, the Company entered into a license and distribution agreement with Ovation Pharma SARL (“Ovation”) under which it granted to Ovation an exclusive license to market and sell the Company’s topical treatment for reduced penile sensitivity, Sensum+ ® , in Morocco. Ovation may pay the Company up to approximately $11.3 million upon achievement of certain commercial milestones described in the license and distribution agreement. In addition, Ovation has agreed to certain upfront minimum purchases of Sensum+ ® based upon an agreed upon transfer price and yearly minimum purchases.

                On September 9, 2013 the Company entered into a second license and distribution agreement with Ovation under which it granted to Ovation an exclusive license to market and sell the Company’s topical premature ejaculation treatment, EjectDelay ®, in Morocco. Ovation may pay the Company up to approximately $18.6 million allocated among a fixed upfront license fee and the achievement of regulatory and commercial milestones. In addition, Ovation has agreed to certain upfront minimum purchases of EjectDelay® based upon an agreed upon transfer price and minimum yearly purchases.

                During the quarter ended March 31, 2015, no revenue was recognized for product sales, or the sales milestones and royalty payments related to the agreement.

CRI License Agreement

                On April 19, 2013, the Company and Centric Research Institute, Inc. (“CRI”) entered into an asset purchase agreement (the “CRI Asset Purchase Agreement”), pursuant to which the Company acquired:

●	all of CRI’s rights in past, present and future Sensum+ ® product formulations and presentations, and

●	an exclusive, perpetual license to commercialize Sensum+ ® products in all territories except for the United States.

     CRI has retained commercialization rights for Sensum+ ® in the United States.

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

On January 23, 2015, the Company entered into a settlement agreement with CRI where-by CRI agreed to return 200,000 shares to the Company. The share return was in consideration for the Company completing certain product development and regulatory efforts relating to the sale of the product in foreign territories.  The Company has reduced the value of the original intangible asset related to the CRI License accordingly, based upon the fair market value of the shares returned.

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

NOTE 5- BUSINESS ACQUISITIONS

Acquisition of Novalere

                On February 5, 2015 (the "Closing Date”) the Company, Innovus Pharma Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Innovus (“ Merger Subsidiary I ”), Innovus Pharma Acquisition Corporation II, a Delaware corporation and a wholly-owned subsidiary of the Company (“ Merger Subsidiary II ”), Novalere FP, Inc., a Delaware corporation (“ Novalere FP ”), and Novalere Holdings, LLC, a Delaware limited liability company (“ Novalere Holdings ”), as representative of the shareholders of Novalere (the “ Novalere Stockholders ”), entered into an Agreement and Plan of Merger (the “ Merger Agreement ”), pursuant to which Merger Subsidiary I merged into Novalere and then Novalere merged with and into Merger Subsidiary II (the “ Merger ”), with Merger Subsidiary II surviving as a wholly-owned subsidiary of the Company. Pursuant to the articles of merger effectuating the Merger, Merger Subsidiary changed its name to Novalere, Inc.

With the Merger, Innovus acquired the worldwide rights to market and sell the Fluticare™ brand (Fluticasone propionate nasal spray) and the related manufacturing agreement from Novalere FP.  Innovus anticipates that the ANDA filed in November 2014 by the manufacturer with the U.S. Food and Drug Administration (“ FDA ”) may be approved by the end of 2015 or in the first half of 2016 which will allow the Company to market and sell Fluticare™ over the counter.  An ANDA is an application for a U.S. generic drug approval for an existing licensed medication or approved drug.

                Under the terms of the Merger Agreement, at the Closing Date, the Novalere Stockholders received 50% of the Consideration Shares (the “Closing Consideration Shares”), and the remaining 50% of the Consideration Shares (the “ANDA Consideration Shares”) will be delivered only if an Abbreviated New Drug Application of Fluticasone Propionate Nasal Spray of Novalere Manufacturing Partners   (the “Target Product”) is approved by the Food and Drug Administration (the “ANDA Approval”).  A portion of the Closing Consideration Shares, and if ANDA Approval is obtained prior to the 18 month anniversary of the Closing Date, a portion of the ANDA Consideration Shares, will be held in escrow for a period of 18 months from the Closing Date to be applied towards any indemnification claims by Innovus pursuant to the Merger Agreement.

                In addition, the Novalere Stockholders are entitled to receive, if and when earned, earn-out payments (the “Earn-Out Payments”). For every $5 million in Net Revenue (as defined in the Merger Agreement) realized by sales of Fluticare™ , the Novalere Stockholders will be entitled to receive, on a pro rata basis, $500,000, subject to  cumulative maximum Earn-Out Payments of $2.5 million.

                The closing price of the Company’s common stock on the Closing Date was $0.20 per share. The Company issued 12,947,657 Closing Consideration Shares of its common stock at the Closing Date, the Fair Market Value, (‘FMV”) of the Closing Consideration Shares was $2,071,625 as of the Closing Date.  As mentioned above, 12, 280,796 shares were placed in escrow to cover any potential claims that the Company might have with respect to disclosures made by the Novalere.

                The fair value of the contingent consideration is based on preliminary cash flow projections and other assumptions for the ANDA Consideration shares and the Earn-Out Payments, future changes in the estimate of such contingent consideration will be recognized as a charge to operations expense.

               Issuance of the 12,947,655 ANDA Consideration Shares is subject to milestones, achievement of which is uncertain.  The FMV of the ANDA Consideration Shares was established to account for the uncertainty in the future value of the shares.   The value of the shares as derived using the options pricing model was then weighted based on the probability of achieving the milestones to determine the FMV of the ANDA Consideration Shares and estimated potential share prices at such dates.  Based on the aforementioned calculation the fair market value of the ANDA Consideration shares was determined to be $1,657,300.

   The total fair market value of the considerations issued for the transaction are as follows:

	Shares	FMV
Closing Consideration Shares	12,947,657	$2,071,625
ANDA Consideration Shares	12,947,655	1,657,300
Total	25,895,312	$3,728,925

                Based on the assumptions, the fair market value of the Earn Out Payments was determined to be $1,205,000. The preliminary fair values of the future earn out payments was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

The total purchase price is summarized as follows:
Cash Consideration	$43,124
Common Stock issued at closing	2,071,625
ANDA Consideration Shares	1,657,300
Fair Market Value of Future Earn Out Payments	1,205,000
$4,977,049

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

The fair values of assets acquired and liabilities assumed at the transaction date are summarized below:

Cash and cash equivalents	$43,124
Prepaid expenses and other current assets	25,906
Total Tangible Assets	69,030

Product rights and related Manufacturing agreement	4,681,000
Trademarks	150,000
Total identifiable Intangible Assets	4,831,000

Goodwill	120,143
Total Acquired Assets	5,020,173

Other current liabilities	(43,124)
Total Assumed Liabilities	(43,124)

Acquired Assets Net of Assumed Liabilities	$4,977,049

           The carrying value of current assets and liabilities, and fixed assets in Novalere’s financial statements are considered to be a proxy for the fair value of those assets and liabilities.  Novalere is a pre-commercial organization specializing in selling and marketing nasal steroid products; most of the value in Novalere is applicable to the product rights and related manufacturing agreement. Novalere holds a non-exclusive, worldwide, royalty-free license to market, promote, sell, offer for sale, import and distribute the product. This business relationship is contractual in nature and meets the separability criterion and as a result is considered an identifiable intangible asset recognized separately from goodwill. The value of the business relationship is included in goodwill under US GAAP. Goodwill is calculated as the difference between the fair value of the consideration expected to be transferred and the values assigned to the identifiable tangible assets acquired and liabilities assumed. The acquired goodwill presented in the above table reflects the estimated goodwill from the preliminary purchase price allocation.

            The purchase price allocation is subject to completion of our analysis of the fair value of the assets and liabilities of Novalere as of the date of the acquisition. These adjustments could be material. The final valuation is expected to be completed as soon as practicable but no later than one year from the consummation of the Merger. The establishment of the fair value of the consideration for a Merger, and the allocation to identifiable tangible and intangible assets and liabilities requires the extensive use of accounting estimates and management judgment. The fair values assigned to the assets acquired and liabilities assumed are based on estimates and assumptions from data currently available.

Supplemental Pro Forma Information for 2015 Acquisition (unaudited)

               The following unaudited supplemental pro forma information for the months ended March 31, 2015, and 2014 assumes the contribution of Novalere had occurred as of January 1, 2015, and 2014, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Novalere been operated as part of the Company since January 1, 2015, and 2014.
	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	As Reported	Pro Forma (unaudited)	As Reported	Pro Forma (unaudited)
Revenue	$196,852	$196,852	$166,088	$166,088
Net Loss	(1,501,758)	(1,817,888)	(1,439,414)	(2,230,351)

Loss per Common Share-basic and diluted	$(0.04)	$(0.04)	$(0.06)	$(0.06)

Shares used in computed net loss per common share	34,970,677	47,918,334	22,540,119	35,487,776

 Purchase of Semprae Laboratories, Inc.

On December 24, 2013 (the “Semprae Closing Date”), the Company, through Merger Sub obtained 100% of the outstanding shares of Semprae in exchange for the issuance of 3,201,776 shares of the Company’s common stock, which shares represented fifteen percent (15%) of the total issued and outstanding shares of the Company as of the close of business on the Semprae Closing Date, whereupon Merger Sub was renamed Semprae Laboratories, Inc. Also, the Company agreed to pay $343,500 to the New Jersey Economic Development Authority (“NJEDA”) as settlement-in-full for an outstanding loan of approximately $640,000 owed by the former stockholder’s of Semprae, in full satisfaction of the obligation to the NJEDA. In addition, the Company agreed to pay the former shareholders an annual royalty (“Royalty”) equal to five percent (5%) of the net sales from Zestra® and Zestra® Glide and any second generation products derived primarily therefrom (“Semprae Target Product”) up until the time that a generic version of such Semprae Target Product is introduced worldwide by a third party.

The fair market value of the Company’s common stock issued on the Semprae Closing Date was $0.30 per share, which resulted in a fair market value of $960,530 for the common stock issued to the shareholders of Semprae. The fair value of the shares of common stock issued were determined by quoted market prices that are considered to be Level 1 inputs under the fair value measurements and disclosure guidance.  A portion of the shares issued were held in escrow pending reconciliation of assets received and liabilities assumed at the acquisition date.  At March 31, 2015 approximately $60,000 has been agreed by both parties which is the amount that will be returned to the Company in the form of common stock shares at its then quoted market price.

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

The agreement to pay the annual Royalty resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the Royalty was determined to be $308,273 at the date of acquisition. The fair value of the royalty was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 40% commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. During 2014, approximately $87,000 was paid under this arrangement and the fair value of the expected royalties to be paid was increased by $103,000.  The fair value of contingent consideration was increased to $324,000 at December 31, 2014, based on the new estimated fair value of the consideration. There was no change to the Contingent Consideration as of March 31, 2015.

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

     The aggregate purchase price consideration was as follows:

Fair value of common stock issued to Semprae shareholders	$900,909
Fair value of contingent royalty payments	308,273
Net purchase price consideration	$1,209,182

     The fair values of assets acquired and liabilities assumed at the transaction date are summarized below:

Cash and cash equivalents	$3,749
Accounts receivable	78,445
Inventory	180,441
Prepaid expenses	16,362
Property and equipment	78,973
Customer contracts	611,119
Patents	99,894
Trademarks	160,278
Goodwill	429,225
Accounts Payable	(105,804)
Debt	(343,500)

Net Assets Acquired	$1,209,182

NOTE 6 – RELATED PARTY TRANSACTIONS

CEO Promissory Note

    On January 29, 2014, the Company issued an 8% note in the amount of $25,000, to the Company’s President and Chief Executive Officer. The principal amount and interest are payable on January 22, 2015. This note was amended to extend the maturity date until January 22, 2016. (See Note 8).

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

January 2015 Non-Convertible Debenture-CFO

On January 21, 2015, the Company entered into a securities purchase agreement with the Company’s Chief Financial Officer whereby the Company issued and sold a promissory note in the principal face amount of $55,000 and warrants to purchase up to 250,000 shares of the Company’s common stock for gross proceeds of $50,000.

The Note is due on July 31, 2015 and accrued a one-time interest charge of 8% on the closing date.  The warrants, are exercisable for five years from the closing date at an exercise price of $0.30 per share of Common Stock.  The warrants contain anti-dilution protection, including ratchet protection upon dilutive issuances. (See Note 8)

Accrued Compensation-Related Party

    Accrued compensation includes accruals for employee wages and vacation pay. The components of accrued compensation are as follows:

	March 31,	December 31,
	2015	2014

Wages	$913,482	$791,987
Vacation	129,390	114,941
Total accrued compensation	$1,042,872	$906,928

    Accrued employee wages relate primarily to wages owed to the Company’s Chief Executive Officer and President. Under the terms of his employment agreement, wages are to be accrued but no payment made for so long as payment of such salary would jeopardize the Company’s ability to continue as a going concern.

NOTE 7 – NOTES PAYABLE

    The following table summarizes the outstanding unsecured (non-related party) notes payable at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
Current notes payable:	2015	2014
January 2015 Non-Convertible Debenture	$110,000	$-
February 2014 Convertible Debenture	330,000	330,000
August 2014 Debenture	40,000	40,000
Total current notes payable	480,000	370,000
Less: Debt discount, net of accretion (current)	(174,088)	(55,982)
	$305,912	$314,018

Long-term notes -payable
September 2014 Convertible Debenture	$-	$92,000
Less: Debt discount, net of accretion (long-term)	-	(67,726)
	$-	$24,274

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

                The February 2014 Convertible Debenture was issued with an original issue discount of $30,000. The original issue discount was included in the balance sheet as a discount to the related debt security and is being accreted as non-cash interest expense over the expected term of the loan.

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

           On March 12, 2015, the Company entered into an amendment agreement whereby the February 2014 Convertible Debenture was amended. Pursuant to the Agreement, the maturity date of the Debenture was amended from March 13, 2015 to September 13, 2015. In addition, the Debenture was amended so that the Company may prepay the Debenture at its option.

           In connection with the execution of the Agreement, the Company issued 250,000 shares of the Company’s common stock and amended and restated the warrant. The Warrant was originally exercisable until February 13, 2019 for 250,000 shares of Common Stock at an exercise price of $0.50 per share, subject to anti-dilution protection. The Warrant, as amended and restated, has been increased to 500,000 shares, and is exercisable until March 12, 2020 at an exercise price of $0.30 per share of Common Stock. The Warrant, as amended and restated, contains certain anti-dilution protection provisions.

                The February 2014 Convertible Debenture contained a BCF. The intrinsic value of the BCF at the date of issuance was determined by measuring the difference between the accounting conversion price and the intrinsic value of the stock at the commitment date. The Company recorded a debt discount for the intrinsic value of the BCF, which was limited to the proceeds with an offsetting increase to paid-in-capital. The BCF of $179,032 along with the original issue discount of $30,000, has been fully accreted as non-cash interest expense using the effective interest method to the maturity date of March 13, 2015.

           The amendment to the February 2014 Convertible Debenture was considered to be an extinguishment of debt as the terms of the debt instruments immediately before and after the amendment were considered to be substantially different as defined in the accounting guidance. In accordance with debt extinguishment accounting requirements, the new debt instrument was recorded at its fair value as determined on the amendment date. The estimated fair value of the note payable was $260,542, net of related debt discount of $69,458, which has been recorded in the consolidated balance sheet. In addition, the warrants associated with the February 2014 Convertible Debenture have an anti-dilution provision that has been accounted for as a derivative. The Company valued the derivative using a Probability Weighted Black-Scholes Option-Pricing Model and the following inputs, stock price on the day of issuance $0.14, 100% volatility, the term of the warrants (5 years) and the risk-free interest rate 1.51%. These unobservable inputs represent a Level 3 measurement within the fair value hierarchy. The estimated fair value of the warrants as of March 31, 2015 was $76,299 which has been recorded as a derivative liability in the consolidated balance sheet. The estimated fair value of the warrant liability will be revalued on a quarterly basis and any resulting increases or decreases in the estimated fair value will be recorded as an adjustment to operating earnings. (See Note 9)

The 2015 Amendment resulted in a net difference of $32,500 has been recorded as an extinguishment loss and is recorded in the other income (expense), net line item of the consolidated statements of operations and other comprehensive loss.

 August 2014 Debenture

                On August 30, 2014, the Company issued an 8% debenture to an unrelated third party investor in the principal amount of $40,000 (the “August 2014 Debenture”). The August 2014 Debenture bears interest at the rate of 8% per annum. The principal amount and interest are payable on August 29, 2015.

September 2014 Convertible Debenture

                On September 29, 2014, the Company issued a convertible promissory note (the “Note”) to an unrelated third party accredited investor for $50,000. The Note had a principal face amount of $92,000, did not accrue interest and was due on March 28, 2016 (the “Maturity Date”). The Note carries the right to convert any part of the principal amount under the Note into shares of common stock at a conversion price of $0.40 per share (the “Conversion Price”). On the Maturity Date, any outstanding principal due under the Note will be automatically converted into common stock at the Conversion Price. The Note holder is prohibited from converting the Note to the extent that, as a result of such conversion, it beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Note.  The September 2014 Convertible Debenture contained a BCF. The intrinsic value of the BCF at the date of issuance was determined by measuring the difference between the accounting conversion price and the intrinsic value of the stock at the commitment date. The Company recorded a debt discount for the intrinsic value of the BCF, which was limited to the proceeds with an offsetting increase to paid-in-capital. The BCF of $37,400 along with the original issue discount of $42,000, has been included in the balance sheet at March 31, 2015 as a discount to the related debt security, and is being accreted as non-cash interest expense over the expected term of the September 2014 Convertible Debenture using the effective interest method.  The implicit interest rate was 41%.

The September 2014 Convertible Debenture was converted into 230,000 shares common stock according to the terms of the note, by the investor on March 30, 2015. As such, the Company recorded the conversion of the note and the remaining BCF was charged to interest expense.

January 2015 Non-Convertible Debenture

On January 21, 2015, the Company entered into a securities purchase agreement with an unrelated third party accredited investor whereby the Company issued and sold a promissory note in the principal face amount of $110,000 and warrants to purchase up to 500,000 shares of the Company’s common stock for gross proceeds of $100,000.

The Note is due on July 31, 2015 and accrued a one-time interest charge of 8% on the closing date.  The warrants, are exercisable for five years from the closing date at an exercise price of $0.30 per share of Common Stock.  The warrants contain anti-dilution protection, including protection upon dilutive issuances.

The Warrants issued in connection with the January 2015 notes are measured at fair value and classified as a liability because these warrants contain anti-dilution protection and therefore cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the warrants was determined using Probability Weighted Black-Scholes Option-Pricing Model , resulting in a value of $99,999 on the date they were issued. The Debt was recorded using the residual method, at $1, net of a debt discount of $109,999. The discount has been included in the balance sheet at March 31, 2015 as a discount to the related debt security, and is being accreted as non-cash interest expense over the expected term of the January 2015 Non-Convertible Debenture using the effective interest method.  The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first. The anti-dilution protection for the warrants survives for the life of the warrants which ends in January 2020. (See Note 9)

Interest Expense

                The Company recognized interest expense on the unsecured (non-related party) notes payable, including amortization of debt discount of $140,737 and $14,492 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 8 –DEBENTURES – RELATED PARTIES

                The following table summarizes the outstanding debentures to related parties at March 31, 2015 and December 31, 2014. Certain of the debentures outstanding for the year ended December 31, 2013 were converted in 2014 and were no longer outstanding at March 31, 2015.

	March 31, 2015	December 31, 2014
LOC Convertible Debenture	$424,192	$424,078
January 2015 Non-Convertible Debenture-CFO	55,000
2014 Non-Convertible Notes-Related Party	150,000	150,000
Total	629,192	574,078
Less : Debt Discount, net of accretion	(123,818)	(76,492)
	505,374	497,586
Less: Current Portion	(150,108)	-
Total	$355,266	$497,586

January 2015 Non-Convertible Debenture-CFO

   On January 21, 2015, the Company entered into a securities purchase agreement with the Company’s Chief Financial Officer whereby the Company issued and sold a promissory note in the principal face amount of $55,000 and warrants to purchase up to 250,000 shares of the Company’s common stock for gross proceeds of $50,000.

The Note is due on July 31, 2015 and accrued a one-time interest charge of 8% on the closing date.  The warrants, are exercisable for five years from the closing date at an exercise price of $0.30 per share of Common Stock.  The warrants contain anti-dilution protection, including protection upon dilutive issuances.

The Warrants issued in connection with the January 2015 Non-Convertible Debenture-CFO are measured at fair value and classified as a liability because these warrants contain anti-dilution protection and therefore, cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the warrants was determined using Probability Weighted Black-Scholes Option-Pricing Model, resulting in a value of $49,999 on the date they were issued. The Debt was recorded using the residual method, at $1, net of a debt discount of $54,999. The discount has been included in the balance sheet at March 31, 2015 as a discount to the related debt security, and is being accreted as non-cash interest expense over the expected term of the January 2015 Non-Convertible Debenture using the effective interest method.  The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first. The anti-dilution protection for the warrants survives for the life of the warrants which ends in January 2020. (See Note 9)

Line of Credit – Convertible Debenture

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

During the three months ended March 31, 2015, the Company borrowed $113, under the LOC Convertible Debenture. The $113 borrowed under the LOC Convertible Debenture along with the accrued interest resulted in a BCF of $2,034. As of March 31, 2015, the Company owed a balance of $424,192 in principal amount under the LOC Convertible Debenture, and there was approximately $1.1 million remaining available to use.

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

Interest Expense

     The Company recognized interest expense on the outstanding debentures to related parties including amortization of the discount, of $31,152 and $493 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 9 – SHAREHOLDERS’ EQUITY

Capital Stock

     The Company is authorized to issue 150.0 million shares, all of which are common stock with a par value of $.001 per share.

Issuances of Common Stock

On January 17, 2013, the Company entered into an investor relations agreement with a third party pursuant to which the Company agreed to issue over the term of the agreement an aggregate of 250,000 shares of common stock in exchange for investor relations’ services to be rendered. The Company extended the terms of the investor relations agreement on a monthly basis. For the three months ended March 31, 2015, the Company issued 70,000 shares related to the service rendered.  The Company recognized expense of $11,900, and $44,000 under the investor relations agreements during the three months ended March 31, 2015 and 2014 respectively.

On March 17, 2015, the Company entered into an agreement with a consultant to provide investor relations services to the Company.   In consideration of such services, the Company issued 28,125 shares during the three months ended March 31, 2015 to the consultant, which were valued at the closing price of the Company’s common stock on the date of issuance. The aggregate value of the shares issued was $3,938 which corresponds to the service period of the consultant’s services.

On August 27, 2014, the Company agreed to issue 200,000 shares of stock pursuant to a consulting contract with a third party for marketing and public relations services. The Company issued 100,000 shares of stock pursuant to this agreement on September 2, 2014. The remaining 100,000 shares were issued on November 4, 2014.  The Company extended the consulting contract in January of 2015, and agreed to issue an additional 200,000 shares.  The issued shares have been valued at the closing price of the Company’s common stock on the date of issuance and are expensed over the period that the services are rendered.   The Company recognized $12,667 during the three months ended March 31, 2015, related to services provided.

On March 12, 2015, the Company entered into an amendment agreement with the holder of the February 2014 Convertible Debenture. Pursuant to the Agreement, the maturity date of the Debenture was amended from March 13, 2015 to September 13, 2015.  In connection with the execution of the Agreement, the Company issued 250,000 shares of the Company’s common stock. (See Note 7).

The Company issued 230,000 shares of common stock upon conversion of the September 2014 Convertible Debenture. The September 2014 Convertible Debenture was converted according to the terms of the note, by the investor on March 30, 2015. (See Note 7).

On January 23, 2015, the Company entered into a settlement agreement with CRI where-by CRI agreed to return 200,000 shares to the Company. The share return was in consideration for the Company completing certain product development and regulatory efforts relating to the sale of the product in foreign territories. (See Note 4).

The Company issued an additional 137,500 shares of common stock to other consultants under consulting agreements during the three months ended March 31, 2015.  The shares were issued under the Company’s 2013 Equity Incentive Plan (the “Incentive Plan”) or under the corresponding S-8 Plan, as filed with the Securities Exchange Commission. All issued shares have been valued at the closing price of the Company’s common stock on the date of issuance. The aggregate value of the shares issued was $25,900, and $29,900 for the three months ended March 31, 2015 and 2014, respectively.

2013 Equity Plan

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

     As of March 31, 2015, there were 8,345,239 stock units and 123,500 shares subject to options outstanding, the Company issued 1,071,772 shares as payments for services, and 459,489 shares were available for future grants under the Incentive Plan.

2014 Equity Plan

The Company has issued share-based stock, stock unit and option awards to employees, non-executive directors and outside consultants under the Incentive Plan, which was approved by the Company’s Board of Directors in November 2014. The Incentive Plan allows for the issuance of up to 20,000,000 shares of the Company’s common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The exercise price for all equity awards issued under the Incentive Plan is based on the fair market value of the common stock. Currently, because the Company’s common stock is quoted on the OTCQB, the fair market value of the common stock is equal to the last-sale price reported by the OTCQB as of the date of determination, or if there were no sales on such date, on the last date preceding such date on which a sale was reported. Generally, each vested stock unit entitles the recipient to receive one share of Company common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date. Stock units can vest according to a schedule or immediately upon award. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards, and have a ten-year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based.

As of March 31, 2015, there were 10,390,000 stock units outstanding, the Company issued 10,390,000 shares to employees and consultants, and 9,630,000 shares were available for future grants under the Incentive Plan.

Stock-based Compensation

The stock-based compensation expense for the three months ended March 31, 2015 was $630,518, for the issuance of stock units and stock options. The stock-based compensation expense for the three months ended March 31, 2014 was $564,226. The Company calculates the fair value of the stock units based upon the quoted market value of the common stock at the date of grant. The Company calculates the fair value of each stock option award on the date of grant using the Black-Scholes Option-Pricing Model. For the three months ended March 31, 2015, the following weighted average assumptions were utilized for the stock option granted during the period:

March 31, 2015
Expected life (in years)	6.0
Expected volatility	222.79%
Average risk free interest rate	1.54%
Dividend yield	0%

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

     The following table summarizes the number of options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value

Outstanding at December 31, 2014	113,000	$0.37	9.5	$-
Granted	10,500	0.14	10.0	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2015	123,500	0.35	9.3	$-
Vested at March 31, 2015	123,500	$0.35	9.3	$-

    The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common shares that were in the money at March 31, 2015. At March 31, 2015 and December 31, 2014, the aggregate intrinsic value of all outstanding options was $0.

    The Company granted 10,500 and 92,000 options during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively. The weighted average grant date fair value per share of options granted during the three months ended March 31, 2015 and the year ended December 31, 2014 was $0.14 and $0.31, respectively.

 Stock Units

    The following table summarizes the number of stock units outstanding:

Restricted Stock Units
Outstanding at December 31, 2014	8,270,239
Granted	10,507,143
Expired	-
Cancelled	-
Forfeited	-
Outstanding at March 31, 2015	18,777,382
Vested at March 31, 2015	11,403,623

     The vested stock units at March 31, 2015 have not settled and are not showing as issued and outstanding shares of the Company. Settlement of these vested stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of the Company, or (iii) 10 years from date of issuance. Settlement of vested stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the board of directors.

     On February 15, 2013, the Company entered into a stock unit agreement with its President and Chief Executive Officer pursuant to his employment agreement. Under the terms of the agreement, the Company issued 6,000,000 stock units, 2,000,000 of the units vested immediately, while the remaining 4,000,000 vest in eight equal quarterly installments until January 1, 2015, subject to his continued service to the Company as of the vesting date.  As of March 31, 2015, all of the stock units have vested under this agreement. There were 500,000 stock units which vested during the three months ended March 31, 2015 and the Company recognized expense of $210,000 which corresponds to the service period.

     On February 15, 2013, the Company entered into a stock unit agreement with a consultant. Under the terms of the agreement, the Company issued 300,000 stock units, with one thirty-sixth of the units vesting on the 7th day of each month beginning on March 7, 2013, subject to the consultant’s continued service to the Company as of the vesting date. At March 31, 2015, 208,325 shares have vested under this agreement. There were 24,999 stock units which vested during the three months ended March 31, 2015 and the Company recognized expense of $9,333, which corresponds to the service period.

     In connection with the appointment of Ms. Dillen as Executive Vice President, Chief Financial Officer, the Company entered into an employment letter with her on February 6, 2014. Under the terms of the employment letter, Ms. Dillen received 600,000 stock units. 200,000 of the units vested after six months of employment, while the remaining 400,000 vest in eight equal quarterly installments until August 6, 2016, subject to her continued service to the Company as of the vesting date. Ms. Dillen is also eligible to receive a grant of 100,000 stock units when the Company’s shares of common stock are listed on Nasdaq, all subject to Ms. Dillen’s continued employment.  As of March 31, 2015, 300,000 stock units have vested under this agreement. The Company recognized a total expense of $119,933 which corresponds to the service period.

   On February 6, 2014, the Company issued 852,273 stock units to the President and CEO in lieu of cash for the annual bonus.

                In May 2014, the Company issued an additional 75,000 restricted stock units to an employee, which vest according to the Company’s standard vesting plan. As of March 31, 2015, the Company recognized expense of $27,750 which corresponds to the service period.

                During the three months ended March 31, 2015, the Company issued 85,714 stock units to its Board of Directors, related to Board Compensation, and recognized $12,000 of expense related to the stock units.

On March 31, 2015, the Company issued 10,370,000 restricted stock units to employees and consultants, which vest one-third on the issuance date and then monthly for the next 2 years. As of March 31, 2015, the Company recognized expense of $ 483,933 for the vested units.

    The Company recognized total compensation expense for the three months ended March 31, 2015 of $628,694 for the vested portion of the stock units related to employees.  As of March 31, 2015, compensation expense related to unvested shares not yet recognized in the income statement was $770,459 and is expected to be recognized over an average remaining period of 2 years.

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

The Company issued 250,000 warrants in connection with the February 2014 Convertible Debentures. The warrants had an exercise price of $0.50 and expire February 13, 2019 (See Note 4). On March 6, 2015 the Company entered into an agreement with the note holder to extend the February 2014 Convertible Debentures for six months. As consideration for the extension, the Company granted the note holder an additional 250,000 warrants and reduced the exercise price of the warrants from $0.50 to $0.30. (See Note 7).

The Company issued 750,000 warrants in connection with the January 2015 Non-Convertible Debentures. The warrants, are exercisable for five years from the closing date at an exercise price of $0.30 per share of Common Stock.  The warrants contain anti-dilution protection, including protection upon dilutive issuances. (See Notes 7 and 8).

At March 31, 2015, there are 1,630,973 fully vested warrants outstanding.

Warrant Derivative Liability

The Warrants issued in connection with the January 2015 Non-Convertible Debentures and the February 2014 Convertible Debenture are measured at fair value and classified as a liability because these warrants contain anti-dilution protection and therefore, cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the warrants was determined using the Black-Scholes Option-Pricing Model, resulting in a value of $235,736, which was limited to the value of the debt of $150,000 in accordance with the relative fair value method, and $76,299 respectively, on the date they were issued. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first. The anti-dilution protection for the warrants survives for the life of the warrants which ends in January 2020 and March 2020. (See Notes 7 and 8).

The assumptions for the Black-Scholes Option-Pricing Model are represented in the table below for the warrants issued with the January 2015 Non-Convertible Notes and the February 2014 Convertible Debenture , reflected on a per share common stock equivalent basis.

March 31, 2015
Expected life (in years)	6.0
Expected volatility	100.00%
Average risk free interest rate	1.54%
Dividend yield	0%

The following table presents the changes in fair value of our warrants measured at fair value on a recurring basis for each reporting period-end.

March 31, 2015
Beginning Balance	$-
Value of Derivative Liability with January 2015 Non-Convertible Debentures	150,000
Value of Derivative Liability with the February 2014 Convertible Debentures	76,299
Change in Fair Value	11,223
Ending Balance	$237,522

NOTE 10– SUBSEQUENT EVENTS

On April 13, 2015, the Company announced that it had entered into an exclusive license and distribution agreement with Oz Biogenics based in Australia (“Oz Biogenics”) under which Innovus Pharma has granted to Oz Biogenics an exclusive ten year distribution right to market and sell in Mynamar and Vietnam, Innovus Pharma’s products including Zestra ® to increase Female Sexual Arousal and Desire and Satisfaction, EjectDelay ® for treating premature ejaculation, Sensum + ® to increase penile sensitivity, Vesele ® for sexual functions and cognitive responses and Zestra Glide ® the high viscosity water based lubricant. The annual minimum orders are approximately eight hundred sixty five thousand dollars over the ten year term of the agreement.

On April 8, 2015, the Company announced that it had entered into an exclusive license and distribution agreement with BroadMed SAL, a Lebanese company (“BroadMed”) under which Innovus Pharma granted to BroadMed an exclusive license to market and sell in Lebanon Innovus’ product Sensum+ ® to increase penile sensitivity. Under the agreement, Innovus Pharma is eligible to receive up to $11.1 million dollars in upfront and sales milestone payments plus double-digit tiered royalties based on BroadMed’s net sales.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Innovus Pharmaceuticals, Inc., together with its subsidiaries are collectively referred to as “Innovus”, the “Company”, “we”, or “our”. The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015,, as well as the consolidated financial statements and related notes contained therein.

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

Overview

             We are an emerging pharmaceutical company engaged in the commercialization, licensing, and development of safe and effective non-prescription medicine and consumer care products to improve men’s and women’s health and vitality and respiratory diseases.  We provide innovative and uniquely presented and packaged health solutions through our over-the-counter, (“OTC”) medicines and consumer and health products, which we market directly or through commercial partners to primary care physicians, urologists, gynecologists and therapists, and directly to consumers through on-line channels, retailers and wholesalers. Our business model leverages our ability to acquire and in-license commercial products that are supported by scientific, and or clinical evidence, place them through our existing supply chain, retail and on-line channels to tap new markets and drive demand for such products and to establish physician relationships. We currently market five products in the United States and in 25 countries around the world through our commercial partners.

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

Sales and Marketing Strategy

 Our sales and marketing strategy is based on (a) working with direct commercial channel partners in the U.S. and also directly marketing the products ourselves to primary care physicians, urologists, gynecologists and therapists and to other healthcare providers and (b) working with exclusive commercial partners outside of the U.S. that would be responsible for sales and marketing in those territories. We market and distribute our products in the U.S. through retailers, wholesalers and online channels. We also promote our products directly to primary care physicians, urologists, gynecologists and therapists and to other healthcare providers through a co-promotion partnership with Consortia Health. Our strategy outside the U.S. is to partner with companies who can effectively market and sell our products in their countries through their direct marketing and sales teams. The strategy of working to commercialize our products internationally is designed to limit our expenses and fix our cost structure, enabling us to increase our reach while minimizing the incremental spending impact on the Company.

Results of Operations for the Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

	For the Three Months Ended
	March 31,
	2015	2014

Revenue	$196,852	$166,088

Operating expenses
Cost of product sales	76,420	55,851
Research & development	-	55,567
Stock-based compensation, common stock, stock units, and stock options issued for services	895,071	717,980
General and administrative	629,351	567,610
Total operating expenses	1,524,422	1,397,008

Operating loss	(1,327,570)	(1,230,920)

Other income (expenses)
Interest expense	(173,882)	(208,494)
Loss on extinguishment of Debt	(32,500)
Fair Value adjustment of Derivative	32,194

Net income (loss) applicable to common shareholders	$(1,501,758)	$(1,439,414)

Revenue: The Company recognized revenue of $196,852 during the three months ended March 31, 2015, compared to $166,088 for the three months ended March 31, 2014. The increase in revenue of $30,764, was due to the launch of our products with several of our international commercial partners.

Cost of Goods Sold: We recognized cost of goods sold of $76,420 for the three months ended March 31, 2015, compared to $55,851 for the three months ended March 31, 2014. The cost of goods sold includes the cost of inventory, shipping and royalties.  The increase in cost of goods sold is a result of the corresponding increase in revenue during the quarter ended March 31, 2015 compared to the same period in the prior year.

Research & Development: Research and development expenses are mainly related to the development and post marketing studies supporting Zestra®, Zestra Glide®, Sensum+® and EjectDelay®.  There were no research & development costs in the quarter ended March 31, 2015, as the Company has completed many of its post marketing studies and launched the products for sale.  We do not expect to incur any significant research and development costs related to Fluticare TM, as the ANDA has been submitted and we are awaiting FDA correspondence.

Stock-Based Compensation: Stock-based compensation expense consisted of expense related to common stock, stock units and stock options granted to employees, the board, and consultants.  Stock based compensation expense for consultants included legal, sales and marketing, and investor relations support. Stock based compensation for the three months ended March 31, 2015 was $895,071 compared to $717,980 for the three months ended March 31, 2014. The increase was primarily related to additional restricted stock units given to employees.  We expect to continue to use equity instruments in lieu of cash to pay certain vendors and employees.

General and Administrative: General and administrative expenses consist primarily of sales and marketing support, legal, accounting, public company costs and other infrastructure expenses related to the launch of our products.

General and administrative expenses decreased by $49,677 to $629,351 for the three months ended March 31, 2015, from $679,028 for the three months ended March 31, 2014. This was primarily due to a decrease in consulting fees related to the preparation for product launch.  Additionally, our general and administrative expenses include professional fees, investor relations, insurance premiums, public reporting costs and general corporate expenses. We expect our general and administrative expenses to increase most notably in the area of compensation as we build our business and increase our sales and commercialization efforts of our products.

Interest expense: Interest expense primarily includes interest related to the Company’s debt and amortization of debt discount (See Notes 7 and 8).

For the three months ended March 31, 2015, interest expense was $173,882, which included amortization of debt discount of $72,513, compared to $208,494 for the three months ended March 31, 2014. The decrease of $34,612 was primarily due to an decrease in interest expense related to the Convertible Debenture Line of Credit and the reduction in debt due to the payoff of the December 2013 Debenture.

Liquidity and Capital Resources

             The Company’s operations have been financed primarily through advances from officers, directors and related parties, outside capital, and from revenues generated from the recent launch of its products and commercial partnerships signed for the sale and distribution of its products.. These funds have provided the Company with the resources to operate its business, to sell and support its products, attract and retain key personnel, and add new products to its portfolio. To date, the Company has experienced net losses and negative cash flows from operations each year since its inception. As of March 31, 2015, the Company had an accumulated deficit of approximately $13 million.

            The Company has raised funds through the issuance of debt and the sale of common stock. For the three months ended March 31, 2015 the Company has raised $0.15 million in funds, which include $0.1 million from the issuance of non-convertible debentures to unrelated third parties in January 2015, and $0.05 million in proceeds from the issuance of additional non-convertible debt instruments to related parties. The Company has also issued equity instruments where possible to pay for services from vendors and consultants.

            As of March 31, 2015, the Company had $0.05 million in cash and cash equivalents, $1.1 million in cash available for use under the line of credit convertible debenture with a related party, and $0.1 million in accounts receivable. During the three months ended March 31, 2015, the Company recognized $0.2 million in revenues from sales of its commercially available products.  While the Company had a working capital deficiency of $0.6 million at March 31, 2015, the Company expects that its existing capital resources, revenues from sales of its products, upcoming sales milestone payments from the commercial partners signed for its products, along with the $1.1 million in funds currently available for use under the LOC Convertible Debenture will be sufficient to allow the Company to continue its operations, commence the product development process, and launch selected products through July 1, 2016.

In addition, the Company continues to seek new licensing agreements from third-party vendors to commercialize its products in territories outside the U.S., which could result in upfront, milestone, royalty and/or other payments.  The Company may also seek to raise capital, debt or equity, from outside sources to pay for further expansion and development of its business, and to meet current obligations. Such capital may not be available to the Company when it needs it on terms acceptable to the Company, if at all.  However, the Company’s actual needs will depend on numerous factors, including timing of introducing its products to the marketplace, its ability to attract additional ex-US distributors for its products and its ability to in-license in non-partnered territories and/or develop new product candidates. The Company may also seek to raise capital, debt or equity, from outside sources to pay for further expansion and development of its business, and to meet current obligations. Such capital may not be available to the Company when it needs it on terms acceptable to the Company, if at all.

The Company’s principle debt instruments include the following:

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

On March 12, 2015, the Company entered into an amendment agreement whereby the February 2014 Convertible Debenture was amended. Pursuant to the Agreement, the maturity date of the Debenture was amended from March 13, 2015 to September 13, 2015. In addition, the Debenture was amended so that the Company may prepay the Debenture at its option.

In connection with the execution of the Agreement, the Company issued 250,000 shares of the Company’s common stock and amended and restated the warrant. The Warrant was originally exercisable until February 13, 2019 for 250,000 shares of Common Stock at an exercise price of $0.50 per share, subject to anti-dilution protection. The Warrant, as amended and restated, has been increased to 500,000 shares, and is exercisable until March 12, 2020 at an exercise price of $0.30 per share of Common Stock. The Warrant, as amended and restated, contains certain anti-dilution protection provisions.

January 2015 Non-Convertible Debentures

On January 21, 2015, the Company entered into a securities purchase agreement with an unrelated third party accredited investor, and the Company’s Chief Financial Officer whereby the Company issued and sold promissory notes in the principal face amount of $165,000 and warrants to purchase up to 750,000 shares of the Company’s common stock for gross proceeds of $150,000.

The Notes are due on July 31, 2015 and accrued a one-time interest charge of 8% on the closing date.  The warrants, are exercisable for five years from the closing date at an exercise price of $0.30 per share of Common Stock.  The warrants contain anti-dilution protection, including protection upon dilutive issuances.

Promissory Notes

     From time to time in 2014, we have sold promissory notes to various parties, including related parties, in the aggregate principal amount of $190,000.  The notes bear interest at the rate of 8% per annum, and are payable a year from issuance.

LOC Convertible Debenture

     In January 2013, we entered into the a line of credit convertible debenture, (the “LOC Convertible Debenture”) with our President and Chief Executive Officer, which was amended and restated on March 18, 2013, amended on May 6, 2013, amended and restated on November 11, 2013, amended on February 19, 2014 and amended and restated on July 22, 2014. Under the terms of the LOC Convertible Debenture: (1) we can request to borrow up to a maximum principal amount of $1,500,000 from time to time; (2) amounts borrowed bear an annual interest rate of 8%; (3) the holder’s funding commitment automatically terminates on the earlier of either (a) when we complete a financing with minimum net proceeds of at least $4 million (the “Future Financing”), or (b) July 1, 2016; and (4) the holder had sole discretion to determine whether or not to make an advance upon our request.  Upon the occurrence of the Future Financing, the LOC Convertible Debenture shall automatically convert into the securities issued in the Future Financing on the same terms and conditions.  In the event the Future Financing does not occur on or prior to July 1, 2016, the LOC Convertible Debenture shall automatically convert into shares of our common stock at a conversion price of $0.312 per share.

     On February 19, 2014, we agreed with the holder of the LOC Convertible Debenture to convert the then outstanding principal and interest owed of $476,165 into 1,190,411 shares of our common stock at a conversion price of $0.40 per share. As of March 31, 2015 the principal amount owed under the LOC Convertible Debenture was $424,192, and there was approximately $1.1 million remaining available to use.

Cash Flows

    For the three months ended March 31, 2015, cash used in operating activities was $91,765, consisting primarily of the net loss for the period of $1,501,758, which was partially offset by non-cash stock-based compensation expense of $630,518, common stock, stock units and stock options issued for services of $264,553, and amortization of debt discount of $138,899. Additionally, working capital changes consisted of cash increases of $110,453 related to a decrease in accounts receivable from cash collections from customers, a decrease of $21,407 related to an increase in accounts payable and accrued expenses, and an increase of $135,944 related to accrued compensation.

Critical Accounting Policies and Estimates

     For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Standards

     Refer to Note 3, in “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of new accounting standards.

Off- Balance Sheet Arrangements

     None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of March 31, 2015, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

     During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

     In the normal course of business, the Company may be a party to legal proceedings. The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

     Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

             For the quarter ended March 31, 2015, the Company issued 298,125 shares of its common stock valued at $53,838 in exchange for investor relations services under the Company’s existing investor relations agreements with a third parties.

On March 12, 2015, the Company entered into an amendment agreement with the holder of the February 2014 Convertible Debenture. Pursuant to the Agreement, the maturity date of the Debenture was amended from March 13, 2015 to September 13, 2015.  In connection with the execution of the Agreement, the Company issued 250,000 shares of the Company’s common stock valued at $32,500.

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

Innovus Pharmaceuticals, Inc.
(Registrant)

Dated: May 15, 2015	/s/ Bassam Damaj
Bassam Damaj, President and Chief
Executive Officer

Dated: May 15, 2015	/s/ Lynnette Dillen
Lynnette Dillen, Executive Vice President and Chief
Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
2.01
Agreement and Plan of Merger, dated February 4, 2015, by and among Innovus Pharmaceuticals, Inc., Innovus Pharma Acquisition Corporation, Innovus Pharma Acquisition Corporation II, Novalere FP, Inc. and Novalere Holdings, LLC, filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on February 5, 2015 and incorporated herein by reference.

10.01
Form of Securities Purchase Agreement between the Company and Vista Capital Investments, LLC, dated January 21, 2015, filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 23, 2015 and incorporated herein by reference.

10.02
Form of Securities Purchase Agreement between the Company and Lynnette Dillen, dated January 21, 2015, filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 23, 2015 and incorporated herein by reference.

10.03
Form of Promissory Note between the Company and Vista Capital Investments, LLC, dated January 21, 2015, filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 23, 2015 and incorporated herein by reference.

10.04
Form of Promissory Note between the Company and Lynnette Dillen, dated January 21, 2015, filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 23, 2015 and incorporated herein by reference.

10.05
Form of Warrant between the Company and Vista Capital Investments, LLC, dated January 21, 2015, filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 23, 2015 and incorporated herein by reference.

10.06
Form of Warrant between the Company and Lynnette Dillen, dated January 21, 2015, filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 23, 2015 and incorporated herein by reference.

10.07
Form of Warrant Amendment between the Company and Vista Capital Investments, LLC, dated January 21, 2015, filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 23, 2015 and incorporated herein by reference.

10.08
Form of Warrant Amendment between the Company and Lynnette Dillen, dated January 21, 2015, filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 23, 2015 and incorporated herein by reference.

10.09
Employment Agreement, between Innovus Pharmaceuticals, Inc. and Lynnette Dillen, dated January 21, 2015, filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 23, 2015 and incorporated herein by reference.

10.10
Employment Agreement Amendment, between Innovus Pharmaceuticals, Inc. and Bassam Damaj, dated January 21, 2015, filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on January 23, 2015 and incorporated herein by reference.

10.11
Registration Rights and Stock Restriction Agreement, dated February 4, 2015, by and between Innovus Pharmaceuticals, Inc., and Novalere Holdings, LLC, filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on February 5, 2015 and incorporated herein by reference.

10.12
Voting Agreement, dated February 4, 2015, by and between Innovus Pharmaceuticals, Inc., and Novalere Holdings, LLC, filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on February 5, 2015 and incorporated herein by reference.

10.13
Agreement, dated March 12, 2015, by and between Innovus Pharmaceuticals, Inc. and Gemini Master Fund, Ltd., filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on March 16, 2015 and incorporated herein by reference.

10.14
Form of Amended and Restated Warrant, issued March 12, 2015, filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on March 16, 2015 and incorporated herein by reference.

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