Form 10-Q
period 2015-06-30
INNOVUS PHARMACEUTICALS, INC.
filed 2015-08-14
CIK 1411879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2015
or
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

Outstanding Shares
As of August 14, 2015, the registrant had 42,664,805 shares of common stock outstanding.

-i-

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2015	December 31, 2014
	Unaudited

CURRENT ASSETS
Cash	$16,417	$7,479
Accounts receivable	37,885	191,601
Prepaid expenses	63,220	55,024
Deposits	17,391	21,919
Inventory	291,089	265,959
Total Current Assets	426,002	541,982

PROPERTY AND EQUIPMENT, NET	59,733	54,511

OTHER ASSETS
Goodwill	549,368	429,225
Intangible assets, net	5,612,067	1,055,372

TOTAL ASSETS	$6,647,170	$2,081,090

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$507,464	$362,160
Deferred revenue	7,754	25,224
Accrued interest payable	105,809	52,568
Warrant liability	178,368	-
Notes payable, net of debt discount of $120,085 in 2015 and $55,982 in 2014.	359,915	314,018
Debentures - related parties (current portion), net of debt discount of $68,926 in 2015	150,108	-
Customer deposits	16,325	-
Total Current Liabilities	1,325,743	753,970

NON-CURRENT LIABILITIES
Accrued compensation	1,276,077	906,928
Notes payable, net of debt discount of $67,726 in 2014	-	24,274
Debentures - related parties, net of debt discount of $29,384 and $76,492 in 2015 and 2014	380,774	497,586
Contingent consideration	3,229,804	324,379
Total Non-Current Liabilities	4,886,655	1,753,167
TOTAL LIABILITIES	6,212,398	2,507,137

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock: 150,000,000 shares authorized,
at $0.001 par value, 40,845,545 and 27,112,263
shares issued and outstanding, respectively	40,846	27,113
Additional paid-in capital	13,991,924	10,778,807
Accumulated deficit	(13,597,998)	(11,231,967)
Total Stockholders' Equity (Deficiency)	434,772	(426,047)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$6,647,170	$2,081,090

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
NET REVENUES	$380,325	$279,872	$183,473	$113,784
COST OF GOODS COLD	140,449	106,397	64,029	50,546
GROSS PROFIT	239,876	173,475	119,444	63,238
OPERATING EXPENSES
Research and development	-	109,695	-	54,128
General and administrative	2,349,970	2,291,972	901,968	1,006,382
Total Operating Expenses	2,349,970	2,401,667	901,968	1,060,510
LOSS FROM OPERATIONS	(2,110,094)	(2,228,192)	(782,524)	(997,272)
Interest expense	(271,366)	(296,837)	(97,484)	(88,343)
Loss on extinguishment of debt	(32,500)	-	-	-
Change in fair value of derivative liability	47,929	-	15,735	-
NET LOSS	$(2,366,031)	$(2,525,029)	$(864,273)	$(1,085,615)

BASIC LOSS AND DILUTED LOSS PER SHARE	$(0.06)	$(0.11)	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	37,909,664	23,191,829	40,816,767	23,807,965

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
For the Period Beginning December 31, 2013 and Ending June 30, 2015

					Total Stockholders' Equity/(Deficit)
			Additional Paid-in Capital
	Common Stock			Accumulated (Deficit)
	(Shares)	(Amount)
Balance at December 31, 2014	27,112,263	$27,113	$10,778,807	$(11,231,967)	$(426,047)

Common stock and options issued for services	505,625	505	218,357	-	210,662

Common stock and options issued for product acquisition	12,947,657	12,948	2,058,678	-	2,071,626

Stock based compensation expense	-	-	751,710	-	751,710

Common stock issued for convertible debt	230,000	230	91,770	-	92,000

CRI Share reduction	(200,000)	(200)	(37,800)	-	(38,000)

Common stock and RSUs issued for board compensation	-	-	93,998	-	93,998

Fair Value of Beneficial conversion on line of credit	-	-	4,154	-	4,154

Shares issued for extension of February 2014 convertible debentures	250,000	250	32,250		32,500
		`		-
Net loss for Six Months ended June 30, 2015	-	-	-	(2,366,031)	(2,366,031)

Balance at June 30, 2015	40,845,545	$40,846	$13,991,924	$(13,597,998)	$434,772

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(2,366,031)	$(2,525,029)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	17,815	29,358
Stock based compensation	751,710	926,164
Common stock, stock units, and stock options issued for services	319,701	285,142
Loss on extinguishment of debt	32,500	-
Change in fair value of derivative liability	(47,929)	-
Amortization of Debt discount	220,417	256,198
Amortization of intangibles	239,582	44,044
Changes in operating assets and liabilities, net of acquisition amounts
Accounts receivable	153,716	63,507
Prepaid Expenses	1,778	(1,833)
Deposits	6.961	21,200
Inventory	(25,130)	(22,953)
Accrued expenses	161,629	104,670
Accrued compensation	369,149	269,666
Interest payable	53,241	40,090
Deferred revenue	(17,470)	(25,349)
Net Cash Used in Operating Activities	(128,361)	(535,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(9,537)	-
Intangible assets	(3,277)	-
Net Cash Used in Investing Activities	(12,814)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debenture - related party	113	-
Proceeds from notes payable, net	100,000	300,000
Proceeds from notes payable - related party	50,000	125,000
Proceeds from convertible debt	-	121,378
Net Cash Provided by Financing Activities	150,113	546,378

NET CHANGE IN CASH	8,938	11,253

CASH AT BEGINNING OF PERIOD	7,479	33,374

CASH AT END OF PERIOD	$16,417	$44,627

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION - FAIR VALUE OF:
Common Stock issued for Conversion of debt	$92,000	$742,300
Common Stock issued and potentially issuable for acquisition	$4,977,050	$-
Return of Common Stock shares related to license agreement	$38,000	$-
Shares issued in conjunction with Debt Amendment	$32,500	$-
Beneficial conversion on line of credit	$4,154	$-

See accompanying notes to these condensed consolidated financial statements.

 INNOVUS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2015
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS OF THE COMPANY

Innovus Pharmaceuticals, Inc., together with its subsidiaries (collectively referred to as “Innovus” or the “Company”) is a San Diego, California based  pharmaceutical company that delivers safe and effective non-prescription medicine and consumer care products to improve men’s and women’s health and vitality and respiratory diseases.

The Company has five products that are currently being marketed: (1) Zestra®, a non-medicated, patented consumer care product that has been clinically proven to increase desire, arousal and satisfaction in women; (2) EjectDelay®, an over-the-counter monograph-compliant benzocaine-based topical gel for treating premature ejaculation; (3) Sensum+®, a non-medicated consumer care cream that increases penile sensitivity (ex-US); (4) Zestra Glide®, a clinically tested high viscosity low osmolality water-based lubricant and (5) Vesele®, a proprietary and novel oral dietary supplement to maximize nitric oxide beneficial effects on sexual functions and brain health. Vesele® contains a patented formulation of L-Arginine and L-Citrulline in combination with the natural absorption enhancer Bioperine®.

Pipeline Products

Androferti®

On January 28, 2015, the Company entered into an exclusive distribution agreement with Laboratorios Q Pharma (Spain) to distribute and commercialize Androferti in the U.S. and, in Canada, through a partner. Androferti is a natural supplement that supports overall male reproductive health and sperm quality. Androferti, has been shown in multiple published clinical trials to statistically increase seminal quality (concentration, motility, morphology and vitality) and  enhances spermatozoa quality (decreases of vacuoles in the sperm nucleus, decreases DNA fragmentation, decreases the dynamics of sperm DNA fragmentation and improves the inventory of mobile sperms.

Fluticare™ (Fluticasone propionate nasal spray)

Innovus acquired the worldwide rights to market and sell the Fluticare™ brand (Fluticasone propionate nasal spray) and the related manufacturing agreement from Novalere FP in February, 2015.  Innovus expects that the Abbreviated New Drug Application (“ANDA”) filed in November 2014 by the manufacturer with the U.S. Food and Drug Administration (“FDA”) may be approved by the end of 2015 or in the first half of 2016, which will allow the Company to market and sell Fluticare™ over-the-counter.  An ANDA is an application for a U.S. generic drug approval for an existing licensed medication or approved drug.  Fluticasone Propionate Nasal Spray (“FPNS”) is the most prescribed nasal steroid in the U.S. since 2007, with more than 150 million units sold and has been the #1 prescribed nasal spray to patients in the U.S. for more than five consecutive years.  More than 40 million units of FPNS nasal spray product form were sold in the U.S. in 2014 and the worldwide market is estimated to be over $1 billion annually.

NOTE 2 – LIQUIDITY

The Company’s operations have been financed primarily through advances from officers, directors and related parties, outside capital, revenues generated from the launch of its products and commercial partnerships signed for the sale and distribution of its products domestic and internationally. These funds have provided the Company with the resources to operate its business, sell and support its products, attract and retain key personnel and add new products to its portfolio. The Company has experienced net losses and negative cash flows from operations each year since its inception. As of June 30, 2015, the Company had an accumulated deficit of $13,597,998.

The Company has raised funds through the issuance of debt and the sale of common stock. The Company has also issued equity instruments in certain circumstances to pay for services from vendors and consultants.  For the six months ended June 30, 2015 the Company raised $150,000 in funds, which included $100,000 from the issuance of a note payable to an unrelated third party and $50,000 in proceeds from the issuance of a non-convertible debt instrument to a related party.

As of June 30, 2015, the Company had $16,417 in cash, $1.1 million in cash available for use under the Line Of Credit Convertible Debenture, increased to $1.6 million on August 12, 2015, with a related party (See Notes 8 and 10) and $37,885 in accounts receivable. During the six months ended June 30, 2015, the Company recognized $380,325 in revenues.  While the Company had a working capital deficiency of $899,741 at June 30, 2015, the Company expects that its existing capital resources, revenues from sales of its products and upcoming sales milestone payments from the commercial partners signed for its products, along with the funds currently available for use under the LOC Convertible Debenture will be sufficient to allow the Company to continue its operations, commence the product development process and launch selected products through July 1, 2016.

The Company’s actual needs will depend on numerous factors, including timing of introducing its products to the marketplace, its ability to attract additional ex-US distributors for its products and its ability to in-license in non-partnered territories and/or develop new product candidates.  The Company may also seek to raise capital, debt or equity from outside sources to pay for further expansion and development of its business and to meet current obligations. Such capital may not be available to the Company when it needs it on terms acceptable to the Company, if at all. See Note 10 for financing received after the balance sheet date.

 NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries: FasTrack Pharmaceuticals, Inc., Semprae Laboratories, Inc. (“Semprae”) and Novalere, Inc. (“Novalere”). All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include equity-based instruments, revenue recognition, sales adjustments, fair value of the derivative liability and intangible assets. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Fair Value Measurement

The Company’s financial instruments are cash, accounts receivable, accounts payable, accrued liabilities and debt. The recorded values of cash, trade accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The Company believes the recorded values of convertible debentures and convertible debt, net of the discount, approximate the fair value as the interest rate (stated or effective) approximates market rates for similar types of instruments.

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

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. Cash held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Accounts receivable consist primarily of amounts receivable from Sothema Laboratories under the Company's licensing agreements and from sales of Zestra®. The Company also requires a percentage of payment in advance for product orders with its larger partners. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

As of June 30, 2015 and December 31, 2014, the Company had $37,885 and $191,601, respectively, in accounts receivable, presented net of estimated returns and allowances.

The Company had three major customers that accounted for 18.3%, 13.1% and 11.1%, respectively, of net sales during the six months ended June 30, 2015.  These same customers accounted for 25.1%, 0.0% and 10.4%, respectively, of gross accounts receivable as of June 30, 2015.  These customers accounted for 31.4%, 0.0% and 0.0%, respectively, of net sales during the six months ended June 30, 2014 and another customer accounted for 9.9%.

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

Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory is shown net of obsolescence, determined based on shelf life or potential product replacement. Inventory consists of the following at June 30, 2015:

Raw materials	$94,566
Work in process	24,122
Finished goods	172,401
Total	$291,089

Property and Equipment

Property and equipment are recorded at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years. The initial cost of property and equipment consists of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.

Intangible Assets

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from 7 to 15 years. The useful life of the intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.

 Amortizable intangible assets consist of the following:

June 30, 2015
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$417,598	$39,158	$378,439	7 - 15
Customer Contracts	611,119	92,818	518,301	10
Sensum+® License	234,545	38,227	196,318	10
Vesele® trademark	25,287	2,304	22,983	10
Novalere Mfg Contract	4,681,000	184,975	4,496,026	10
Total	$5,969,549	$357,482	$5,612,067

December 31, 2014

	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$264,321	$23,671	$240,650	7 - 15
Customer Contracts	611,119	62,262	548,857	10
Sensum+® license	272,545	31,250	241,295	10
Vesele® trademark	25,287	717	24,570	10
Total	$1,173,272	$117,900	$1,055,372

Expected amortization at June 30, 2015 is approximately $589,000 for each of the next five years and $2,667,000 thereafter.

Goodwill

The Novalere purchase price allocation was based upon an analysis of the fair value of the assets and liabilities acquired from Novalere. The final purchase price may be adjusted up to one year from the date of the acquisition. Identifying the fair value of the tangible and intangible assets and liabilities acquired required the use of estimates by management and were based upon currently available data, as noted below (See Note 5).

The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets and expanding market share.

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicates an impairment may have occurred, by comparing its reporting unit's carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The goodwill was recorded as part of the acquisition of Semprae that occurred on December 24, 2013, and the acquisition of Novalere that occurred on February 5, 2015. There was no impairment of goodwill for the six months ended June 30, 2015 or the year ended December 31, 2014.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement with the relevant tax authority. There were no uncertain tax positions at June 30, 2015.

 Revenue Recognition, Trade Receivables and Deferred Revenue

The Company generates revenues from product sales and the licensing of the rights to market and commercialize its products.

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition.  Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) title to the product has passed or services have been rendered; (3) price to the buyer is fixed or determinable and (4) collectability is reasonably assured.

Product Sales: The Company ships product to its wholesale and retail customers pursuant to purchase agreements or orders. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer and (6) the amount of future returns can be reasonably estimated.

The license agreements the Company enters into normally generate three separate components of revenue: 1) An initial payment due on signing or when certain specific conditions are met; 2) Royalties that are earned on an ongoing basis as sales are made or a pre-agreed transfer price and 3) Milestone payments that are earned when cumulative sales reach certain levels. Revenue from the initial payments or licensing fee is recognized when all required conditions are met. Royalties are recognized as earned based on the licensee’s sales. Revenue from the milestone payments is recognized when the cumulative revenue levels are reached. ASC 605-28, Milestone Method, is not used by the Company as these milestones are sales-based and similar to a royalty and the achievement of the sales levels is neither based, in whole or in part, on the vendor’s performance nor is a research or development deliverable.

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

The estimated reserve for sales returns and allowances, which is included in accounts receivable, was approximately $26,000 at June 30, 2015 and $24,000 at December 31, 2014.

Cost of Product Sales

Cost of product sales includes the cost of inventory, royalties and inventory reserves. The Company is required to make royalty payments based upon the net sales of three of its marketed products, Zestra®, Sensum+® and Vesele®.

Research and Development Costs

Research and development (“R&D”) costs, including research performed under contract by third parties, are expensed as incurred. Major components of R&D expenses consist of testing, post marketing clinical trials, material purchases and regulatory affairs.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the six months ended June 30, 2015 and 2014 have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures, are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock-based compensation expense are recorded.

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

Equity Instruments Issued to Non-Employees for Services

Issuances of the Company’s equity for services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants is determined at the earlier of (a) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (b) the date at which performance is complete, and is based upon the quoted market price of the common stock at the date of issuance (See Note 9).

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. Comprehensive loss was the same as net loss for the six months ended June 30, 2015 and 2014, as the Company has no other comprehensive income.

Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the six months ended June 30, 2015 and 2014, basic earnings per share are the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive.

The following table shows the anti-dilutive shares excluded from the calculation of basic and diluted loss per common share attributable to the Company as of June 30, 2015 and 2014:

	As of June 30,
	2015	2014
Gross number of shares excluded:
Restricted Stock units	19,033,482	7,937,791
Stock options	134,000	62,000
Convertible Notes	2,281,128	825,000
Warrants	1,630,973	630,973
Total	23,079,583	9,455,764

The above table does not include the ANDA Consideration Shares related to the Novalere acquisition, as they are considered contingently issuable (See Note 5).

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently in the process of evaluating whether the adoption of this update will have a material effect on its condensed consolidated financial statements and related disclosures.

In April 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently in the process of evaluating whether the adoption of this update will have a material effect on its condensed consolidated financial statements and related disclosures.

In November 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. This update clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, it clarifies that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The effects of initially adopting the new standard should be applied on a modified retrospective basis to existing hybrid financial instruments issued in a form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating whether the adoption of this update will have a material effect on its condensed consolidated financial statements and related disclosures.

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

NOTE 4 – RECENT LICENSE AGREEMENTS

OZ Biogenics Agreement

In April, 2015, the Company entered into an exclusive license and distribution agreement with Oz Biogenics, based in Australia, under which Innovus has granted to Oz Biogenics an exclusive ten-year distribution right to market and sell Innovus’ products in Myanmar and Vietnam, including Zestra®, EjectDelay® for treating premature ejaculation, Sensum+®, Vesele® and Zestra Glide® is a. Under the ten-year term of this agreement, annual minimum orders are approximately $86,000 and total minimum orders are approximately $860,000.

The Company has not recognized any revenue for the six months ended June 30, 2015 pursuant to this agreement.

BroadMed SAL Agreement

In April, 2015, the Company entered into an exclusive license and distribution agreement with BroadMed SAL, a Lebanese company, under which Innovus granted to BroadMed an exclusive license to market and sell in Lebanon Innovus Pharma’s Sensum+® to increase penile sensitivity. Under the agreement, Innovus PharmaIn addition, the Company is eligible to receive up to $11.1 million dollars in upfront and sales milestone payments. For the six months ended June 30, 2015, the Company received and recognized $5,000 in upfront payments under this agreement.

Tabuk Pharmaceuticals Agreement

On March 17, 2015, the Company entered into an exclusive license agreement with Tabuk Pharmaceuticals, a Saudi Arabian company (“Tabuk”), with large commercial operations in the Middle East and North Africa, under which the Company granted to Tabuk an exclusive license to market and sell the Company’s topical treatment for Premature Ejaculation, EjectDelay®, Sensum+ ® product for increasing penile sensitivity and Vesele ® product to increase sexual and cognitive health in the Kingdom of Saudi Arabia, Iraq, Sudan, Tunisia, Morocco (for the Vesele product only), Libya, Algeria, Jordan, Kuwait, UAE, Qatar, Oman, Yemen and Egypt (collectively the “Territory”).

Under the agreement, Innovus will receive an upfront payment and is eligible to receive up to approximately $86.5 million U.S. dollars upon and subject to the achievement of sales milestones based on cumulative supplied units of the licensed products in the Territory plus royalties based on Tabuk’s net sales.

The Company did not recognize any revenue for the six months ended June 30, 2015 pursuant to this agreement.

NOTE 5 - BUSINESS ACQUISITIONS

Acquisition of Novalere

On February 5, 2015 (the "Closing Date”) the Company, Innovus Pharma Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Innovus (“Merger Subsidiary I”), Innovus Pharma Acquisition Corporation II, a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Subsidiary II”), Novalere FP, Inc., a Delaware corporation (“Novalere FP”) and Novalere Holdings, LLC, a Delaware limited liability company (“Novalere Holdings”), as representative of the shareholders of Novalere (the “Novalere Stockholders”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Subsidiary I merged into Novalere and then Novalere merged with and into Merger Subsidiary II (the “Merger”), with Merger Subsidiary II surviving as a wholly-owned subsidiary of the Company. Pursuant to the articles of merger effectuating the Merger, Merger Subsidiary II changed its name to Novalere, Inc.

With the Merger, Innovus acquired the worldwide rights to market and sell the Fluticare™ brand (Fluticasone propionate nasal spray) and the related manufacturing agreement from Novalere FP.  Innovus anticipates that the ANDA filed in November 2014 by the manufacturer with the U.S. Food and Drug Administration (“FDA ”) will be approved by the end of 2015 or in the first half of 2016, which will allow the Company to market and sell Fluticare™ over the counter.  An ANDA is an application for a U.S. generic drug approval for an existing licensed medication or approved drug.

 Under the terms of the Merger Agreement, at the Closing Date, the Novalere Stockholders received 50% of the Consideration Shares (the “Closing Consideration Shares”) and the remaining 50% of the Consideration Shares (the “ANDA Consideration Shares”) will be delivered only if an Abbreviated New Drug Application of Fluticasone Propionate Nasal Spray of Novalere Manufacturing Partners (the “Target Product”) is approved by the Food and Drug Administration (the “ANDA Approval”).  A portion of the Closing Consideration Shares and, if ANDA Approval is obtained prior to the 18 month anniversary of the Closing Date, a portion of the ANDA Consideration Shares, will be held in escrow for a period of 18 months from the Closing Date to be applied towards any indemnification claims by Innovus pursuant to the Merger Agreement.

In addition, the Novalere Stockholders are entitled to receive, if and when earned, earn-out payments (the “Earn-Out Payments”). For every $5 million in Net Revenue (as defined in the Merger Agreement) realized by sales of Fluticare™ , the Novalere Stockholders will be entitled to receive, on a pro rata basis, $500,000, subject to  cumulative maximum Earn-Out Payments of $2.5 million.

The closing price of the Company’s common stock on the Closing Date was $0.20 per share. The Company issued 12,947,657 Closing Consideration Shares of its common stock at the Closing Date, the Fair Market Value, (‘FMV”) of the Closing Consideration Shares was $2,071,625 as of the Closing Date.  12,280,796 shares were placed in escrow to cover any potential claims that the Company might have with respect to disclosures made by the Novalere.

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

The total fair market value of the considerations issued and to be issued for the transaction are as follows:

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

The total purchase price is summarized as follows:
Cash Consideration	$43,124
Common Stock issued at closing	2,071,625
ANDA Consideration Shares	1,657,300
Fair Market Value of Future Earn Out Payments	1,205,000
Total	$4,977,049

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

The fair values of assets acquired and liabilities assumed at the transaction date are summarized below:

Cash	$43,124
Prepaid expenses and other current assets	25,906
Total Tangible Assets	69,030

Product rights and related Manufacturing agreement	4,681,000
Trademarks	150,000
Total identifiable Intangible Assets	4,831,000

Goodwill	120,143
Total Acquired Assets	5,020,173

Other current liabilities	(43,124)
Total Assumed Liabilities	(43,124)

Acquired Assets Net of Assumed Liabilities	$4,977,049

The carrying value of current assets and liabilities and fixed assets in Novalere’s financial statements are considered to be a proxy for the fair value of those assets and liabilities.  Novalere is a pre-commercial organization specializing in selling and marketing nasal steroid products; most of the value in Novalere is applicable to the product rights and related manufacturing agreement. Novalere holds a non-exclusive, worldwide, royalty-free license to market, promote, sell, offer for sale, import and distribute the product. This business relationship is contractual in nature and meets the separability criterion and as a result is considered an identifiable intangible asset recognized separately from goodwill. The value of the business relationship is included in goodwill under US GAAP. Goodwill is calculated as the difference between the fair value of the consideration expected to be transferred and the values assigned to the identifiable tangible assets acquired and liabilities assumed. The acquired goodwill presented in the above table reflects the estimated goodwill from the preliminary purchase price allocation. The cash acquired was used to pay amounts due to shareholders, thus was received by the Company

The purchase price allocation is subject to completion of our analysis of the fair value of the assets and liabilities of Novalere as of the date of the acquisition. These adjustments could be material. The final valuation is expected to be completed as soon as practicable but no later than one year from the consummation of the Merger. The establishment of the fair value of the consideration for a Merger, and the allocation to identifiable tangible and intangible assets and liabilities, requires the extensive use of accounting estimates and management judgment. The fair values assigned to the assets acquired and liabilities assumed are based on estimates and assumptions from data currently available.

Supplemental Pro Forma Information for 2015 Acquisition (unaudited)

The following unaudited supplemental pro forma information for the three and six months ended June 30, 2014 and 2015, assumes the contribution of Novalere had occurred as of January 1, 2014, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Novalere been operated as part of the Company since January 1, 2014.

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	As Reported	Pro Form (unaudited)	As Reported	Pro Forma (unaudited)
Revenue	$380,325	$380,325	$279,872	$289,732
Net Loss	$(2,366,031)	$(2,682,161)	$2,525,029	$(4,139321)
Loss per Common Share-basic and diluted	$(0.06)	$(0.07)	$(0.11)	$(0.11)
Shares used in computed net loss per common share	37,909,664	40,413,334	23,191,829	36,139,486

 Purchase of Semprae Laboratories, Inc.

On December 24, 2013 (the “Semprae Closing Date”), the Company, obtained 100% of the outstanding shares of Semprae in exchange for the issuance of 3,201,776 shares of the Company’s common stock. In addition, the Company agreed to pay the former shareholders an annual royalty (“Royalty”) equal to five percent (5%) of the net sales from Zestra® and Zestra® Glide and any second generation products derived primarily therefrom (“Semprae Target Product”) up until the time that a generic version of such Semprae Target Product is introduced worldwide by a third party.

NOTE 6 – RELATED PARTY TRANSACTIONS

CEO Promissory Note

On January 29, 2014, the Company issued an 8% note, in the amount of $25,000, to the Company’s President and Chief Executive Officer. The principal amount and interest are payable on January 22, 2015. This note has been amended to extend the maturity date until January 22, 2016 (See Note 8).

Board Member Debenture

On May 30, 2014, the Company issued an 8% debenture, in the amount of $50,000, to a member of the Company's Board of Directors. The principal amount and interest were payable on May 30, 2015 (See Note 8). On May 29, 2015 the repayment date was extended to May 30, 2016.  On August 5, 2015 the debenture was converted into common shares (See Note 10).

 On August 25, 2014, the Company issued an 8% debenture, in the amount of $25,000, to a member of the Company's Board of Directors. The principal amount and interest were payable on August 25, 2015 (See Note 8). On August 5, 2015 the debenture was converted into common shares (See Note 10).

Former CFO Debenture

On June 17, 2014, the Company issued an 8% debenture, in the amount of $50,000, to the Company’s former Chief Financial Officer. The principal and interest were payable on June 16, 2015 (See Note 8) and were repaid on July 31, 2015.

Convertible Debentures

The Company had several convertible debentures, along with the LOC Convertible Debenture (See Note 8).

January 2015 Non-Convertible Debenture - Former CFO

On January 21, 2015, the Company entered into a securities purchase agreement with the Company’s former Chief Financial Officer whereby the Company issued and sold a promissory note in the principal face amount of $55,000 and warrants to purchase up to 250,000 shares of the Company’s common stock for gross proceeds of $50,000. This note was repaid on July 29, 2015 (See Note 8).

Accrued Compensation-Related Party

Accrued compensation includes accruals for employee wages and vacation pay. The components of accrued compensation are as follows:

	June 30, 2015	December 31, 2014
Wages	$1,115,922	$791,987
Vacation	160,155	114,941
Total accrued compensation	$1,276,077	$906,928

 Accrued employee wages relate primarily to wages owed to the Company’s Chief Executive Officer and President. Under the terms of his employment agreement, wages are to be accrued but no payment made for so long as payment of such salary would jeopardize the Company’s ability to continue as a going concern.

In July, 2015, the Company paid the entire accrued amount due, of approximately $72,000, to its former Chief Financial Officer.

NOTE 7 – NOTES PAYABLE

 The following table summarizes the outstanding unsecured (non-related party) notes payable at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Current notes payable:
January 2015 Non-Convertible Debenture	$110,000	$-
February 2014 Convertible Debenture	330,000	330,000
August 2014 Debenture	40,000	40,000
Total current notes payable	480,000	370,000
Less: Debt discount, net of accretion (current)	(120,085)	(55,982)
	$359,915	$314,018

Long-term notes -payable
September 2014 Convertible Debenture	$-	$92,000
Less: Debt discount, net of accretion (long-term)	-	(67,726)
	$-	$24,274

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

On March 12, 2015, the Company entered into an amendment agreement whereby the February 2014 Convertible Debenture was amended. Pursuant to the Agreement, the maturity date of the Debenture was amended from March 13, 2015 to September 13, 2015. In addition, the Debenture was amended so that the Company may prepay the Debenture at its option without penalty.

In connection with the execution of the Agreement, the Company issued 250,000 shares of the Company’s common stock and amended and restated the warrant. The Warrant was originally exercisable until February 13, 2019 for 250,000 shares of Common Stock at an exercise price of $0.50 per share, subject to anti-dilution protection. The Warrant, as amended and restated, has been increased to 500,000 shares and is exercisable until March 12, 2020 at an exercise price of $0.30 per share of Common Stock. The Warrant, as amended and restated, contains certain anti-dilution protection provisions.

The February 2014 Convertible Debenture contained a BCF. The intrinsic value of the BCF at the date of issuance was determined by measuring the difference between the accounting conversion price and the intrinsic value of the stock at the commitment date. The Company recorded a debt discount for the intrinsic value of the BCF, which was limited to the proceeds with an offsetting increase to paid-in-capital. The BCF of $179,032, along with the original issue discount of $30,000, has been fully accreted as non-cash interest expense using the effective interest method to the maturity date of March 13, 2015.

The amendment to the February 2014 Convertible Debenture was considered to be an extinguishment of debt as the terms of the debt instruments immediately before and after the amendment were considered to be substantially different as defined in the accounting guidance. In accordance with debt extinguishment accounting requirements, the new debt instrument was recorded at its fair value as determined on the amendment date. The estimated fair value of the note payable was $260,542, net of related debt discount of $69,458, which has been recorded in the consolidated balance sheet. In addition, the warrants associated with the February 2014 Convertible Debenture have a down-round that has been accounted for as a derivative. The Company valued the derivative using a Probability Weighted Black-Scholes Option-Pricing Model and the following inputs, stock price on the day of issuance $0.14, 100% volatility, the term of the warrants (5 years) and the risk-free interest rate 1.51%. These unobservable inputs represent a Level 3 measurement within the fair value hierarchy. The estimated fair value of the warrants as of the date of issuance was $76,299 which has been recorded as a derivative liability in the consolidated balance sheet. The estimated fair value of the warrant liability will be revalued on a quarterly basis and any resulting increases or decreases in the estimated fair value will be recorded as an adjustment to operating earnings. (See Note 9)

The 2015 Amendment resulted in a net difference of $32,500 has been recorded as an extinguishment loss and is recorded in the other income (expense), net line item of the consolidated statements of operations and other comprehensive loss.

 August 2014 Debenture

On August 30, 2014, the Company issued an 8% debenture to an unrelated third party investor in the principal amount of $40,000 (the “August 2014 Debenture”). The August 2014 Debenture bears interest at the rate of 8% per annum. The principal amount and interest were payable on August 29, 2015. On July 21, 2015, the Company received an additional $30,000 from the investor and amended and restated this agreement to a new principle balance of $73,200 (including accrued interest) and a new maturity date of July 21, 2016. (See Note 10)

September 2014 Convertible Debenture

On September 29, 2014, the Company issued a convertible promissory note (the “Note”) to an unrelated third party accredited investor for $50,000. The Note had a principal face amount of $92,000, did not accrue interest and was due on March 28, 2016 (the “Maturity Date”). The Note carries the right to convert any part of the principal amount under the Note into shares of common stock at a conversion price of $0.40 per share (the “Conversion Price”). On the Maturity Date, any outstanding principal due under the Note will be automatically converted into common stock at the Conversion Price. The Note holder is prohibited from converting the Note to the extent that, as a result of such conversion, it beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Note.  The September 2014 Convertible Debenture contained a BCF. The intrinsic value of the BCF at the date of issuance was determined by measuring the difference between the accounting conversion price and the intrinsic value of the stock at the commitment date. The Company recorded a debt discount for the intrinsic value of the BCF, which was limited to the proceeds with an offsetting increase to paid-in-capital. The BCF of $37,400, along with the original issue discount of $42,000, has been included in the balance sheet at June 30, 2015 as a discount to the related debt security and is being accreted as non-cash interest expense over the expected term of the September 2014 Convertible Debenture using the effective interest method.  The implicit interest rate was 41%.

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

The Note is due on July 31, 2015 and accrued a one-time interest charge of 8% on the closing date.  The warrants are exercisable for five years from the closing date at an exercise price of $0.30 per share of Common Stock.  The warrants contain anti-dilution protection, including protection upon dilutive issuances.

The Warrants issued in connection with the January 2015 notes are measured at fair value and classified as a liability because these warrants contain anti-dilution protection and therefore cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the warrants was determined using Probability Weighted Black-Scholes Option-Pricing Model, resulting in a value of $99,999 on the date they were issued. The Debt was recorded using the residual method, at $1, net of a debt discount of $109,999. The discount has been included in the balance sheet at June 30, 2015 as a discount to the related debt security and is being accreted as non-cash interest expense over the expected term of the January 2015 Non-Convertible Debenture using the effective interest method.  The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first. The anti-dilution protection for the warrants survives for the life of the warrants which ends in January 2020. (See Note 9)

Interest Expense

The Company recognized interest expense on the unsecured (non-related party) notes payable, including amortization of debt discount of $43,642 and 184,379 for the three and six months ended June 30, 2015, respectively.

NOTE 8 –DEBENTURES – RELATED PARTIES

The following table summarizes the outstanding debentures to related parties at June 30, 2015 and December 31, 2014. Certain of the debentures outstanding for the year ended December 31, 2013 were converted in 2014 and were no longer outstanding at June 30, 2015.

	June 30, 2015	December 31, 2014
LOC Convertible Debenture	$424,192	$424,078
January 2015 Non-Convertible Debenture-CFO	55,000
2014 Non-Convertible Notes-Related Party	150,000	150,000
Total	629,192	574,078
Less : Debt Discount, net of accretion	(98,310)	(76,492)
Sub-Total	530,882	497,586
Less: Current Portion	(150,108)	-
Total	$380,774	$497,586

January 2015 Non-Convertible Debenture - Former CFO

On January 21, 2015, the Company entered into a securities purchase agreement with the Company’s former Chief Financial Officer whereby the Company issued and sold a promissory note in the principal face amount of $55,000 and warrants to purchase up to 250,000 shares of the Company’s common stock for gross proceeds of $50,000.

The Note is due on July 31, 2015 and accrued a one-time interest charge of 8% on the closing date.  The warrants are exercisable for five years from the closing date at an exercise price of $0.30 per share of Common Stock.  The warrants contain anti-dilution protection, including protection upon dilutive issuances. The note was repaid on July 31, 2015.

The Warrants issued in connection with the January 2015 Non-Convertible Debenture-CFO are measured at fair value and classified as a liability because these warrants contain anti-dilution protection and therefore,  cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the warrants was determined using Probability Weighted Black-Scholes Option-Pricing Model, resulting in a value of $49,999 on the date they were issued. The Debt was recorded using the residual method, at $1, net of a debt discount of $54,999. The discount has been included in the balance sheet at June 30, 2015 as a discount to the related debt security and is being accreted as non-cash interest expense over the expected term of the January 2015 Non-Convertible Debenture using the effective interest method. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first. The anti-dilution protection for the warrants survives for the life of the warrants which ends in January 2020. (See Note 9)

Line of Credit – Convertible Debenture

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

During the year ended December 31, 2013, the Company borrowed $448,475 pursuant to the LOC Convertible Debenture. The LOC Convertible Debenture contained a BCF of $98,335, which was included in the balance sheet at December 31, 2013 as a discount to the related debt security and accreted as non-cash interest expense over the expected term of the loan using the effective interest method.

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

On July 22, 2014, the Company agreed with the holder of the LOC Convertible Debenture to increase the principal amount that may be borrowed from up to $1,000,000 to up to $1,500,000. On August 12, 2015, the principal amount that may be borrowed was increased to $2,000,000 and the automatic termination date described above was extended to October 1, 2016.

During the six months ended June 30, 2015, the Company borrowed $113 under the LOC Convertible Debenture. The $113 borrowed under the LOC Convertible Debenture along with the accrued interest resulted in a BCF of $4,154. As of June 30, 2015, the Company owed a balance of $424,192 in principal amount under the LOC Convertible Debenture and there was approximately $1.1 million remaining available to use (increased to $1.6 million available on August 12, 2015 - Note 10).

2014 Non-Convertible Notes-Related Party

On January 29, 2014, the Company issued an 8% note, in the amount of $25,000, to the Company’s President and Chief Executive Officer. The principal amount and interest are payable on January 22, 2015. This note was amended to extend the maturity date until January 22, 2016.

 On May 30, 2014, the Company issued an 8% debenture, in the amount of $50,000, to a member of the Company's Board of Directors. The principal amount and interest were payable on May 30, 2015 and the repayment date has been extended to May 30, 2016. On August 5, 2015 the debenture was converted into common shares (Note 10).

 On June 17, 2014, the Company issued an 8% debenture, in the amount of $50,000, to the Company’s former Chief Financial Officer. The principal and interest were payable on June 16, 2015 and were repaid off in July, 2015.

 On August 25, 2014, the Company issued an 8% debenture, in the amount of $25,000, to a member of the Company's Board of Directors. The principal amount and interest were payable on August 25, 2015. In July, 2015 the repayment date was extended to May 30, 2016 (See Note 10). On August 5, 2015 the debenture was converted into common shares (Note 10).

Interest Expense

The Company recognized interest expense on the outstanding debentures to related parties including amortization of the discount, of 27,629 and 58,781 for the three and six months ended June 30, 2015, respectively and $2,043 and $154,219 for the three and six months ended June 30, 2014.

NOTE 9 – SHAREHOLDERS’ EQUITY

Capital Stock

  The Company is authorized to issue 150.0 million shares, all of which are common stock with a par value of $.001 per share.

Issuances of Common Stock

On January 17, 2013, the Company entered into an investor relations agreement with a third party pursuant to which the Company agreed to issue over the term of the agreement 250,000 shares of Company common stock in exchange for investor relations’ services to be rendered. On September 18, 2013, the Company extended the term of the agreement and agreed to issue an additional aggregate of 300,000 shares of common stock in exchange for services to be rendered. The term was further extended in April 2014 and the Company agreed to issue an additional 300,000 shares of common stock in exchange for services to be rendered over the term of the agreement.

During the six months ended June 30, 2015 and 2014, the Company issued 175,000 and 300,000 shares of Company common stock and recognized $26,600 and $82,500 of investor relations expense, respectively, under this agreement. This agreement was terminated in June, 2015

On March 17, 2015, the Company entered into a consulting agreement for investor relations services. In consideration of such services, the Company issued 28,125 shares of Company common stock to the consultant on said date and valued them at $3,938 based on the closing price of the stock on the date of issuance.

On August 27, 2014, the Company agreed to issue 200,000 shares of Company common stock pursuant to a consulting contract with a third party for marketing and public relations services. The Company issued 100,000 shares of stock pursuant to this agreement on September 2, 2014. The remaining 100,000 shares were issued on November 4, 2014.  The Company extended the consulting contract in January of 2015 and agreed to issue an additional 200,000 shares.  The issued shares have been valued at the closing price of the Company’s common stock on the date of issuance and are expensed over the period that the services are rendered. The Company recognized $19,000 and $0 during the six months ended June 30, 2015 and 2014, respectively, related to services provided.

On March 12, 2015, the Company entered into an amendment agreement with the holder of the February 2014 Convertible Debenture. Pursuant to the Agreement, the maturity date of the Debenture was amended from March 13, 2015 to September 13, 2015. In connection with the execution of the Agreement, the Company issued 250,000 shares of the Company’s common stock (See Note 7).

The September 2014 Convertible Debenture (See Note 7) was converted, according to the terms of the note, by the investor on March 30, 2015 and the Company issued 230,000 shares of its common stock pursuant to this conversion.

On January 23, 2015, the Company entered into a settlement agreement with CRI whereby CRI returned 200,000 shares of Company stock. The share return was in consideration for the Company completing certain product development and regulatory efforts relating to the sale of the product in foreign territories (See Note 4).

The Company issued an additional 137,500 and 85,000 shares of common stock and expensed $25,900 and $37,900 respectively, during the six months ended June 30, 2015 and 2014, to other consultants.  The shares were issued under the Company’s 2013 Equity Incentive Plan (the “Incentive Plan”) or under the corresponding S-8 Plan, as filed with the Securities Exchange Commission. All issued shares have been valued at the closing price of the Company’s common stock on the date of issuance.

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

As of June 30, 2015, there 8,345,239 stock units and 134,000 shares subject to options outstanding, the Company issued 1,071,772 shares as payments for services, and 448,989 shares were available for future grants under the Incentive Plan.

2014 Equity Plan

The Company has issued share-based stock, stock unit and option awards to employees, non-executive directors and outside consultants under the Incentive Plan, which was approved by the Company’s Board of Directors in November 2014. The Incentive Plan allows for the issuance of up to 20,000,000 shares of the Company’s common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The exercise price for all equity awards issued under the Incentive Plan is based on the fair market value of the common stock. Currently, because the Company’s common stock is quoted on the OTCQB, the fair market value of the common stock is equal to the last-sale price reported by the OTCQB as of the date of determination, or if there were no sales on such date, on the last date preceding such date on which a sale was reported. Generally, each vested stock unit entitles the recipient to receive one share of Company common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date. Stock units can vest according to a schedule or immediately upon award. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards and have a ten-year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based.

As of June 30 2015, there were 10,390,000 stock units outstanding, the Company issued 10,390,000 shares to employees and consultants and 9,630,000 shares were available for future grants under the Incentive Plan.

Stock-based Compensation

The stock-based compensation expense for the three and six months ended June 30, 2015 was $121,554 and $751,710 for the issuance of stock units and stock options. The stock-based compensation expense for the three and six months ended June 30, 2014 was $361,938, and $926,164. The Company calculates the fair value of the stock units based upon the quoted market value of the common stock at the date of grant. The Company calculates the fair value of each stock option award on the date of grant using the Black-Scholes Option-Pricing Model. For the six months ended June 30, 2015, the following weighted average assumptions were utilized for the stock option granted during the period:

Expected life (in years)	6.0
Expected volatility	219.31%
Average risk free interest rate	1.54%
Dividend yield	0%

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

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2014	113,000	$0.37	9.5	$-
Granted	21,000	$0.13	10.0	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2015	134,000	$0.29	9.6	-
Vested at June 30, 2015	134,000	$0.29	9.6	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common shares that were in the money at June 30, 2015. At June 30, 2015 and December 31, 2014, the aggregate intrinsic value of all outstanding options was $0.

The Company granted 21,000 and 92,000 options during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively. The weighted average grant date fair value per share of options granted during the six months ended June 30, 2015 and the year ended December 31, 2014 was $0.13 and $0.31, respectively.

 Stock Units

 The following table summarizes the number of stock units outstanding under both plans:

Restricted Stock Units
Outstanding at December 31, 2014	8,270,239
Granted	10,763,243
Exercised	-
Cancelled	-
Outstanding at June 30, 2015	19,033,482
Vested at June 30, 2015	12,758,910

The vested stock units at June 30, 2015 have not settled and are not showing as issued and outstanding shares of the Company. Settlement of these vested stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of the Company, or (iii) 10 years from date of issuance. Settlement of vested stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the board of directors.

On February 15, 2013, the Company entered into a stock unit agreement with its President and Chief Executive Officer pursuant to his employment agreement. Under the terms of the agreement, the Company issued 6,000,000 stock units, 2,000,000 of the units vested immediately, while the remaining 4,000,000 vest in eight equal quarterly installments until January 1, 2015, subject to his continued service to the Company as of the vesting date.  As of June 30, 2015, all of the stock units have vested under this agreement. There were 500,000 stock units which vested during the three and six months ended June 30, 2015 and the Company recognized expense of $210,000 which corresponds to the service period.

On February 15, 2013, the Company entered into a stock unit agreement with a consultant. Under the terms of the agreement, the Company issued 300,000 stock units, with one thirty-sixth of the units vesting on the 7th day of each month beginning on March 7, 2013, subject to the consultant’s continued service to the Company as of the vesting date. At June 30, 2015, 224,993 shares have vested under this agreement. There were 41,667 stock units which vested during the six months ended June 30, 2015 and the Company expensed $11,667.

  In connection with the appointment of Ms. Dillen as Executive Vice President and Chief Financial Officer, the Company entered into an employment letter with her on February 6, 2014. Under the terms of the employment letter, Ms. Dillen received 600,000 stock units. 200,000 of the units vested after six months of employment, while the remaining 400,000 vest in eight equal quarterly installments until August 6, 2016, subject to her continued service to the Company as of the vesting date. Ms. Dillen is also eligible to receive a grant of 100,000 stock units when the Company’s shares of common stock are listed on Nasdaq, all subject to Ms. Dillen’s continued employment.  As of June 30, 2015, 350,000 stock units have vested under this agreement. The Company recognized a total expense of $149,915 which corresponds to the service period.

On February 6, 2014, the Company issued 852,273 stock units to the President and CEO in lieu of cash for the annual bonus.

 In May 2014, the Company issued an additional 75,000 restricted stock units to an employee, which vest according to the Company’s standard vesting plan. The Company recognized expense of $27,750 for the three and six months ended June 30, 2015 which corresponds to the service period.

 During the three and six months ended June 30, 2015, the Company issued 85,714 and 171,428 stock units to its Board of Directors, related to Board Compensation and recognized $12,000 and $24,000 of expense related to the stock units.

On March 31, 2015, the Company issued 10,370,000 restricted stock units to employees, board members and consultants, which vest one-third on the issuance date and then monthly for the next 2 years. For the three and six months ended June 30, 2015, the Company recognized $120,983 and $604,916 of expense for the vested units.

 The Company recognized total compensation expense for the three and six months ended June 30, 2015 of $120,983 and $748,999 for the vested portion of the stock units related to employees.  As of June 30, 2015, compensation expense related to unvested shares not yet recognized in the income statement was $649,476 and is expected to be recognized over an average remaining period of 2 years.

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

The Company issued 250,000 warrants in connection with the February 2014 Convertible Debentures. The warrants had an exercise price of $0.50 and expire February 13, 2019 (See Note 4). On March 6, 2015 the Company entered into an agreement with the note holder to extend the February 2014 Convertible Debentures for six months. As consideration for the extension, the Company granted the note holder an additional 250,000 warrants and reduced the exercise price of the warrants from $0.50 to $0.30 (See Note 7).

The Company issued 750,000 warrants in connection with the January 2015 Non-Convertible Debentures. The warrants are exercisable for five years from the closing date at an exercise price of $0.30 per share of Common Stock.  The warrants contain anti-dilution protection, including protection upon dilutive issuances (See Notes 7 and 8).

At June 30, 2015, there are 1,630,973 fully vested warrants outstanding.

Warrant Derivative Liability

The Warrants issued in connection with the January 2015 Non-Convertible Debentures and the February 2014 Convertible Debenture are measured at fair value and classified as a liability because these warrants contain anti-dilution protection and therefore, cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the warrants was determined using the Black-Scholes Option-Pricing Model, resulting in a value of $235,736, which was limited to the value of the debt of $150,000 in accordance with the relative fair value method, and $76,299 respectively, on the date they were issued. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first. The anti-dilution protection for the warrants survives for the life of the warrants which ends in January 2020 and March 2020 (See Note 8).

The assumptions for the Black-Scholes Option-Pricing Model are represented in the table below for the warrants issued with the January 2015 Non-Convertible Notes and the February 2014 Convertible Debenture, reflected on a per share common stock equivalent basis.

June 30, 2015
Expected life (in years)	6.0
Expected volatility	100.00
Average risk free interest rate	1.54%
Dividend yield	0%

The following table presents the changes in fair value of our warrants measured at fair value on a recurring basis for each reporting period-end.

June 30, 2015
Beginning Balance	$-
Value of Derivative Liability with January 2015 Non-Convertible Debentures	149,998
Value of Derivative Liability with the February 2014 Convertible Debentures	76,299
Change in Fair Value	(47,929)
Ending Balance	$178,368

 NOTE 10– SUBSEQUENT EVENTS

 Exclusive License Agreement

On July 4, 2015, the Company announced that it had entered into an exclusive license agreement with Elis Pharmaceuticals, an emirates company (“Elis”), under which Innovus Pharma granted to Elis an exclusive license to market and sell to market and sell Innovus Pharma’s topical product Zestra® for female sexual dysfunction, treatment for premature ejaculation EjectDelay®, its product Sensum+® to increase penile sensitivity, Vesele® to increase sexual and cognitive health and  Zestra Glide®, its high viscosity water-based lubricant in Turkey and select African and gulf countries.  Under the agreement, Innovus Pharma is eligible to receive up to $35.5 million dollars in sales milestone payments plus an agreed-upon transfer price.

 Note Repayment and Extension Agreement

On January 21, 2015, Innovus Pharmaceuticals, Inc. (the “Company”) entered into securities purchase agreements (the “Vista Securities Purchase Agreements”) with Vista Capital Investments, LLC (“Vista”) (the “Investors”) whereby the Company issued and sold to the Investors promissory notes (the “Vista Notes”) in the aggregate principal face amount of $110,000 and warrants (the “Vista Warrants”) to purchase up to 500,000 shares of the Company’s Common Stock (defined below) for gross proceeds of $100,000; as more fully described in the 8-K previously filed by the Company on January 23, 2015. On July 30, 2015, the Company and Vista entered into an “Amendment to the $110,000 Promissory Note dated January 21, 2015” (the “Vista Note Amendment”) and amended the Vista Note to reflect the following new due dates:

- $50,000 shall be paid by Company to Holder on July 31, 2015 (which amount has been paid)
- $22,933 shall be paid by Company to Holder on September 1, 2015
- $22,933 shall be paid by Company to Holder on October 1, 2015
- $22,933 shall be paid by Company to Holder on November 1, 2015.

In consideration for the Vista Note Amendment, the Company issued 100,000 restricted shares of Common Stock to Vista.

Securities Purchase Agreement

On July 15, 2015, and July 28, 2015, Innovus Pharmaceuticals Inc. (the “Company”), entered into Securities Purchase Agreements with one (1) accredited investor (the “Buyer”), pursuant to which the Company has received aggregate gross proceeds up to $500,000.00 (the “Offering”) pursuant to which it sold:

(i)
Notes. Two (2) Convertible Promissory Notes of the Company, each in the form attached hereto as Exhibit 4.3, each in the principal amount of $275,000.00 (each a “Note” and collectively the “Notes”) (the Notes were sold at a 10% original issue discount, and the Company received an aggregate total of $500,000.00 in funds thereunder). The Notes and accrued interest are convertible into shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”) at a conversion price of $0.15 per share. In its Form 8-K filed on August 3, 2015 there was a ministerial error and the conversion price was listed as $0.30 in the body of the report.  The actual Note attached to the Form 8-K was correct. The maturity date of the first Note is August 15, 2016, and the maturity date of the second Note is August 28, 2016. The Notes bear interest on the unpaid principal amount at the rate of five percent (5%) per annum from the date of issuance until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Notwithstanding the foregoing, upon the occurrence of an Event of Default as defined in such Note, the principal amount outstanding of each Note shall automatically double and the conversion price shall adjust as detailed in the Note.

The Company may prepay the Notes at any time on the terms set forth in the Notes at the rate of 115% of the then outstanding balance of the Notes. Under the terms of the Notes, the Company shall not effect certain corporate and business actions during the term of the Notes, although some may be done with proper notice. Pursuant to the Purchase Agreement, with certain exceptions, the Note holder has a right of participation during the term of the Notes; additionally, the Company granted the Note holder piggy-back registration rights for the shares of Common Stock underlying the Notes.

(ii)
Issuance Shares. Pursuant to the Purchase Agreement, the Company issued 750,000 restricted shares of Common Stock to the Buyer as additional consideration for the purchase of the Notes by the Buyer (the “Issuance Shares”).

(iii)
Warrant. Concurrent with the signing of the Securities Purchase Agreements, the Company issued a Common Stock Purchase Warrant to the Buyer, which allows it to purchase 500,000 shares of common stock, $0.001 par value per share, of the Company at an exercise price of $0.30. A copy of the Warrant is attached as Exhibit 4.4.

(iv)
Registration Rights. In addition, a Registration Rights Agreement was signed that commits the Company to file an Initial Registration Statement within 45 calendar days day following the sale, and receipt of proceeds, of an aggregate of $500,000 of Notes to the Buyer and/or third party investors on the same terms and conditions set forth in the Purchase Agreement. A copy of the form Registration Rights Agreement is attached as Exhibit 4.5.

(v)
Share Issuance Agreement. As further consideration for the purchase of the Note by the Buyer and the fact the Buyer was an early investor, the Company issue the Buyer an additional 500,000 restricted shares of Common Stock to the Buyer pursuant to the Share Issuance Agreement dated July 27, 2015 (the “Share Issuance Agreement”), a copy of which is attached as Exhibit 4.6.

The shares of Common Stock, including the shares underlying the Notes, issued in the Offering were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506(b)) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The Buyer is an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act.

The Company agreed to use the net proceeds from the Offering for general working capital purposes. The Buyer agreed to allow the Company to raise a total of $1,500,000.00 on the same terms and conditions as the Offering.

Pursuant to the Purchase Agreement, the Company agreed to pay Garden State Securities, Inc., who acted as a placement agent for the Offering, a cash fee of 10% of the gross proceeds from the Offering and issue it that number of shares of common stock equal to 8% of the number of shares that the Notes are convertible into at the Conversion Price on an as converted basis.

The Purchase Agreement contains representations and warranties by the Company and the investors which are customary for transactions of this type such as, with respect to the Company: organization, good standing and qualification to do business; capitalization; subsidiaries, authorization and enforceability of the transaction and transaction documents; valid issuance of stock, consents being obtained or not required to consummate the transaction; litigation; compliance with securities laws; and no brokers used; and with respect to the investors: authorization, accredited investor status and investment intent.

Amendment to Debt Agreements

On May 30, 2014, the Company issued an 8% debenture, in the amount of $50,000, to a member of the Company's Board of Directors. The principal amount and interest were payable on May 30, 2015 (See Note 8). On May 29, 2015 the repayment date was extended to May 30, 2016.  On August 5, 2015 the debenture was converted into common shares.

 On August 25, 2014, the Company issued an 8% debenture, in the amount of $25,000, to a member of the Company's Board of Directors. The principal amount and interest were payable on August 25, 2015 (See Note 8). On August 5, 2015 the debenture was converted into common shares.

On July 22, 2014, the Company agreed with the holder of the LOC Convertible Debenture to increase the principal amount that may be borrowed from up to $1,000,000 to up to $1,500,000. On August 12, 2015, the principal amount that may be borrowed was increased to $2,000,000 and the automatic termination date described above was extended to October 1, 2016.

On August 30, 2014, the Company issued an 8% debenture to an unrelated third party investor in the principal amount of $40,000 (the “August 2014 Debenture”). The August 2014 Debenture bears interest at the rate of 8% per annum. The principal amount and interest were payable on August 29, 2015. On July 21, 2015, the Company received an additional $30,000 from the investor and amended and restated this agreement to a new principle balance of $73,200 (including accrued interest) and a new maturity date of July 21, 2016.

--  Rest of page intentionally left blank  --

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Innovus Pharmaceuticals, Inc., together with its subsidiaries, are collectively referred to as “Innovus”, the “Company”, “we”, or “our”. The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015,, as well as the consolidated financial statements and related notes contained therein.

Forward Looking Statements

  Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements.

  The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks and uncertainties that may be beyond our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission, or the SEC. Except as required by applicable law, we do not intend to update any of the forward-looking statement to conform these statements to actual results.

Overview

We are an emerging pharmaceutical company engaged in the commercialization, licensing and development of safe and effective non-prescription medicine and consumer care products to improve men’s and women’s health and vitality and respiratory diseases.  We provide innovative and uniquely presented and packaged health solutions through our over-the-counter, (“OTC”) medicines and consumer and health products, which we market directly or through commercial partners to primary care physicians, urologists, gynecologists and therapists and directly to consumers through on-line channels, retailers and wholesalers. Our business model leverages our ability to acquire and in-license commercial products that are supported by scientific and or clinical evidence, place them through our existing supply chain, retail and on-line channels to tap new markets and drive demand for such products and to establish physician relationships. We currently market five products in the United States and in 25 countries around the world through our commercial partners.

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

Results of Operations for the Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
NET REVENUES	$380,325	$279,872	$183,473	$113,784
COST OF GOODS COLD	140,449	106,397	64,029	50,546
GROSS PROFIT	239,876	173,475	119,444	63,238
	63%	62%	65%	56%
OPERATING EXPENSES
Research and development	-	109,695	-	54,128
General and administrative	2,349,970	2,291,972	901,968	1,006,382
Total Operating Expenses	2,349,970	2,401,667	901,968	1,060,510
LOSS FROM OPERATIONS	(2,110,094)	(2,228,192)	(782,524)	(997,272)
Interest expense	(271,366)	(296,837)	(97,484)	(88,343)
Loss on extinguishment of debt	(32,500)	-	-	-
Change in fair value of derivative liability	47,929	-	15,735	-
NET LOSS	$(2,366,031)	$(2,525,029)	$(864,273)	$(1,085,615)

Revenue: The Company recognized revenue of $380,325 for the six months ended June 30, 2015, compared to $279,872 for the six months ended June 30, 2014 and $183,473 for the three months ended June 30, 2015, compared to $113,284 for the three months ended March 31, 2014. The increase in revenue of $100,543 for the six months ended June 30, 2015 was due to the launch of our products with several of our international commercial partners.

Cost of Goods Sold: We recognized cost of goods sold of $140,449 for the six months ended June 30, 2015, compared to $106,397 for the six months ended June 30, 2014 and $183,473 for the three months ended June 30, 2015, compared to $113,284  for the three months ended March 31, 2014. The cost of goods sold includes the cost of inventory, shipping and royalties.  The increase in cost of goods sold is a result of the corresponding increase in revenue during the three and six months ended June 30, 2015 compared to the same period in the prior year.

Research & Development: Research and development expenses in 2014 are mainly related to the development and post marketing studies supporting Zestra®, Zestra Glide®, Sensum+® and EjectDelay®.  There were no research & development costs during the six or three months ended June 30, 2015, as the Company has completed many of its post marketing studies and launched the products for sale.  We do not expect to incur any significant research and development costs related to Fluticare™ as the ANDA has been submitted and we are awaiting FDA correspondence.

Stock-Based Compensation: Stock-based compensation expense consisted of expense related to common stock, stock units and stock options granted to employees, the board and consultants.  Stock based compensation expense for consultants included legal, sales and marketing and investor relations support. Stock based compensation was $751,710 compared to $926,164 during the six months ended June 30, 2015 and 2014 respectively and $121,192 compared to $361,938 during the three months ended June 30, 2015 and 2014 respectively. The increase was primarily related to additional restricted stock units given to employees.  We expect to continue to use equity instruments in lieu of cash to pay certain vendors and employees.

General and Administrative: General and administrative expenses consist primarily of sales and marketing support, legal, accounting, public company costs and other infrastructure expenses related to the launch of our products.

General and administrative expenses $2,349,970 for the six months ended June 30, 2015, compared to $2,291,972 for the six months ended June 30, 2014 and $901,968 for the three months ended June 30, 2015, compared to $1,006,382  for the three months ended June 30, 2014.. The increase was primarily due to a decrease in consulting fees related to the preparation for product launch.  Additionally, our general and administrative expenses include professional fees, investor relations, insurance premiums, public reporting costs and general corporate expenses. We expect our general and administrative expenses to increase most notably in the area of compensation as we build our business and increase our sales and commercialization efforts of our products.

Interest expense: Interest expense primarily includes interest related to the Company’s debt and amortization of debt discount (See Notes 7 and 8).

For the six months ended June 30, 2015, interest expense was $271,366, which included amortization of debt discount of $220,417, compared to $296,837 for the six months ended June 30, 2014, which included amortization of debt discount of $256,198. For the three months ended June 30, 2015, interest expense was $97,484, which included amortization of debt discount of $81,631, compared to $88,343 during the six months ended June 30, 2014, which included amortization of debt discount of $112,856. The decrease was primarily due to an decrease in interest expense related to the Convertible Debenture Line of Credit and the reduction in debt due to the payoff of the December 2013 Debenture.

         Liquidity and Capital Resources

 The Company’s operations have been financed primarily through advances from officers, directors and related parties, outside capital and from revenues generated from the recent launch of its products and commercial partnerships signed for the sale and distribution of its products. These funds have provided the Company with the resources to operate its business, to sell and support its products, attract and retain key personnel and add new products to its portfolio. To date, the Company has experienced net losses and negative cash flows from operations each year since its inception. As of June 30, 2015, the Company had an accumulated deficit of approximately $13.6 million.

The Company has raised funds through the issuance of debt and the sale of common stock. For the six months ended June 30, 2015 the Company has raised $150,000 in funds, neither of which occurred in the three months ended June 30, 2015, which include $100,000 from the issuance of non-convertible debentures to unrelated third parties in January 2015 and $50,000 in proceeds from the issuance of additional non-convertible debt instruments to related parties. The Company has also issued equity instruments where possible to pay for services from vendors and consultants.

As of June 30, 2015, 2015, the Company had $16,417 in cash, $1.1 million in cash available for use under the line of credit convertible debenture (increased to $1.6 million available on August 12, 2015 - Note 10) with a related party and $37,885 in accounts receivable. During the six and three months ended June 30, 2015, the Company recognized $380,325 and 183,473, respectively, in revenues from sales of its commercially available products.  While the Company had a working capital deficiency of approximately $900,000 at June 30, 2015, the Company expects that its existing capital resources, revenues from sales of its products, upcoming sales milestone payments from the commercial partners signed for its products, along with the $1.6 million in funds available at August 12, 2015 for use under the LOC Convertible Debenture will be sufficient to allow the Company to continue its operations, commence the product development process and launch selected products through July 1, 2016. In addition, in July 2015, the Company signed an agreement to receive up to $500,000, as described in Note 10 to the financial statements. The Company received $500,000 by July 28, 2015. In addition, the Company was able to retire $300,000 of debt by conversion to stock and to extend the payment terms on several loans in July, 2015 (Note 10 to the financial statements).

In addition, the Company continues to seek new licensing agreements from third-party vendors to commercialize its products in territories outside the U.S., which could result in upfront, milestone, royalty and/or other payments.  The Company may also seek to raise capital, debt or equity, from outside sources to pay for further expansion and development of its business and to meet current obligations. Such capital may not be available to the Company when it needs it on terms acceptable to the Company, if at all.  However, the Company’s actual needs will depend on numerous factors, including timing of introducing its products to the marketplace, its ability to attract additional ex-US distributors for its products and its ability to in-license in non-partnered territories and/or develop new product candidates. The Company may also seek to raise capital, debt or equity, from outside sources to pay for further expansion and development of its business and to meet current obligations. Such capital may not be available to the Company when it needs it on terms acceptable to the Company, if at all.

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

In connection with the execution of the Agreement, the Company issued 250,000 shares of the Company’s common stock and amended and restated the warrant. The Warrant was originally exercisable until February 13, 2019 for 250,000 shares of Common Stock at an exercise price of $0.50 per share, subject to anti-dilution protection. The Warrant, as amended and restated, has been increased to 500,000 shares and is exercisable until March 12, 2020 at an exercise price of $0.30 per share of Common Stock. The Warrant, as amended and restated, contains certain anti-dilution protection provisions.

January 2015 Non-Convertible Debentures

On January 21, 2015, the Company entered into a securities purchase agreement with an unrelated third party accredited investor and the Company’s former Chief Financial Officer whereby the Company issued and sold promissory notes in the principal face amount of $165,000 and warrants to purchase up to 750,000 shares of the Company’s common stock for gross proceeds of $150,000.

The Notes are due on July 31, 2015 and accrued a one-time interest charge of 8% on the closing date.  The warrants are exercisable for five years from the closing date at an exercise price of $0.30 per share of Common Stock.  The warrants contain anti-dilution protection, including protection upon dilutive issuances.

Promissory Notes

From time to time in 2014, we have sold promissory notes to various parties, including related parties, in the aggregate principal amount of $190,000.  The notes bear interest at the rate of 8% per annum and are payable a year from issuance.

LOC Convertible Debenture

In January 2013, we entered into the a line of credit convertible debenture, (the “LOC Convertible Debenture”) with our President and Chief Executive Officer, which was amended and restated on March 18, 2013, amended on May 6, 2013, amended and restated on November 11, 2013, amended on February 19, 2014 and amended and restated on July 22, 2014. Under the terms of the LOC Convertible Debenture: (1) we can request to borrow up to a maximum principal amount of $1,500,000 from time to time; (2) amounts borrowed bear an annual interest rate of 8%; (3) the holder’s funding commitment automatically terminates on the earlier of either (a) when we complete a financing with minimum net proceeds of at least $4 million (the “Future Financing”), or (b) July 1, 2016; and (4) the holder had sole discretion to determine whether or not to make an advance upon our request.  Upon the occurrence of the Future Financing, the LOC Convertible Debenture shall automatically convert into the securities issued in the Future Financing on the same terms and conditions.  In the event the Future Financing does not occur on or prior to October 1, 2016, the LOC Convertible Debenture shall automatically convert into shares of our common stock at a conversion price of $0.312 per share.

  On February 19, 2014, we agreed with the holder of the LOC Convertible Debenture to convert the then outstanding principal and interest owed of $476,165 into 1,190,411 shares of our common stock at a conversion price of $0.40 per share. As of August 12, 2015 the principal amount owed under the LOC Convertible Debenture was $424,192 and there was approximately $1.5 million remaining available to use.

Cash Flows

 For the six months ended June 30, 2015, cash used in operating activities was $128,361, consisting primarily of the net loss for the period of $2,366,031, which was partially offset by non-cash stock-based compensation expense of $751,710, common stock, stock units and stock options issued for services of $319,701 and amortization of debt discount of $220,417. Additionally, working capital changes consisted of cash increases of $153,716 related to a decrease in accounts receivable from cash collections from customers, $161,629 related to an increase in accounts payable and accrued expenses and an increase of $369,149 related to accrued compensation.

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

  During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

  In the normal course of business, the Company may be a party to legal proceedings. The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

  Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 For the six months ended June 30 2015, the Company issued 2,205,828 shares of its common stock valued at $959,725 in exchange for investor relations services under the Company’s existing investor relations agreements with a third parties.

 On March 12, 2015, the Company entered into an amendment agreement with the holder of the February 2014 Convertible Debenture. Pursuant to the Agreement, the maturity date of the Debenture was amended from March 13, 2015 to September 13, 2015 In connection with the execution of the Agreement, the Company issued 250,000 shares of the Company’s common stock valued at $32,500.

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

Innovus Pharmaceuticals, Inc.
(Registrant)

Dated: August 14, 2015	/s/ Bassam Damaj
Bassam Damaj, President and Chief
Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description
4.1	Vista Note Amendment, dated July 30, 2015 (incorporated by reference to item 4.1 to the Company's Form 8-K filed on August 3, 2015)
4.2	Form of Securities Purchase Agreement, dated July 15, 2015 (incorporated by reference to item 4.2 to the Company's Form 8-K filed on August 3, 2015)
4.3	Form of Convertible Promissory Note, dated July 15, 2015 (incorporated by reference to item 4.3 to the Company's Form 8-K filed on August 3, 2015)
4.4	Form of Common Stock Purchase Warrant Agreement, dated July 15, 2015 (incorporated by reference to item 4.4 to the Company's Form 8-K filed on August 3, 2015)
4.5	Form of Registration Rights Agreement, dated July 15, 2015 (incorporated by reference to item 4.5 to the Company's Form 8-K filed on August 3, 2015)
4.6	Share Issuance Agreement, dated July 27, 2015 (incorporated by reference to item 4.6 to the Company's Form 8-K filed on August 3, 2015)
99.1	Unaudited pro forma combined condensed consolidated financial information of Innovus Pharmaceuticals, Inc. and its subsidiaries (incorporated by reference to item 99.1 to the Form 8-K filed by the Company on April 21, 2015).
99.2	The audited balance sheets of Novalere FP as of December 31, 2014 and 2013, and the related statements of operations, changes in redeemable convertible preferred stock and stockholders’ deficit and cash flows for the years ended December 31, 2014 and 2013, and the related notes to the financial statements (incorporated by reference to Item 99.2 to the Form 8-K filed by the Company on April 21, 2015.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language of such filing.