Form 10-Q
period 2015-09-30
INNOVUS PHARMACEUTICALS, INC.
filed 2015-11-16
CIK 1411879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2015
or
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

Outstanding Shares
As of November 16, 2015, the registrant had 46,241,230 shares of common stock outstanding.

-i-

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS
CURRENT ASSETS
Cash	$149,521	$7,479
Accounts receivable, net	68,229	191,601
Prepaid expenses	37,674	55,024
Deferred financing costs, net	134,763	-
Inventory	311,204	265,959
Total Current Assets	701,391	520,063

PROPERTY AND EQUIPMENT, NET	52,608	54,511

OTHER ASSETS
Security deposits	14,958	21,919
Goodwill	549,368	429,225
Intangible assets, net	5,464,637	1,055,372

TOTAL ASSETS	$6,782,962	$2,081,090

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$595,720	$362,160
Deferred revenue	7,754	25,224
Accrued interest payable	60,622	52,568
Derivative liabilities	556,542	-
Short-term loans, credit cards payable and other	146,697	-
Warrant liability	255,161	-
Notes payable, net of debt discount of $0 in 2015 and $55,982 in 2014	119,066	314,018
Note payable, related party	25,000
Debentures - current portion	151,010	-
Total Current Liabilities	1,917,572	753,970

NON-CURRENT LIABILITIES
Accrued compensation – less short-term portion	906,928	906,928
Notes payable, net of debt discount of $67,726 in 2014	-	24,274
Debentures, net of debt discount of $1,277,700 in 2015 - less current portion	28,790	-
Debentures - related parties, net of debt discount of $34,014 and $76,492 in 2015 and 2014	390,178	497,586
Contingent consideration	3,229,804	324,379
Total Non-Current Liabilities	4,555,700	1,753,167
TOTAL LIABILITIES	6,473,272	2,507,137

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock: 150,000,000 shares authorized, at $0.001 par value, 46,241,230 and 27,112,263 shares issued and outstanding, respectively	46,241	27,113
Additional paid-in capital	14,720,194	10,778,807
Accumulated deficit	(14,456,745)	(11,231,967)
Total Stockholders' Equity (Deficiency)	309,690	(426,047)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$6,782,962	$2,081,090

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
NET REVENUES	$560,069	$722,959	$179,744	$443,087
COST OF GOODS SOLD	242,808	157,696	102,359	51,299
GROSS PROFIT	317,261	565,263	77,385	391,788

OPERATING EXPENSES
Research and development	-	128,580	-	18,885
General and administrative	3,081,191	3,285,923	731,221	993,951
Total Operating Expenses	3,081,191	3,414,503	731,221	1,012,836
LOSS FROM OPERATIONS	(2,763,930)	(2,849,240)	(653,836)	(621,048)
Interest expense	(744,726)	(395,603)	(473,360)	(98,766)
Loss on extinguishment of debt	(32,500)	(406,833)	-	(406,833)
Change in fair value of derivative liability	316,378	-	268,449	-
NET LOSS	$(3,224,778)	$(3,651,676)	$(858,747)	$(1,126,647)

BASIC LOSS AND DILUTED LOSS PER SHARE	$(0.06)	$(0.13)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	50,486,501	28,765,969	55,076,819	30,429,832

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficiency) (Unaudited)
For the Period Beginning December 31, 2013 and Ending September 30, 2015

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	(Shares)	(Amount)	Capital	(Deficit)	(Deficiency)

Balances at December 31, 2014	27,112,263	$27,113	$10,778,807	$(11,231,967)	$(426,047)

Common stock and options issued for services	880,625	880	315,310	-	316,190

Common stock and RSUs issued for board compensation	-	-	140,996	-	140,996

Common stock issued for product acquisition	12,947,657	12,948	2,058,678	-	2,071,626

Stock based compensation expense	-	-	831,807	-	831,807

Common stock issued upon conversion of convertible debt	699,260	699	166,301	-	167,000

Common stock issued for RSU conversion	500,000	500	(500)	-	-

CRI license transaction share return	(200,000)	(200)	(37,800)	-	(38,000)

Semprae merger transaction share return	(386,075)	(386)	(115,437)	-	(115,823)

Fair value of beneficial conversion on line of credit	-	-	6,275	-	6,275

Shares issued for extension of February 2014 convertible debentures	250,000	250	32,250	-	32,500

Shares issued for extension of January 2015 convertible debentures	100,000	100	15,400	-	15,500

Shares issued in connection with 3rd quarter financing	4,337,500	4,337	320,913	-	325,250

Fair value of warrants issued in connection with 3rd quarter financing	-	-	138,775	-	138,775

Fair Value of warrants issued to placement agents in connection with 3rd quarter financing	-	-	68,419	-	68,419

Net loss for nine months ended September 30, 2015	-	-	-	(3,224,778)	(3,224,778)

Balances at September 30, 2015	46,241,230	$46,241	$14,720,194	$(14,456,745)	$309,690

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(3,224,778)	$(3,651,676)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	24,943	15,608
Stock based compensation	831,807	1,209,117
Common stock, stock units and stock options issued for services and board compensation	457,186	467,756
Change in fair value of derivative liability	(316,378)	-
Amortization of deferred financing costs	16,156	-
Loss on extinguishment of debt	32,500	406,833
Stock issued for interest on debt amendment	48,000	-
Gain on return of shares issued in Semprae merger	(115,822)	-
Excess of fair value of debentures over proceeds on new financing	71,462
Amortization of debt discount	539,206	327,730
Amortization of intangibles	387,011	71,309
Changes in operating assets and liabilities, net of acquisition amounts
Accounts receivable	123,372	(211,679)
Prepaid expenses	27,324	(6,522)
Deposits	9,394	-
Inventory	(45,245)	(52,152)
Accounts payable and accrued expenses	233,558	510,430
Accrued interest payable	11,254	68,683
Short-term loans, credit cards and other current liabilities	120,508	-
Deferred revenue	(17,470)	(50,349)
Net Cash Used in Operating Activities	(786,012)	(894,912)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(9,540)	-
Intangible assets	(3,276)	-
Net Cash Used in Investing Activities	(12,816)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debenture - related party	114	328,399
Proceeds from convertible debentures	1,325,000	50,000
Fees paid in connection with issuance of convertible debentures	(82,500)	-
Proceeds from short-term loans	50,000	-
Payments on short-term loans	(23,811)	-
Proceeds from notes payable	130,000	340,000
Payments on notes payable	(402,933)	-
Proceeds from notes payable - related party	50,000	150,000
Payments on notes payable - related party	(105,000)	-
Net Cash Provided by Financing Activities	940,870	868,399

NET CHANGE IN CASH	142,042	(26,513)

CASH AT BEGINNING OF PERIOD	7,479	33,374

CASH AT END OF PERIOD	$149,521	$6,861

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - FAIR VALUE OF:
Common stock issued for conversion of debt	$167,000	$742,300
Common stock issued and issuable for acquisition	$2,071,625	$-
Common stock and cash potentially issuable for acquisition	$2,862,300	$-
Share return – Semprae acquisition	$115,822	$-
Return of common stock shares related to license agreement	$38,000	$-
Shares issued in conjunction with debt amendment	$48,000	$-
Warrants issued as deferred financing costs	$68,419	$-
Fair value of warrants and conversion feature issued with convertible debentures	$1,137,250	$-

See accompanying notes to these condensed consolidated financial statements.

 INNOVUS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2015
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS OF THE COMPANY

Innovus Pharmaceuticals, Inc., together with its subsidiaries (collectively referred to as “Innovus” or the “Company”) is a San Diego, California-based pharmaceutical company that delivers safe and effective non-prescription medicine and consumer care products to improve men’s and women’s health and vitality and respiratory diseases.

The Company has five products that are currently being marketed: (1) Zestra®, a non-medicated, patented consumer care product that has been clinically proven to increase desire, arousal and satisfaction in women; (2) EjectDelay®, an over-the-counter monograph-compliant benzocaine-based topical gel for treating premature ejaculation; (3) Sensum+®, a non-medicated consumer care cream that increases penile sensitivity (ex-US); (4) Zestra Glide®, a clinically-tested, high viscosity and low osmolality water-based lubricant and (5) Vesele®, a proprietary and novel oral dietary supplement to maximize nitric oxide beneficial effects on sexual functions and brain health. Vesele® contains a patented formulation of L-Arginine and L-Citrulline in combination with the natural absorption enhancer Bioperine®.

Pipeline Products

Androferti®. On January 28, 2015, the Company entered into an exclusive distribution agreement with Laboratorios Q Pharma (Spain) to distribute and commercialize Androferti in the U.S. and in Canada, through a partner. Androferti is a natural supplement that supports overall male reproductive health and sperm quality.

Fluticare™ (Fluticasone propionate nasal spray). Innovus acquired the worldwide rights to market and sell the Fluticare™ brand (Fluticasone propionate nasal spray) and the related manufacturing agreement from Novalere FP in February 2015, the OTC Abbreviated New Drug Application (“ANDA”) filed at the end of 2014 by the manufacturer with the U.S. Food and Drug Administration (“FDA”) which, subject to FDA approval, may allow the Company to market and sell Fluticare™ over-the-counter. An ANDA is an application for a U.S. generic drug approval for an existing licensed medication or approved drug.

Urocis® XR. On October 27, 2015, the Company entered into an exclusive distribution agreement with Laboratorios Q Pharma (Spain) to distribute and commercialize Urocis® XR in the US and Canada. Urocis® XR  is a proprietary extended release of Vaccinium Marcocarpon (cranberry) shown to provide 24 hour coverage in the body to increase compliance of the use of the product to get full benefit.

AndroVit®. On October 27, 2015, the Company entered into an exclusive distribution agreement with Laboratorios Q Pharma (Spain) to distribute and commercialize AndroVit®.  In the US and Canada. AndroVit® is a proprietary supplement to support overall prostate and male sexual health currently marketed in Europe.  AndroVit® was specifically formulated with ingredients know to support the normal prostate health and vitality and male sexual health.

NOTE 2 – LIQUIDITY

The Company’s operations have been financed primarily through advances from officers, directors and related parties, outside capital, revenues generated from the launch of its products and commercial partnerships signed for the sale and distribution of its products domestic and internationally. These funds have provided the Company with the resources to operate its business, sell and support its products, attract and retain key personnel and add new products to its portfolio. The Company has experienced net losses and negative cash flows from operations each year since its inception.  As of September 30, 2015, the Company had an accumulated deficit of $14,456,745 and a working capital deficit of $1,216,181.

The Company has raised funds through the issuance of debt and the sale of common stock. The Company has also issued equity instruments in certain circumstances to pay for services from vendors and consultants. For the nine-months ended September 30, 2015, the Company raised $1,555,000 in funds, which included $1,325,000 from the issuance of convertible debentures (with warrants and common stock) to three unrelated parties, $180,000 from the issuance of notes payable to two unrelated third parties and $50,000 in proceeds from the issuance of a non-convertible debt instrument to a related party. The funds raised through the issuance of the convertible debentures were used to pay off other debt instruments and accounts payable, to increase inventory and buy raw material and packaging and for operations.

As of September 30, 2015, the Company had $149,521 in cash and $1.6 million in cash available for use under the Line Of Credit Convertible Debenture with a related party (See Note 8). During the nine-months ended September 30, 2015, the Company recognized $560,069 in revenues. The Company expects that its existing capital resources, revenues from sales of its products and upcoming sales milestone payments from the commercial partners signed for its products, along with the funds currently available for use under the LOC Convertible Debenture and equity instruments available to pay certain vendors and consultants will be sufficient to allow the Company to continue its operations, commence the product development process and launch selected products through at least October 1, 2016.

In the event the Company does not pay the convertible debentures upon their maturity, or after the remedy period, the principal amount and accrued interest on the note is automatically converted to common stock at a 40% discount to the market value of common stock.

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

 NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include all assets, liabilities, revenues and expenses of the Company and its wholly-owned subsidiaries: FasTrack Pharmaceuticals, Inc., Semprae Laboratories, Inc. (“Semprae”) and Novalere, Inc. (“Novalere”). All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include a) equity-based instruments, b) revenue recognition, c) sales adjustments, d) fair value of the derivative and warrants liabilities and e) intangible assets. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Fair Value Measurement

The Company’s financial instruments are cash, accounts receivable, accounts payable, accrued liabilities and debt. The recorded values of cash, trade accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The Company recorded values of convertible debentures and convertible debt, net of the discount, is based upon relative fair value calculations and the conversion feature value. The fair value of the warrant and derivative liabilities are based upon Black Scholes and Monte Carlo simulation model calculations and are a level 3 measurement. The fair value of contingent consideration is based upon the present value of expected future payments under the terms of the agreements and is a level 3 measurement.

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

The Company had three major customers that accounted for 22%, 11% and 10%, respectively, of net sales during the nine months ended September 30, 2015. These same customers accounted for 31%, 1% and 0%, respectively, of gross accounts receivable as of September 30, 2015. These customers accounted for 36%, 0.0% and 0.0%, respectively, of net sales during the nine months ended September 30, 2014 and another customer accounted for 13%.

Concentration of Suppliers

The Company has manufacturing relationships with a number of vendors or manufacturers for its products including: Sensum+®, EjectDelay®, Vesele®, Androferti® and the Zestra® line of products. Pursuant to these relationships, the Company purchases product through purchase orders with its manufacturers.

Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory is shown net of obsolescence, determined based on shelf life or potential product replacement. Inventory consists of the following:

	September 30, 2015	December 31, 2014
Raw materials and supplies	$85,745	$181,710
Work in process	79,885	-
Finished goods	145,574	84,249
Total	$311,204	$265,959

Property and Equipment

Property and equipment are recorded at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to ten years. The initial cost of property and equipment consists of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.

Intangible Assets

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from 7 to 15 years. The useful life of the intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.

 Amortizable intangible assets consist of the following:

September 30, 2015

	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$417,598	$47,628	$369,970	7 - 15
Customer Contracts	611,119	108,096	503,023	10
Sensum+® License (from CRI)	234,545	44,091	190,454	10
Vesele® trademark	25,287	3,097	22,190	10
Novalere Mfg. Contract	4,681,000	302,000	4,379,000	10
Total	$5,969,549	$504,912	$5,464,637

December 31, 2014

	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$264,321	$23,671	$240,650	7 - 15
Customer Contracts	611,119	62,262	548,857	10
Sensum+® license (from CRI)	272,545	31,250	241,295	10
Vesele® trademark	25,287	717	24,570	10
Total	$1,173,272	$117,900	$1,055,372

Expected amortization at September 30, 2015 is approximately $589,400 for each of the next five years and $2,517,700 thereafter.

Goodwill

The purchase price allocation was based upon an analysis of the fair value of the assets and liabilities acquired. The final purchase price may be adjusted up to one year from the date of the acquisition. Identifying the fair value of the tangible and intangible assets and liabilities acquired requires the use of estimates by management and was based upon currently available data, as noted below (See Note 5).

The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets and expanding market share.

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicates an impairment may have occurred, by comparing its reporting unit's carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The goodwill was recorded as part of the acquisition of Semprae that occurred on December 24, 2013, and the acquisition of Novalere that occurred on February 5, 2015. There was no impairment of goodwill for the nine months ended September 30, 2015 or the year ended December 31, 2014.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value.

Financial Instruments

If a conversion feature of convertible debt is not accounted for separately as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a Beneficial Conversion Feature (“BCF”). A BCF is recorded by the Company as a debt discount. The Company amortizes the discount to interest expense over the life of the debt using the effective interest rate method. The Company’s February 2014 Convertible Debenture and September 2014 Convertible Debenture each contain a BCF (See Note 7).

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement with the relevant tax authority. There were no uncertain tax positions at September 30, 2015.

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

The estimated reserve for sales returns and allowances, which is included in accounts receivable, was approximately $14,000 at September 30, 2015 and $24,000 at December 31, 2014.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the nine months ended September 30, 2015 and 2014 have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures, are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock-based compensation expense are recorded.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. Comprehensive loss was the same as net loss for the three and nine months ended September 30, 2015 and 2014, as the Company has no other comprehensive income.

Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three and nine months ended September 30, 2015 and 2014, basic earnings per share are the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive.

Commencing in the period ended September 30, 2015 we determined that vested stock units should be included in the basic loss per share calculations.

The weighted average shares outstanding used in the loss per share calculations for the nine months ended and three months ended September 30, 2015 were 39,440,755 and 42,453,051 and for the nine months ended and three months ended September 30, 2014 were 23,593,413 and 24,383,486.

The weighted average vested stock units outstanding used in the loss per share calculations for the nine months ended and three months ended September 30, 2015 were 11,045,746 and 12,623,768 and for the nine months ended and three months ended September 30, 2014 were 5,172,283 and 6,046,346.

The total weighted average shares outstanding used in the loss per share calculations for the nine months ended and three months ended September 30, 2015 were 50,486,501 and 55,076,819 and for the nine months ended and three months ended September 30, 2014 were 28,765,696 and 30,429,832.

The impact on the previously recorded loss per share is an increase in the net loss per share of $0.01 and $0.02 per share for the nine month and three month periods ended September 30, 2014, respectively, which amount is not considered material by the Company.

The following table shows the anti-dilutive shares excluded from the calculation of basic and diluted loss per common share attributable to the Company as of September 30, 2015 and 2014:

	As of September 30,
	2015	2014
Gross number of shares excluded:
Stock units - unvested	4,623,333	1,534,235
Stock options	164,500	87,500
Convertible notes	1,359,590	1,055,000
Warrants issued with 2015 convertible debentures	1,808,333	-
Warrants	1,630,973	630,973
Total	9,586,729	3,307,708

The above table does not include the ANDA Consideration Shares related to the Novalere acquisition, as they are considered contingently issuable (See Note 5).

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not believe this update will have a material effect on its condensed consolidated financial statements and related disclosures.

In April 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently presenting $134,763 of deferred financing costs as a current asset and this will show up as a reduction of current liabilities when this new pronouncement is adopted next year.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Corporation’s consolidated financial position or results of operation.

NOTE 4 – RECENT LICENSE AGREEMENTS

Elis Pharmaceuticals Agreement

On July 4, 2015, the Company announced that it had entered into an exclusive license agreement with Elis Pharmaceuticals, an emirates company (“Elis”), under which Innovus Pharma granted to Elis an exclusive license to market and sell to market and sell Innovus Pharma’s topical product Zestra® EjectDelay®, Sensum+® and  Zestra Glide® in Turkey and select African and gulf countries.   Under the agreement, Innovus Pharma is eligible to receive up to $35.5 million dollars in sales milestone payments plus an agreed-upon transfer price upon sale of products. The Company had preliminary listed Syria, Yemen and Somalia as countries in the definition of licensed territories, but these countries were removed  by the agreement of both parties from the agreement effective the date of signing of the agreement.

Khandelwal Laboratories Agreement

On September 9, 2015, the Company announced that it had entered into an exclusive license and distribution agreement with Khandelwal Laboratories, an Indian company (“KLabs”) under which Innovus Pharma has granted to KLabs an exclusive ten-year distribution right to market and sell in the Indian Subcontinent, which is defined as India, Nepal, Bhutan, Bangladesh and Sri Lanka Innovus Pharma’s products including Zestra ®, EjectDelay ®, Sensum + ® and Zestra Glide ®.  If KLabs exceeds its minimum yearly orders, the agreement has a two five-year term extensions. Under the agreement the minimum orders for the first ten-year term of the agreement are approximately $2.6 million.

NOTE 5 - BUSINESS ACQUISITIONS

Acquisition of Novalere

On February 5, 2015 (the "Closing Date”), the Company, Innovus Pharma Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Innovus (“Merger Subsidiary I”), Innovus Pharma Acquisition Corporation II, a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Subsidiary II”), Novalere FP, Inc., a Delaware corporation (“Novalere FP”) and Novalere Holdings, LLC, a Delaware limited liability company (“Novalere Holdings”), as representative of the shareholders of Novalere (the “Novalere Stockholders”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Subsidiary I merged into Novalere and then Novalere merged with and into Merger Subsidiary II (the “Merger”), with Merger Subsidiary II surviving as a wholly-owned subsidiary of the Company. Pursuant to the articles of merger effectuating the Merger, Merger Subsidiary II changed its name to Novalere, Inc.

With the Merger, Innovus acquired the worldwide rights to market and sell the Fluticare™ brand (Fluticasone propionate nasal spray) and the related manufacturing agreement from Novalere FP. Innovus currently anticipates that the ANDA filed in November 2014 by the manufacturer with the U.S. Food and Drug Administration (“FDA”) may be approved in the first half of 2016, which, when and if approved, may allow the Company to market and sell Fluticare™ over the counter. An ANDA is an application for a U.S. generic drug approval for an existing licensed medication or approved drug.

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

In addition, the Novalere Stockholders are entitled to receive, if and when earned, earn-out payments (the “Earn-Out Payments”). For every $5 million in Net Revenue (as defined in the Merger Agreement) realized from the sales of Fluticare™ , the Novalere Stockholders will be entitled to receive, on a pro rata basis, $500,000, subject to cumulative maximum Earn-Out Payments of $2.5 million.

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

Based on the assumptions, the fair market value of the Earn-Out Payments was determined to be $1,205,000. The preliminary fair values of the future earn out payments was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

The total purchase price is summarized as follows:
Cash consideration	$43,124
Fair value of common stock issued at closing	2,071,625
Fair value of ANDA consideration shares	1,657,300
Fair value of future earn out payments	1,205,000
Total	$4,977,049

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

The carrying value of current assets and liabilities and fixed assets in Novalere’s financial statements are considered to be a proxy for the fair value of those assets and liabilities. Novalere is a pre-commercial organization specializing in selling and marketing nasal steroid products; most of the value in Novalere is applicable to the product rights and related manufacturing agreement. Novalere holds a non-exclusive, worldwide, royalty-free license to market, promote, sell, offer for sale, import and distribute the product. This business relationship is contractual in nature and meets the separability criterion and as a result is considered an identifiable intangible asset recognized separately from goodwill. The value of the business relationship is included in goodwill under US GAAP. Goodwill is calculated as the difference between the fair value of the consideration transferred and the values assigned to the identifiable tangible assets acquired and liabilities assumed. The acquired goodwill presented in the above table reflects the estimated goodwill from the preliminary purchase price allocation. The cash acquired was used to pay amounts due to shareholders, thus was received by the Company.

The purchase price allocation is subject to completion of our analysis of the fair value of the assets and liabilities of Novalere as of the date of the acquisition. These adjustments could be material. The final valuation is expected to be completed as soon as practicable but no later than one year from the consummation of the Merger. The establishment of the fair value of the consideration for a Merger, and the allocation to identifiable tangible and intangible assets and liabilities, requires the extensive use of accounting estimates and management judgment. The fair values assigned to the assets acquired and liabilities assumed are based on estimates and assumptions from data currently available. There has been no change to the estimated fair value of the contingent consideration through September 30, 2015.

Supplemental Pro Forma Information for 2015 Acquisition (unaudited)

The following unaudited supplemental pro forma information for the three and nine months ended September 30, 2014 and 2015, assumes the acquisition of Novalere had occurred as of January 1, 2014 and 2015, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Novalere been operated as part of the Company since January 1, 2014.

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	As Reported	Pro Forma (unaudited)	As Reported	Pro Forma (unaudited)
Revenue	$560,069	$560,069	$722,959	$734,845
Net Loss	$(3,224,778)	$(3,540,908)	$(3,651,676)	$(5,356,399)
Loss per Common Share-basic and diluted	$(0.08)	$(0.08)	$(0.13)	$(0.13)
Shares used in computed net loss per common share	50,486,501	53,261,516	28,765,696	41,713,353

Purchase of Semprae Laboratories, Inc.

On December 24, 2013 (the “Semprae Closing Date”), the Company, obtained 100% of the outstanding shares of Semprae in exchange for the issuance of 3,201,776 shares of the Company’s common stock. A portion of the company shares were held in escrow and released on September 10, 2015. 386,075 shares were canceled based on the terms of the agreement, reducing the total number of shares issued to 2,815,701.  General and Administrative expense was reduced by $115,812 to reflect this return and cancelation of shares. In addition, the Company agreed to pay the former shareholders an annual royalty (“Royalty”) equal to five percent (5%) of the net sales from Zestra® and Zestra® Glide and any second generation products derived primarily therefrom (“Semprae Target Product”) up until the time that a generic version of such Semprae Target Product is introduced worldwide by a third party. Such royalties are considered a part of the business combination as a contingent consideration and are adjusted to estimated fair value each quarter. The royalties were estimated to be $367,504 at September 30, 2015.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Borrowings

There were several related party borrowings which are described in Note 8.

Accrued Compensation-Related Party

Accrued compensation includes accruals for employee wages and vacation pay. The components of accrued compensation are as follows:

	September 30, 2015	December 31, 2014
Wages	$1,072,364	$791,987
Vacation	156,410	114,941
Payroll Taxes on the above	86,014	-
Classified as long-term	(906,928)	(906,928)
Accrued compensation included in accrued expenses	$407,860	$-

Accrued employee wages at September 30, 2015 are entirely, and at December 31, 2014 relate primarily, to wages owed to the Company’s Chief Executive Officer and President. Under the terms of his employment agreement, wages are to be accrued but no payment made for so long as payment of such salary would jeopardize the Company’s ability to continue as a going concern. The Chief Executive Officer started to receive salary in the third quarter of 2015. Under the 3rd quarter financing agreement, salaries prior to January 1, 2015 cannot be repaid until the debentures are repaid in full and, accordingly, the accrued compensation is shown as a long-term liability. The remaining accrued salaries are included on the balance sheet as part of accounts and accrued expenses payable.

NOTE 7 – NOTES PAYABLE AND CONVERTIBLE DEBENTURES – NON-RELATED PARTIES

 The following table summarizes the outstanding unsecured notes payable and convertible debentures at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Current notes payable:
January 2015 Non-Convertible Debenture	$45,866	$-
February 2014 Convertible Debenture	-	330,000
July 2015 Debenture (Amended August 2014 Debenture)	73,200	40,000
Total current notes payable	119,066	370,000
Less: Debt discount, net of accretion (current)	-	(55,982)
	$119,066	$314,018

Long-term notes-payable
September 2014 Convertible Debenture	$-	$92,000
Less: Debt discount, net of accretion (long-term)	-	(67,726)
	$-	$24,274

July 2015 Debenture (Amended August 2014 Debenture)

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

September 2014 Convertible Debenture

On September 29, 2014, the Company issued a convertible promissory note (the “Note”) to an unrelated third party accredited investor for $50,000. The Note had a principal face amount of $92,000, did not accrue interest and was due on March 28, 2016 (the “Maturity Date”). The September 2014 Convertible Debenture was converted into 230,000 shares common stock according to the terms of the note, by the investor on March 30, 2015. As such, the Company recorded the conversion of the note and the remaining debt discount was charged to interest expense.

January 2015 Non-Convertible Debenture

On January 21, 2015, the Company entered into securities purchase agreements with Vista Capital Investments, LLC (“Vista”) whereby the Company issued and sold to the Vista promissory notes and warrants (the “Vista Warrants”) to purchase up to 500,000 shares of the Company’s Common Stock for gross proceeds of $100,000. The note requires payment of $110,000 principal upon maturity. On July 30, 2015, the Company and Vista entered into an “Amendment to the $110,000 Promissory Note dated January 21, 2015.” In consideration for the Vista Note Amendment, the Company issued 100,000 restricted shares of Common Stock to Vista. The fair value of such shares was recognized as interest expense. A portion of the note was paid off in the third quarter of 2015 and the Notes were fully paid off on November 2, 2015.

The Vista Warrants are exercisable for five years from the closing date at an exercise price of $0.30 per share of Common Stock. The warrants contain anti-dilution protection, including protection upon dilutive issuances.

The Vista Warrants are measured at fair value and classified as a liability because these warrants contain anti-dilution protection and therefore cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the Vista Warrants was determined using Probability Weighted Black-Scholes Option-Pricing Model, resulting in a fair value of $99,999 on the date they were issued. The debt was initially recorded using the residual method, at $1, net of a debt discount of $109,999. The discount is being accreted as non-cash interest expense over the expected term of the January 2015 Non-Convertible Debenture using the effective interest method. Through September 30, 2015, the full amount of debt discount has been accreted. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The Company will continue to classify the fair value of the Vista Warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first. The anti-dilution protection for the Vista Warrants survives for the life of the warrants which ends in January 2020 and has been classified as a liability (See Note 9).

February 2014 Convertible Debenture

On March 12, 2015, the Company issued 250,000 shares of the Company’s common stock and 250,000 warrants to the holder of a Convertible Debenture issued in February, 2014 to extend the maturity date of the Debenture to September 13, 2015. The fair value of such shares and warrants was recognized as interest expense. This was repaid in September 2015.

3rd Quarter 2015 Convertible Debentures

In the 3rd quarter of 2015, the Company and entered into Securities Purchase Agreements with three (3) accredited investors (the “Buyers”), pursuant to which the Company received aggregate gross proceeds of $1,325,000.00 pursuant to which it sold:

Six (6) Convertible Promissory Notes of the Company. Two in the principal amount of $275,000, one for $550,000, one for $137,500, and two for $110,000 (each a “Note” and collectively the “Notes”) (the Notes were sold at a 10% original issue discount and the Company received an aggregate total of $1,242,500 in funds thereunder after debt issuance costs of $82,500). The principal amount due under the note is $1,457,500. The Notes and accrued interest are convertible into shares of common stock of the Company (the “Common Stock”) beginning six (6) months from the date of execution, at a conversion price of $0.15 per share. The maturity date of the first Note is August 15, 2016, and the maturity date of the second Note is August 28, 2016. The third Note has a maturity date of September 14, 2016 the fourth has a maturity date of September 26, 2016, the fifth is October 29, 2016 and the sixth is October 20, 2016. The Notes bear interest on the unpaid principal amount at the rate of five percent (5%) per annum from the date of issuance until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Notwithstanding the foregoing, upon the occurrence of an Event of Default as defined in such Note, a “Default Amount” equal to the sum of (i) the Principal Amount, together with accrued interest due thereon through the date of payment payable at the Holder’s option in cash or Common Stock and (ii) an additional amount equal to the Principal Amount payable at the Company’s option in cash or Common Stock. For purposes of payments in Common Stock, the following conversion formula shall apply: the Conversion Price shall be the lower of: (i) the Fixed Conversion Price ($0.15) or (ii) 60% multiplied by the volume weighted average price of the Common Stock during the ten (10) consecutive Trading Days immediately prior to the later of the Event of Default or the end of the applicable cure period. Certain other conversion rates apply in the event of the sale or merger of the Company, default and other defined events.

The Company may prepay the Notes at any time on the terms set forth in the Notes at the rate of 115% of the then outstanding balance of the Notes. Under the terms of the Notes, the Company shall not effect certain corporate and business actions during the term of the Notes, although some may be done with proper notice. Pursuant to the Purchase Agreement, with certain exceptions, the Note holder has a right of participation during the term of the Notes; additionally, the Company granted the Note holder registration rights for the shares of Common Stock underlying the Notes pursuant to Registration Rights Agreements.

In addition, bundled with the convertible debt, the Company sold:

1.
A Common Stock Purchase Warrant to each Buyer, which allows the Buyers to purchase an aggregate of 1,320,000 shares of common stock and the placement agent to purchase 483,333 shares of common stock (aggregating 1,808,333 shares of the Company at an exercise price of $0.30 and

2.	4,337,500 restricted shares of Common Stock to the Buyers.

In addition, a Registration Rights Agreement was signed and, as a result, the Company filed a Registration Statement on September 11, 2015 and filed Amended Forms S–1 on October 26, 2015 and November 12, 2015.

The Company allocated the proceeds from the 3rd Quarter Convertible Debentures to the convertible debt, warrants and restricted shares of Common Stock issued based on their relative fair values.  The Company determined the fair value of the warrants using the Black-Scholes Option Pricing Model with the following range of assumptions:

September 30, 2015
Expected terms (in years)	5.00
Expected volatility	101 - 119%
Risk-free interest rate	1.37 – 1.58%
Dividend yield	-

    The fair value of the restricted shares of Common Stock issued was based on the market price of the Company’s Common Stock on the date of issuance of the 3rd Quarter Convertible Debentures.  The allocation of the proceeds to the warrants and restricted shares of Common Stock based on their relative fair values resulted in the Company recording a debt discount of $89,551 and $374,473, respectively.  The remaining proceeds of $860,976 was initially allocated to the debt.  The Company determined that the embedded conversion features in the 3rd Quarter Convertible Debentures were a derivative instrument which was required to be bifurcated from the debt host contracts and recorded at fair value as a derivative liability.  The fair value of the embedded conversion features at issuance was determined using a Path-Dependent Monte Carlo Simulation (see Note 9 for assumptions used to calculate fair value).  The initial fair value of the embedded conversion features were $901,784, of which, $830,560 is recorded as a debt discount.  The initial fair value of the embedded conversion feature derivative liabilities in excess of the proceeds allocated to the debt was $71,224, and was immediately expensed and recorded as interest expense during the three and nine months ended September 30, 2015 in the accompanying condensed consolidated statement of operations.  The 3rd Quarter Convertible Debentures were also issued at an Original Issue Discount (“OID”) of 10% and the OID of $132,500 was recorded as an addition to the principal amount of the 3rd Quarter Convertible Debentures and a debt discount in the accompanying condensed consolidated balance sheet.

    The debt discount recorded for the 3rd Quarter Convertible Debentures totaling $1,427,084 is being amortized as interest expense over the term of the 3rd Quarter Convertible Debentures using the effective interest method.  Total amortization of the debt discount on the 3rd Quarter Convertible Debentures to interest expense for the three and nine months ended September 30, 2015 was $149,384.

    The following table summarizes the outstanding Convertible Debentures at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Investor 1 - July 27, 2015	$500,000	$-
Investor 1 - September 30, 2015	100,000	-
Investor 2 - August 25, 2015	500,000	-
Investor 2 - September 21, 2015	100,000	-
Investor 3 - September 30, 2015	125,000	-
Sub-total of gross proceeds received	1,325,000	-
Plus: Original issue discount	132,500	-
Face amount	1,457,500	-
Less: Debt discount, net of accretion (current)	(1,277,700)	-
Carrying value	179,800	-
Less: Current portion	(151,010)	-
Net debentures – long-term	$28,790	$-

The company incurred debt issuance costs of $82,500 and the fair value of the warrants $68,400 issued to the placement agent. Such costs are amortized to interest expense over the term of the debentures.

NOTE 8 –DEBENTURES – RELATED PARTIES

The following table summarizes the long-term outstanding debentures to related parties at September 30, 2015 and December 31, 2014. Certain of the debentures outstanding for the year ended December 31, 2013 were converted in 2014 and were no longer outstanding at September 30, 2015.

	September 30, 2015	December 31, 2014
Line of credit convertible debenture	$424,192	$424,078
2014 non-convertible notes - related party	-	150,000
Total	424,192	574,078
Less : Debt discount, net of accretion	(34,014)	(76,492)
Total long-term debenture – related party	$390,178	$497,586

In addition, there was a short-term debenture to a related party of $25,000 at September 30, 2015.

January 2015 Non-Convertible Debenture - Former CFO

On January 21, 2015, the Company entered into a securities purchase agreement with the Company’s former Chief Financial Officer whereby the Company issued and sold a promissory note in the principal face amount of $55,000 and warrants to purchase up to 250,000 shares of the Company’s common stock for gross proceeds of $50,000.

The Note was due on July 31, 2015 and accrued a one-time interest charge of 8% on the closing date. The warrants are exercisable for five years from the closing date at an exercise price of $0.30 per share of Common Stock. The warrants contain anti-dilution protection, including protection upon dilutive issuances. The note was repaid on July 31, 2015.

        The Warrants issued in connection with the January 2015 Non-Convertible Debenture-CFO, are measured at fair value and classified as a liability because these warrants contain anti-dilution protection and therefore, cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the warrants was determined using Probability Weighted Black-Scholes Option-Pricing Model, resulting in a value of $49,999 on the date they were issued.

The debt was initially recorded using the residual method, at $1, net of a debt discount of $54,999. The discount was accreted as non-cash interest expense over the expected term of the January 2015 Non-Convertible Debenture using the effective interest method and the unamortized balance was expensed upon repayment. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first. The anti-dilution protection for the warrants survives for the life of the warrants which ends in January 2020. (See Note 9)

Line of Credit Convertible Debenture

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

During the nine months ended September 30, 2015, the Company borrowed $114 under the LOC Convertible Debenture. The $114 borrowed under the LOC Convertible Debenture along with the accrued interest resulted in a BCF of $6,275. As of September 30, 2015, the Company owed a balance of $424,192 (See table above) in principal amount under the LOC Convertible Debenture and there was approximately $1.6 million remaining on the line of credit and available to use.

2014 Non-Convertible Notes -Related Parties

On January 29, 2014, the Company issued an 8% note, in the amount of $25,000, to the Company’s President and Chief Executive Officer. The principal amount and interest were payable on January 22, 2015. This note was amended to extend the maturity date until January 22, 2016. This is still outstanding at September 30, 2015.

 On May 30, 2014, the Company issued an 8% debenture, in the amount of $50,000, to a member of the Company's Board of Directors. The principal amount and interest were payable on May 30, 2015 and the repayment date has been extended to May 30, 2016. On August 5, 2015 the debenture was converted into 312,167 shares of common stock.

 On June 17, 2014, the Company issued an 8% debenture, in the amount of $50,000, to the Company’s former Chief Financial Officer. The principal and interest were payable on June 16, 2015 and were repaid in July, 2015.

 On August 25, 2014, the Company issued an 8% debenture, in the amount of $25,000, to a member of the Company's Board of Directors. The principal amount and interest were payable on August 25, 2015. In July, 2015 the repayment date was extended to May 30, 2016. On August 5, 2015 the debenture was converted into 156,083 shares of common stock.

Interest Expense

The Company recognized interest expense on the outstanding debentures to related parties including amortization of the discount, of $64,296 and $123,077 for the three and nine months ended September 30, 2015, respectively and $7,408 and $161,627 for the three and nine months ended September 30, 2014.

NOTE 9 – SHAREHOLDERS’ EQUITY

Capital Stock

 The Company is authorized to issue 150.0 million shares, all of which are common stock with a par value of $.001 per share.

Issuances of Common Stock

On January 17, 2013, the Company entered into an investor relations agreement with a third party pursuant to which the Company agreed to issue over the term of the agreement 250,000 shares of Company common stock in exchange for investor relations’ services to be rendered. On September 18, 2013, the Company extended the term of the agreement and agreed to issue an additional aggregate of 300,000 shares of common stock in exchange for services to be rendered. The term was further extended in April 2014 and the Company agreed to issue an additional 300,000 shares of common stock in exchange for services to be rendered over the term of the agreement. During the nine months ended September 30, 2015 and 2014, the Company issued 140,000 and 300,000 shares of Company common stock and recognized $20,650 and $82,500 of investor relations expense, respectively, under this agreement. This agreement was terminated in June, 2015

On March 17, 2015, the Company entered into a consulting agreement for investor relations services. In consideration of such services, the Company issued 28,125 shares of Company common stock to the consultant on said date and valued them at $3,938 based on the closing price of the stock on the date of issuance. The fair value of such shares was recognized as interest expense.

On August 27, 2014, the Company agreed to issue 200,000 shares of Company common stock pursuant to a consulting contract with a third party for marketing and public relations services. The Company issued 100,000 shares of stock pursuant to this agreement on September 2, 2014. The remaining 100,000 shares were issued on November 4, 2014. The Company extended the consulting contract in January of 2015 and agreed to issue an additional 200,000 shares. The issued shares have been valued at the closing price of the Company’s common stock on the date of issuance and are expensed over the period that the services are rendered. The Company recognized $38,000 and $0 during the nine months ended September 30, 2015 and 2014, respectively, related to services provided.

On January 23, 2015, the Company entered into a settlement agreement with CRI whereby CRI returned 200,000 shares of Company stock initially issued for a product license acquired. The share return was in consideration for the Company completing certain product development and regulatory efforts relating to the sale of the product in foreign territories and reduced the intangible asset value by the fair value of such shares.

On September 17, 2015 a consultant terminated his arrangement with the company and converted 500,000 of his RSUs into 500,000 shares of stock. The Company had previously recognized stock compensation expense of $110,621, which was greater than the fair value of the stock issued to him. Accordingly, no additional compensation expense was recognized.

The Company issued an additional 137,500 and 160,333 shares of common stock and expensed $25,900 and $57,320, during the nine months ended September 30, 2015 and 2014 respectively, to other consultants. The shares were issued under the Company’s 2013 Equity Incentive Plan (the “Incentive Plan”) or under the corresponding Plans, as filed with the Securities Exchange Commission. All issued shares have been valued at the closing price of the Company’s common stock on the date of issuance.

On September 29, 2015 the Company issued 375,000 shares of common stock for investor relation services and recorded an expense of $23,250.

2013 Equity Plan

The Company has issued share-based stock, stock unit and option awards to employees, non-executive directors and outside consultants under the Incentive Plan, which was approved by the Company’s Board of Directors in February of 2013. The Incentive Plan allows for the issuance of up to 10,000,000 shares of the Company’s common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The exercise price for all equity awards issued under the Incentive Plan is based on the fair market value of the common stock. Currently, because the Company’s common stock is quoted on the OTCQB, the fair market value of the common stock is equal to the last-sale price reported by the OTCQB as of the date of determination, or if there were no sales on such date, on the last date preceding such date on which a sale was reported. Generally, each vested stock unit entitles the recipient to receive one share of Company common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date. Stock units can vest according to a schedule or immediately upon award. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards, and have a ten-year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based. As of September 30, 2015 1,188,400 shares were available under this plan.

2014 Equity Plan

The Company has issued share-based stock, stock unit and option awards to employees, non-executive directors and outside consultants under the Incentive Plan, which was approved by the Company’s Board of Directors in November 2014. The Incentive Plan allows for the issuance of up to 20,000,000 shares of the Company’s common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The exercise price for all equity awards issued under the Incentive Plan is based on the fair market value of the common stock. Currently, because the Company’s common stock is quoted on the OTCQB, the fair market value of the common stock is equal to the last-sale price reported by the OTCQB as of the date of determination, or if there were no sales on such date, on the last date preceding such date on which a sale was reported. Generally, each vested stock unit entitles the recipient to receive one share of Company common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date. Stock units can vest according to a schedule or immediately upon award. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards and have a ten-year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based. As of September 30, 2015 950,000 shares were available under this plan.

Stock-based Compensation

The stock-based compensation expense for all equity instruments issued for the three and nine months ended September 30, 2015 was $80,097 and $831,807 for the issuance of stock units and stock options to management. The stock-based compensation expense for all equity instruments issued for the three and nine months ended September 30, 2014 was $282,953 and $1,209,117. The Company calculates the fair value of the stock units based upon the quoted market value of the common stock at the date of grant. The Company calculates the fair value of each stock option award on the date of grant using the Black-Scholes Option-Pricing Model. For the nine months ended September 30, 2015, the following weighted average assumptions were utilized for the stock option granted during the period:

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

The Company has issued stock awards, stock units and stock options under the 2013 and 2014 plans through September 30, 2015.

 Stock Units

 The following table summarizes the number of stock units activity for the nine months ended September 30, 2015 under both plans:

Restricted Stock Units
Outstanding at December 31, 2014	8,270,239
Granted	11,046,862
Converted	(500,000)
Cancelled	(570,000)
Outstanding at September 30, 2015	18,247,101
Vested at September 30, 2015	13,459,600

The vested stock units at September 30, 2015 have not settled and are not showing as issued and outstanding shares of the Company. Settlement of these vested stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of the Company, or (iii) 10 years from date of issuance. Settlement of vested stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the board of directors and is subject to certain criteria having been fulfilled by the recipient.

Significant grants of stock units are as follows:

On February 15, 2013, the Company entered into a stock unit agreement with its President and Chief Executive Officer pursuant to his employment agreement. Under the terms of the agreement, the Company issued 6,000,000 stock units, 2,000,000 of the units vested immediately, while the remaining 4,000,000 vest in eight equal quarterly installments until January 1, 2015, subject to his continued service to the Company as of the vesting date. As of September 30, 2015, all of the stock units have vested under this agreement. There were 500,000 stock units which vested during the three and nine months ended September 30, 2015 and the Company recognized expense of $210,000 which corresponds to the service period.

On February 15, 2013, the Company entered into a stock unit agreement with a consultant. Under the terms of the agreement, the Company issued 300,000 stock units, with one thirty-sixth of the units vesting on the 7th day of each month beginning on March 7, 2013, subject to the consultant’s continued service to the Company as of the vesting date. An additional 200,000 stock units were issued in March 2015.  On September 17, 2015, the date the consultant was terminated by the Company, the consultant exercised all 500,000 units. The stock units were given an acceleration of vesting and the Company recognized an expense equal to the fair value of the shares at such modification date. No additional expense was recorded on the exercise because the fair value of the stock issued was less than the amount previously expense.

 In connection with the appointment of our former Executive Vice President and Chief Financial Officer, the Company entered into an employment letter with her on February 6, 2014. Under the terms of the employment letter, Ms. Dillen received 600,000 stock units. 200,000 of the units vested after six months of employment, while the remaining 400,000 vest in eight equal quarterly installments until August 6, 2016, subject to her continued service to the Company as of the vesting date. In July 2015, Ms. Dillen terminated employment with the Company.  As of September 30, 2015, 350,000 stock units have vested under this agreement and the remaining 250,000 units have been forfeited. The RSUs are expected to be converted to common stock in January 2016 subject to satisfaction of the settlement conditions.

On February 6, 2014, the Company issued 852,273 stock units to the President and CEO in lieu of cash for the annual bonus and recognized and expensed equal to the fair value of such shares.

 In May 2014, the Company issued 75,000 stock units to a former employee, which are currently all vested. During the nine months ended September 30, 2015 the Company expensed $0 and $27,750 for the three and nine months ended September 30, 2015.

 During the three and nine months ended September 30, 2015, the Company issued 126,316 and 287,031 stock units to its Board of Directors, related to Board Compensation and recognized $12,000 and $36,000 of stock compensation expense related to these stock units, respectively.

On March 31, 2015, the Company issued 10,370,000 stock units to employees, board members and consultants, which vest one-third on the issuance date and then monthly for the next 2 years. As of September 30, 2015, compensation expense related to unvested shares not yet recognized in the income statement was $530,248 and will be recognized over the next 6 financial quarters.

On March 31, 2015, the Company issued 10,370,000 restricted stock units to employees, board members and consultants, which vest one-third on the issuance date and then monthly for the next 2 years. During the three months ended September 30, 2015, 200,000 units were exercised and 320,000 units were forfeited. For the three and nine months ended September 30, 2015, the Company recognized $253,458 and $775,779 of stock compensation expense for the vested units. As of September 30, 2015, compensation expense related to unvested shares not yet recognized in the income statement was $530,248 and will be recognized over the next 6 financial quarters.

Stock Options

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2014	113,000	$0.37	9.5	$-
Granted	51,500	$0.12	9.7	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2015	164,500	$0.29	9.0	-
Vested at September 30, 2015	164,500	$0.29	9.0	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common shares that were in the money at September 30, 2015. At September 30, 2015 and December 31, 2014, the aggregate intrinsic value of all outstanding options was $0.

The Company granted 51,500 and 92,000 options during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2015 and the year ended December 31, 2014 was $0.12 and $0.31, respectively.

Warrants

      The Company issued 380,973 warrants in connection with the 2011 Dawson James notes (which were repaid in 2013). The warrants have an exercise price of $0.10 and expire December 6, 2018.

The Company issued 250,000 warrants in connection with the February 2014 Convertible Debentures. The warrants had an exercise price of $0.50 and expire February 13, 2019 (See Note 4). On March 6, 2015 the Company entered into an agreement with the note holder to extend the February 2014 Convertible Debentures for six months. As consideration for the extension, the Company issued the note holder 250,000 shares of common stock and 250,000 warrants and reduced the exercise price of the warrants from $0.50 to $0.30 (See Note 7). The company recorded an expense of $25,659 as interest expense in connection with this extension transaction.

The Company issued 500,000 warrants in connection with the January 2015 Non-Convertible Debentures. The warrants are exercisable for five years from the closing date at an exercise price of $0.30 per share of Common Stock. The warrants contain anti-dilution protection, including protection upon dilutive issuances (See Notes 7 and 8).

The Company has 250,000 warrants outstanding with an exercise price of $.15 per share to its former CFO in connection with the January, 2015 debenture.

In connection with the 3rd quarter 2015 Convertible Debentures, more fully described in Note 7, the company issued 1,808,333 warrants with an exercise price of $.30 per share and a fair value of $207,194.

At September 30, 2015, there are 3,439,306 fully vested warrants outstanding.

Warrant Derivative Liability

The Warrants issued in connection with the January 2015 Non-Convertible Debentures and the February 2014 Convertible Debenture are measured at fair value and classified as a liability because these warrants contain anti-dilution protection and therefore, cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the warrants was determined using the Black-Scholes Option-Pricing Model, resulting in a value of $235,736 at the date of issuance. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first. The anti-dilution protection for the warrants survives for the life of the warrants which ends in January 2020 and March 2020 (See Note 8).

The assumptions for the Black-Scholes Option-Pricing Model are represented in the table below for the warrants issued with the January 2015 Non-Convertible Notes and the February 2014 Convertible Debenture, reflected on a per share common stock equivalent basis.

September 30, 2015
Expected life (in years)	4.3
Expected volatility	226%
Average risk free interest rate	1.15%
Dividend yield	0%

Derivative Liability

The Company has determined the Embedded Conversion Feature Derivative features of the 3rd quarter 2015 Convertible Debentures to be derivative liabilities because the terms of the embedded conversion features contain anti-dilution protection (see Note 7) and therefore, cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815.  The embedded conversion features are to be measured at fair value and classified a liability with subsequent changes in fair value recorded in earnings at the end of each reporting period.  The Company has determined the fair value of the derivative liabilities using a Path-Dependent Monte Carlo Simulation.  The fair value of the derivative liabilities using such option pricing model will be affected by changes in inputs to that model and is based on the individual characteristics of the embedded conversion features on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate, credit spread, and probability of default by the Company and acquisition of the Company.  The Company will continue to classify the fair value of the embedded conversion features as a liability until the conversion features are exercised, expire or are amended in a way that would no longer require these embedded conversion features to be classified as a liability, whichever comes first.  The anti-dilution protection for the embedded conversion features survive the life of the 3rd quarter 2015 Convertible Debentures which mature at various dates in August 2016 through October 2016 (see Note 7).

The derivative liabilities are a Level 3 fair value measure in the fair value hierarchy and a summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s embedded conversion feature derivative liabilities that are categorized within Level 3 of the fair value hierarchy during the nine months ended September 30, 2015 is as follows:

September 30, 2015
Stock price	$0.07 - $0.16
Strike price	$0.15
Expected life (in years)	1 year
Expected volatility	101-119%
Average risk free interest rate	0.28 – 0.39%

At September 30, 2015, the estimated Level 3 fair values of the embedded conversion feature liabilities measured on a recurring basis are as follows:

	Fair value	Level 1	Level 2	Level 3	Total
Embedded conversion feature derivative liabilities	$556,542	$-	$-	$556,542	$556,542

The following table presents the activity for the Level 3 embedded conversion feature derivative liabilities for the nine months ended September 30, 2015:

Fair Value Measurements Using Level 3 Inputs

September 30, 2015
Balance at December 31, 2014	$-
Additions during period	901,784
(Gain)/Loss on change in fair value	(345,242)
Transfers in and out of Level 3	-
Balance at September 30, 2015	$556,542

The following table presents the changes in fair value of our warrants and derivative liabilities measured at fair value on a recurring basis for the nine-month period ended September 30, 2015.

September 30, 2015
Warrant liability
Beginning Balance December 31, 2014	$-
Initial Fair Value of Derivative Liability with January 2015 Non-Convertible Debentures	149,998
Initial Fair Value of Derivative Liability with the February 2014 Convertible Debentures	76,299
Change in Fair Value	28,864
Ending Balance	$255,161

Derivative liabilities
Beginning Balance December 31, 2014	$-
Value of Derivative Liability with the 3rd quarter 2015 Convertible Debentures	901,784
Change in Fair Value	(345,242)
Ending Balance	$556,542

 NOTE 10– SUBSEQUENT EVENTS

January 2015 Non-Convertible Debenture

As described in Note 7, the January 2015 Non-Convertible Debenture was fully paid off on November 2, 2015.

--  Rest of page intentionally left blank  --

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an emerging pharmaceutical company engaged in the commercialization, licensing and development of safe and effective non-prescription medicine and consumer care products to improve men’s and women’s health and vitality and respiratory diseases. We provide innovative and uniquely presented and packaged health solutions through our over-the-counter, (“OTC”) medicines and consumer and health products, which we market directly or through commercial partners to primary care physicians, urologists, gynecologists and therapists and directly to consumers through on-line channels, retailers and wholesalers. Our business model leverages our ability to acquire and in-license commercial products that are supported by scientific and or clinical evidence, place them through our existing supply chain, retail and on-line channels to tap new markets and drive demand for such products and to establish physician relationships. We currently market five products in the United States and signed commercial agreements in 60 countries around the world through our commercial partners.

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
Results of Operations for the Three and Nine Months Ended September 30, 2015 Compared with the Three and Nine Months Ended September 30, 2014

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
NET REVENUES	$560,069	$722,959	$179,744	$443,087
COST OF GOODS SOLD	242,808	157,696	102,359	51,299
GROSS PROFIT	317,261	565,263	77,385	391,788

OPERATING EXPENSES
Research and development	-	128,580	-	18,885
General and administrative	3,081,191	3,285,923	731,221	993,951
Total Operating Expenses	3,081,191	3,414,503	731,221	1,012,836
LOSS FROM OPERATIONS	(2,763,930)	(2,849,240)	(653,836)	(621,048)

Interest expense	(744,726)	(395,603)	(473,360)	(98,766
Loss on extinguishment of debt	(32,500)	(406,833)	-	(406,833)
Change in fair value of derivative liability	316,378	-	268,449	-
NET LOSS	$(3, 224,778)	$(3,651,676)	$(858,747)	$(1,126,647)

Revenue: The Company recognized revenue of $560,069 for the nine months ended September 30, 2015, compared to $722,959 for the nine months ended September 30, 2014 and $179,744 for the three months ended September 30, 2015, compared to $443,087 for the three months ended September 30, 2014. The decrease in revenue for the nine and three months ended September 30, 2015 was caused by the timing of the licensing transactions (a decrease of approximately $300,000) and obtaining proper local authorizations to ship products partially offset by increased sales of products.

Cost of Goods Sold: We recognized cost of goods sold of $242,808 for the nine months ended September 30, 2015, compared to $157,696 for the nine months ended September 30, 2014 and $102,359 for the three months ended September 30, 2015, compared to $51,299 for the three months ended September 30, 2014. The cost of goods sold includes the cost of inventory, shipping and royalties. The increase in cost of goods sold is a result of cost of products sold versus upfront payments from partnerships signed in the prior year.

Research & Development: Research and development expenses in 2014 are mainly related to the development and post marketing studies supporting Zestra®, Zestra Glide®, Sensum+® and EjectDelay®. There were no research & development costs during the nine or three months ended September 30, 2015, as the Company has completed many of its post marketing studies and launched the products for sale. We do not expect to incur any significant research and development costs related to Fluticare™ as the ANDA has been submitted and we are awaiting FDA correspondence.

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

General and administrative expenses were $3,081,191 for the nine months ended September 30, 2015, compared to $3,285,923 for the nine months ended September 30, 2014 and $731,221 for the three months ended September 30, 2015, compared to $993,951 for the three months ended September 30, 2014. The decrease was primarily due to a decrease in consulting fees related to the preparation for product launch which occurred in 2014. We expect our general and administrative expenses to increase most notably in the area of compensation as we build our business and increase our sales and commercialization efforts of our products.
       Interest expense: Interest expense primarily includes interest related to the Company’s debt and amortization of debt discount (See Notes 7 and 8 to the financial statements). Due to the shares, warrants and cash discounts provided to our lenders, the effective interest rate is significantly higher than the coupon rate.  The increase in interest expense for all the nine and three month periods reflects both larger debt amounts and the larger amount of debt discount amortization.

Liquidity and Capital Resources

      The Company’s operations have been financed primarily through advances from officers, directors and related parties, outside capital, revenues generated from the launch of its products and commercial partnerships signed for the sale and distribution of its products domestic and internationally. These funds have provided the Company with the resources to operate its business, sell and support its products, attract and retain key personnel and add new products to its portfolio. The Company has experienced net losses and negative cash flows from operations each year since its inception.  As of September 30, 2015, the Company had an accumulated deficit of $14,456,745 and a working capital deficit of $1,216,181.

      The Company has raised funds through the issuance of debt and the sale of common stock. The Company has also issued equity instruments in certain circumstances to pay for services from vendors and consultants. For the nine-months ended September 30, 2015, the Company raised $1,555,000 in funds, which included $1,325,000 from the issuance of convertible debentures (with warrants and common stock) to three unrelated parties, $180,000 from the issuance of notes payable to two unrelated third parties and $50,000 in proceeds from the issuance of a non-convertible debt instrument to a related party. The funds raised through the issuance of the convertible debentures were used to pay off other debt instruments and accounts payable, to increase inventory and buy raw material and packaging and for operations.

As of September 30, 2015, the Company had $149,521 in cash and $1.6 million in cash available for use under the Line Of Credit Convertible Debenture with a related party (See Note 8). During the nine-months ended September 30, 2015, the Company recognized $560,069 in revenues. While the Company had a working capital deficiency of $1,216,181 at September 30, 2015, the Company expects that its existing capital resources, revenues from sales of its products and upcoming sales milestone payments from the commercial partners signed for its products, along with the funds currently available for use under the LOC Convertible Debenture and equity instruments available to pay certain vendors and consultants will be sufficient to allow the Company to continue its operations, commence the product development process and launch selected products through at least October 1, 2016.

In the event the Company does not pay the convertible debentures upon their maturity, or after the remedy period, the principal amount and accrued interest on the note is automatically converted to common stock at a 40% discount to the market value of common stock.

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

The Company’s principle debt instruments include the following:

3rd Quarter 2015 Convertible Debentures

In the 3rd quarter of 2015, the Company and entered into Securities Purchase Agreements with three (3) accredited investors (the “Buyers”), pursuant to which the Company received aggregate gross proceeds of $1,325,000.00 pursuant to which it sold:

Six (6) Convertible Promissory Notes of the Company. Two in the principal amount of $275,000, one for $550,000, one for $137,500, and two for $110,000 (each a “Note” and collectively the “Notes”) (the Notes were sold at a 10% original issue discount and the Company received an aggregate total of $1,242,500 in funds thereunder after debt issuance costs of $82,500). The principal amount due under the note is $1,457,500. The Notes and accrued interest are convertible into shares of common stock of the Company (the “Common Stock”) beginning six (6) months from the date of execution, at a conversion price of $0.15 per share. The maturity date of the first Note is August 15, 2016, and the maturity date of the second Note is August 28, 2016. The third Note has a maturity date of September 14, 2016 the fourth has a maturity date of September 26, 2016, the fifth is October 29, 2016 and the sixth is October 20, 2016. The Notes bear interest on the unpaid principal amount at the rate of five percent (5%) per annum from the date of issuance until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Notwithstanding the foregoing, upon the occurrence of an Event of Default as defined in such Note, a “Default Amount” equal to the sum of (i) the Principal Amount, together with accrued interest due thereon through the date of payment payable at the Holder’s option in cash or Common Stock and (ii) an additional amount equal to the Principal Amount payable at the Company’s option in cash or Common Stock. For purposes of payments in Common Stock, the following conversion formula shall apply: the Conversion Price shall be the lower of: (i) the Fixed Conversion Price ($0.15) or (ii) 60% multiplied by the volume weighted average price of the Common Stock during the ten (10) consecutive Trading Days immediately prior to the later of the Event of Default or the end of the applicable cure period. Certain other conversion rates apply in the event of the sale or merger of the Company, default and other defined events.

The Company may prepay the Notes at any time on the terms set forth in the Notes at the rate of 115% of the then outstanding balance of the Notes. Under the terms of the Notes, the Company shall not effect certain corporate and business actions during the term of the Notes, although some may be done with proper notice. Pursuant to the Purchase Agreement, with certain exceptions, the Note holder has a right of participation during the term of the Notes; additionally, the Company granted the Note holder registration rights for the shares of Common Stock underlying the Notes pursuant to Registration Rights Agreements.

In addition, the Company issued:

1.
A Common Stock Purchase Warrant to each Buyer, which allows the first two Buyers to purchase 600,000 shares of common stock each and the third Buyer to purchase 125,000 shares of common stock and the placement agent to purchase 483,333 shares of common stock (aggregating 1,808,333 shares of the Company at an exercise price of $0.30 and

2.	4,337,500 restricted shares of Common Stock to the Buyers.

Line of Credit Convertible Debenture

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

During the year ended December 31, 2013, the Company borrowed $448,475 pursuant to the LOC Convertible Debenture. The LOC Convertible Debenture contained a Beneficial Conversion Feature of $98,335, which was included in the balance sheet at December 31, 2013 as a discount to the related debt security and accreted as non-cash interest expense over the expected term of the loan using the effective interest method.

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

During the nine months ended September 30, 2015, the Company borrowed $114 under the LOC Convertible Debenture. The $114 borrowed under the LOC Convertible Debenture along with the accrued interest resulted in a beneficial conversion feature of $6,275. As of September 30, 2015, the Company owed a balance of $424,192 in principal amount under the LOC Convertible Debenture and there was approximately $1.6 million remaining on the line of credit and available to use.

Cash Flows

For the nine months ended September 30, 2015, cash used in operating activities was $786,012, consisting primarily of the net loss for the period of $3,224,778, which was partially offset by non-cash stock-based compensation expense of $831,807, common stock, stock units and stock options issued for services of $457,186 and amortization of debt discount of $539,206. Additionally, working capital changes consisted of cash increases of $123,372 related to a decrease in accounts receivable from cash collections from customers, $233,558 related to an increase in accounts payable and accrued expenses.

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

As of September 30, 2015, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of expanding its financial and accounting department to maintain the effectiveness of its internal controls due to the accounting complexities of the recent financing transactions.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company may be a party to legal proceedings. The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ended September 30 2015, the Company issued 2,715,000 shares of its common stock valued at $81,900 in exchange for investor relations services under the Company’s existing investor relations agreements with a third parties.

On March 12, 2015, the Company entered into an amendment agreement with the holder of the February 2014 Convertible Debenture. Pursuant to the Agreement, the maturity date of the Debenture was amended from March 13, 2015 to September 13, 2015. In connection with the execution of the Agreement, the Company issued 250,000 shares of the Company’s common stock valued at $25,659. In addition, the warrants that were issued in February, 2014 were amended and restated and a debt cancelation expense of $32,500 was recorded.

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

Innovus Pharmaceuticals, Inc.
(Registrant)

Dated: November 16, 2015	/s/ Bassam Damaj
Bassam Damaj, President and Chief
Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description
4.1	Vista Note Amendment, dated July 30, 2015 (incorporated by reference to item 4.1 to the Company's Form 8-K filed on August 3, 2015)
4.2	Form of Securities Purchase Agreement, dated July 15, 2015 (incorporated by reference to item 4.2 to the Company's Form 8-K filed on August 3, 2015)
4.3	Form of Convertible Promissory Note, dated July 15, 2015 (incorporated by reference to item 4.3 to the Company's Form 8-K filed on August 3, 2015)
4.4	Form of Common Stock Purchase Warrant Agreement, dated July 15, 2015 (incorporated by reference to item 4.4 to the Company's Form 8-K filed on August 3, 2015)
4.5	Form of Registration Rights Agreement, dated July 15, 2015 (incorporated by reference to item 4.5 to the Company's Form 8-K filed on August 3, 2015)
4.6	Share Issuance Agreement, dated July 27, 2015 (incorporated by reference to item 4.6 to the Company's Form 8-K filed on August 3, 2015)
4.7	Form of Securities Purchase Agreement, dated August 25, 2015 (incorporated by reference to item 4.1 to the Company’s Form 8-K, filed on September 2, 2015).
4.8	Form of Convertible Promissory Note, date August 25, 2015 (incorporated by reference to item 4.2 to the Company’s Form 8-K, filed on September 2, 2015.
4.9	Form of Common Stock Purchase Warrant Agreement, dated August 25, 2015 (incorporated by reference to item 4.3 to the Company’s Form 8-K, filed on September 2, 2015).
4.10	Form of Registration Rights Agreement, dated August 25, 2015 (incorporated by reference to item 4.4 to the Company’s Form 8-K, filed on September 2, 2015).
4.11	Form of Share Issuance Agreement, dated August 27, 2015 (incorporated by reference to item 4.5 to the Company’s Form 8-K, filed on September 2, 2015).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language of such filing.