Form 10-Q
period 2016-03-31
INNOVUS PHARMACEUTICALS, INC.
filed 2016-05-16
CIK 1411879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2016
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Outstanding Shares
As of May 13, 2016, the registrant had 73,181,737 shares of common stock outstanding.

-i-

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS

CURRENT ASSETS
Cash	$32,553	$55,901
Accounts receivable, net	45,181	83,097
Prepaid expenses	28,170	53,278
Inventories	272,430	254,443
Total Current Assets	378,334	446,719

PROPERTY AND EQUIPMENT, NET	37,980	35,101

OTHER ASSETS
Security deposits	14,958	14,958
Goodwill	549,368	549,368
Intangible assets, net	5,757,736	5,300,859
TOTAL ASSETS	$6,738,376	$6,347,005

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$861,772	$691,365
Deferred revenue and customer deposits	7,754	24,079
Accrued interest payable	109,790	79,113
Short-term loans payable	137,731	230,351
Derivative liabilities – embedded conversion feature	380,385	301,779
Derivative liabilities – warrants	296,593	432,793
Contingent consideration	320,063	-
Current portion of note payable and non-convertible debenture, net of debt discount of $3,750 and $0, respectively	320,467	73,200
Line of credit convertible debenture and non-convertible debenture – related parties, net of debt discount of $9,282 and $17,720, respectively	357,410	391,472
Convertible debentures, net of debt discount of $690,021 and $1,050,041, respectively	767,479	407,459
Total Current Liabilities	3,559,444	2,631,611

NON-CURRENT LIABILITIES
Accrued compensation – less current portion	906,928	906,928
Note payable and non-convertible debenture, net of current portion and debt discount of $3,281 and $0, respectively	277,028	-
Line of credit convertible debenture and non-convertible debentures – related parties, net of current portion	25,000	25,000
Contingent consideration – less current portion	3,229,804	3,229,804
Total Non-Current Liabilities	4,438,760	4,161,732

TOTAL LIABILITIES	7,998,204	6,793,343

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common stock: 150,000,000 shares authorized, at $0.001 par value, 67,553,291 and 47,141,230 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	67,553	47,141
Additional paid-in capital	15,662,183	14,941,116
Accumulated deficit	(16,989,564)	(15,434,595)
Total Stockholders' Deficit	(1,259,828)	(446,338)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,738,376	$6,347,005

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2016	2015
NET REVENUES:
Product sales, net	$224,463	$196,852
License revenues	1,000	-
Net Revenues	225,463	196,852

OPERATING EXPENSES:
Cost of product sales	120,123	76,420
General and administrative	1,323,233	1,448,002
Total Operating Expenses	1,443,356	1,524,422

LOSS FROM OPERATIONS	(1,217,893)	(1,327,570)

OTHER INCOME AND (EXPENSES)
Interest expense	(396,435)	(173,882)
Change in fair value of derivative liabilities	57,594	32,194
Other income	1,765	-
Loss on extinguishment of debt	-	(32,500)
Total Other Expense, Net	(337,076)	(174,188)

NET LOSS	$(1,554,969)	$(1,501,758)

NET LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING – BASIC AND DILUTED	68,373,226	34,970,677

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(1,554,969)	$(1,501,758)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,686	9,053
Allowance for doubtful accounts	5,708	-
Common stock, restricted stock units and stock options issued for services and board compensation	739,646	895,071
Loss on extinguishment of debt	-	32,500
Imputed interest on contingent consideration	5,584	-
Change in fair value of derivative liabilities	(57,594)	(32,194)
Amortization of debt discount	370,760	138,899
Amortization of intangible assets	157,602	92,346
Changes in operating assets and liabilities, net of acquisition amounts
Accounts receivable	32,208	110,453
Prepaid expenses	25,108	(19,286)
Security deposits	-	6,961
Inventories	(17,987)	(6,631)
Accounts payable and accrued expenses	170,407	157,352
Accrued interest payable	30,677	33,107
Deferred revenue and customer deposits	(16,325)	(7,638)
Net Cash Used In Operating Activities	(105,489)	(91,765)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property & equipment	(6,565)	(9,537)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of line of credit convertible debenture – related party	(42,500)	-
Proceeds from short-term loans payable	10,300	-
Payments on short-term loans payable	(102,920)	-
Proceeds from note payable and convertible debentures	242,500	100,000
Payments on note payable	(18,674)	-
Proceeds from non-convertible debentures - related party	-	50,000
Net Cash Provided By Financing Activities	88,706	150,000

NET CHANGE IN CASH	(23,348)	48,698

CASH AT BEGINNING OF PERIOD	55,901	7,479

CASH AT END OF PERIOD	$32,553	$56,177

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$9,535	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable	$-	$92,000
Common stock issued for acquisition	$-	$2,071,625
Fair value of the contingent consideration for acquisition	$314,479	$2,905,425
Proceeds from note payable paid to seller in connection with acquisition	$300,000	$-
Deferred financing costs paid with proceeds from note payable	$7,500	$-
Issuance of shares of common stock for vested restricted stock units	$17,297	$-
Return of shares of common stock related to license agreement	$-	$38,000
Common stock issued in connection with debt amendment	$-	$25,659
Fair value of beneficial conversion feature on line of credit convertible debenture – related party	$1,833	$2,034

See accompanying notes to these condensed consolidated financial statements.

 INNOVUS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

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

We currently market 13 products in the United States and six in multiple countries around the world through our commercial partners: (a) BTH(R) Testosterone Booster, (b) BTH(R) Human Growth Agent, (c) Zestra(R) for female arousal and (d) EjectDelay(R) for premature ejaculation and has an additional five marketed products in this space, including (e) Sensum+(R) for the indication of reduced penile sensitivity, (for sales outside the U.S. only), (f) Zestra Glide(R), (g)Vesele(R) for promoting sexual and cognitive health, (i) Androferti(R) (in the US and Canada) to support overall male reproductive health and sperm quality, (j) BTH Vision Formula, (k) BTH Blood Sugar, among others While we generate revenue from the sale of our six products, most revenue is currently generated by BTH(R) Testosterone Booster; Zestra(R), Zestra(R) Glide, EjectDelay(R) and Sensum +(R).

Pipeline Products

Fluticare(TM) (Fluticasone propionate nasal spray). Innovus acquired the worldwide rights to market and sell the Fluticare(TM) brand (Fluticasone propionate nasal spray) and the related manufacturing agreement from Novalere FP in February 2015, the Over The Counter (“OTC”) Abbreviated New Drug Application (“ANDA”) filed at the end of 2014 by the manufacturer with the U.S. Food and Drug Administration (“FDA”) which, subject to FDA approval, may allow the Company to market and sell Fluticare(TM) over-the-counter. An ANDA is an application for a U.S. generic drug approval for an existing licensed medication or approved drug.

Urocis(R) XR. On October 27, 2015, the Company entered into an exclusive distribution agreement with Laboratorios Q Pharma (Spain) to distribute and commercialize Urocis(R) XR in the US and Canada. Urocis(R) XR  is a proprietary extended release of Vaccinium Marcocarpon (cranberry) shown to provide 24 hour coverage in the body to increase compliance of the use of the product to get full benefit.

AndroVit(R). On October 27, 2015, the Company entered into an exclusive distribution agreement with Laboratorios Q Pharma (Spain) to distribute and commercialize AndroVit(R) in the US and Canada. AndroVit(R) is a proprietary supplement to support overall prostate and male sexual health currently marketed in Europe.  AndroVit(R) was specifically formulated with ingredients known to support the normal prostate health and vitality and male sexual health.

Change in Accounting Principle

On January 1, 2016, the Company retrospectively adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs be presented as a direct reduction from the carrying amount of debt. As a result of the adoption of this ASU, the condensed consolidated balance sheet at December 31, 2015 was adjusted to reflect the reclassification of $97,577 from deferred financing costs, net to convertible debentures, net.  The adoption of this ASU did not have an impact on the Company’s condensed consolidated results of operations.

Basis of Presentation and Principles of Consolidation

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries: FasTrack Pharmaceuticals, Inc., Semprae Laboratories, Inc. (“Semprae”) and Novalere, Inc. (“Novalere”). All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the period ended March 31, 2016, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016 or for any future period.  Certain items have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include the allowance for doubtful accounts and sales return adjustments, realizability of inventories, valuation of deferred tax assets, goodwill and intangible assets, valuation of contingent acquisition considerations, recoverability of long-lived assets and goodwill, fair value of derivative liabilities and the valuation of equity-based instruments and beneficial conversion features. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Liquidity

The Company’s operations have been financed primarily through advances from officers, directors and related parties, outside capital, revenues generated from the launch of its products and commercial partnerships signed for the sale and distribution of its products domestically and internationally. These funds have provided the Company with the resources to operate its business, sell and support its products, attract and retain key personnel and add new products to its portfolio. The Company has experienced net losses and negative cash flows from operations each year since its inception.  As of March 31, 2016, the Company had an accumulated deficit of $16,989,564 and a working capital deficit of $3,181,110.

The Company has raised funds through the issuance of debt and the sale of common stock. The Company has also issued equity instruments in certain circumstances to pay for services from vendors and consultants. For the three months ended March 31, 2016, the Company raised $550,000 in funds from a note payable with net proceeds of $242,500 to the Company, which was used to pay for the asset acquisition of Beyond Human, LLC (see Note 5), a Texas limited liability company (“Beyond Human”) and for working capital purposes.  In addition, the Company has raised $74,000 from the issuance of a note payable to two investors subsequent to March 31, 2016 (see Note 10).

As of March 31, 2016, we had $32,553 in cash, approximately $1.6 million in cash available for use under the line of credit convertible debenture with our Chief Executive Officer (“CEO”) and $45,181 in net accounts receivable. The Company expects that its existing capital resources, revenues from sales of its products and upcoming sales milestone payments from the commercial partners signed for its products, along with the funds currently available for use under the line of credit convertible debenture with our CEO and equity instruments available to pay certain vendors and consultants will be sufficient to allow the Company to continue its operations, commence the product development process and launch selected  products through at least the next 12 months. In addition, the Company’s CEO, who is also a major shareholder, has deferred the payment of his salary earned thru March 31, 2016 and plans to continue to do so for 2016, if needed. He is also able to extend the maturity date of the line of credit, if needed. The Company’s actual needs will depend on numerous factors, including timing of introducing its products to the marketplace, its ability to attract additional ex-US distributors for its products and its ability to in-license in non-partnered territories and/or develop new product candidates. The Company may also seek to raise capital, debt or equity from outside sources to pay for further expansion and development of its business and to meet current obligations. Such capital may not be available to the Company when it needs it on terms acceptable to the Company, if at all.

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

Fair Value Measurement

The Company’s financial instruments are cash, accounts receivable, accounts payable, accrued liabilities, derivative liabilities and debt. The recorded values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature.  The recorded fair value of the convertible debentures, net of debt discount, is based upon the relative fair value calculation of the common stock and warrants issued in connection with the convertible debentures and the fair value of the embedded conversion features. The fair values of the warrant derivative liabilities and embedded conversion feature derivative liabilities are based upon the Black Scholes Option Pricing Model (“Black-Scholes”) and the Path-Dependent Monte Carlo simulation model calculations and are a level 3 measurement (see Note 9). The fair value of the contingent acquisition consideration is based upon the present value of expected future payments under the terms of the agreements and is a level 3 measurement (see Note 3).  Based on borrowing rates currently available to the Company, the carrying values of the notes payable and convertible debentures approximate their respective fair values.  The difference between the fair value and recorded values of the related-party notes payable and convertible debentures is not significant.

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

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. Cash held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Accounts receivable consist primarily of online sales of our Zestra and Beyond Human line of products, U.S. based retailers and Ex-U.S. partners. The Company also requires a percentage of payment in advance for product orders with its larger partners. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Revenues consist primarily of product sales and licensing rights to market and commercialize our products.  The Company had one major customer that accounted for 10% of its total net revenues during the three months ended March 31, 2016. Two customers accounted for 39% and 19%, respectively, of total gross accounts receivable as of March 31, 2016. The Company had two major customers that accounted for 25% and 17%, respectively, of its total net revenues during the three months ended March 31, 2015. Two customers accounted for 19% and 54%, respectively, of gross accounts receivable as of December 31, 2015.

Over 90% of our sales are currently within the United States and Canada. The balance of the sales are to various other countries, none of which is 10 percent or greater.

Concentration of Suppliers

The Company has manufacturing relationships with a number of vendors or manufacturers for its products including: Sensum+(R), EjectDelay(R), Vesele(R), Androferti(R),the Zestra(R) and Beyond Human lines of products. Pursuant to these relationships, the Company purchases products through purchase orders with its manufacturers.

Inventories

Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory is shown net of obsolescence, determined based on shelf life or potential product replacement.

Deferred Financing Costs / Debt Issuance Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible debentures during the third quarter of the year ended December 31, 2015 and the note payable during the three months ended March 31, 2016. Debt issuance costs related to the issuance of the convertible debentures and note payable are recorded as a reduction to the debt balances in the accompanying condensed consolidated balance sheets.  The debt issuance costs are being amortized to interest expense over the term of the financing instruments using the effective interest method.

Intangible Assets

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years. The useful life of the intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.

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

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of relevant revenue or other targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration or the occurrence of events that cause results to differ from our estimates or assumptions could have a material effect on the condensed consolidated statements of operations, financial position and cash flows in the period of the change in the estimate.

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicates an impairment may have occurred, by comparing its reporting unit's carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The goodwill was recorded as part of the acquisition of Semprae that occurred on December 24, 2013, and the acquisition of Novalere that occurred on February 5, 2015. There was no impairment of goodwill for the three months ended March 31, 2016 and 2015.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement with the relevant tax authority. There were no uncertain tax positions at March 31, 2016 and December 31, 2015.

Revenue Recognition and Deferred Revenue

The Company generates revenues from product sales and the licensing of the rights to market and commercialize its products.

The Company recognizes revenue in accordance with FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) title to the product has passed or services have been rendered; (3) price to the buyer is fixed or determinable and (4) collectability is reasonably assured.

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

The estimated reserve for sales returns and allowances, which is included in accounts receivable, was approximately $5,000 at March 31, 2016 and December 31, 2015.

Cost of Product Sales

Cost of product sales includes the cost of inventory, royalties and inventory reserves. The Company is required to make royalty payments based upon the net sales of three of its marketed products, Zestra(R), Sensum+(R) and Vesele(R).

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. FASB ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the three months ended March 31, 2016 and 2015 have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures, are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock-based compensation expense are recorded.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period presented. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three months ended March 31, 2016 and 2015, basic net loss per share is the same as diluted net loss per share as a result of the Company’s common stock equivalents being anti-dilutive.  See Note 8 for more details.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. Management is currently assessing the impact the adoption of ASU 2016-09 will have on our condensed consolidated financial statements.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach.  Management is currently assessing the impact the adoption of ASU 2016-02 will have on our condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS) and are effective for fiscal years after December 15, 2016, including interim periods within those annual periods. Management is currently assessing the impact the adoption of ASU 2015-17 will have on our condensed consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively adjust the consolidated financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Measurement period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior-period information had been revised. The guidance is effective for annual periods beginning after December 15, 2015 and is to be applied prospectively to adjustments of provisional amounts that occur after the effective date. Early application is permitted. The adoption of this ASU during the three months ended March 31, 2016 did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU 2014-15 describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the consolidated financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The ASU 2014-15 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted. The Company is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Company’s condensed consolidated financial position or results of operation.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date by one year for public entities and others. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017 for public business entities, certain not-for-profit entities, and certain employee benefit plans. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management has not selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.

NOTE 2 – LICENSE AGREEMENTS

Sothema Laboratories Agreement

On September 23, 2014, the Company entered into an exclusive license agreement with Sothema Laboratories, SARL, a Moroccan publicly traded company (“Sothema”), under which Innovus granted to Sothema an exclusive license to market and sell Innovus’ topical treatment for Female Sexual Interest/Arousal Disorder (“FSI/AD”) (based on the latest Canadian approval of the indication), Zestra(R) and its high viscosity low osmolality water-based lubricant Zestra Glide(R) in the North African countries of Egypt, Morocco, Algeria, Tunisia and Libya, the Middle Eastern countries of Iraq, Jordan, Saudi Arabia and the United Arab Emirates and the West African countries of Benin, Burkina Faso, Cape Verde, Gambia, Ghana, Guinea, Guinea-Bissau, Ivory Coast, Liberia, Mali, Niger, Nigeria, Senegal, Sierra Leone and Togo (collectively the “Territory”).

Under the agreement, Innovus received an upfront payment and is eligible to receive up to approximately $171 million dollars upon and subject to the achievement of sales milestones based on cumulative supplied units of the licensed products in the Territory, plus a pre-negotiated transfer price per unit.

Pursuant to the guidance in ASC 605-28, Milestone Method, the milestones are considered substantive. The milestones enhance the value of the products and are the result of the Company’s past efforts. The milestones are reasonable relative to all of the deliverables. The Company will recognize the revenue from the milestone payments when the cumulative supplied units volume is met. During the three months ended March 31, 2016 and 2015, the Company recognized $9,000 and $50,000, respectively, in revenue for the sales of products related to this agreement, and no revenue was recognized for the sales milestones of the agreement.  We believe the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future milestones.

Orimed Pharma Agreement

On September 18, 2014, the Company entered into an exclusive license agreement with Orimed Pharma (“Orimed”), an affiliate of JAMP Pharma, under which Innovus granted to Orimed an exclusive license to market and sell in Canada, Innovus’ (a) topical treatment for FSI/AD, Zestra(R), (b) topical treatment for premature ejaculation, EjectDelay(R), (c) product Sensum+(TM) to increase penile sensitivity and (d) high viscosity low osmolality water-based lubricant, Zestra Glide(R).

Under the agreement, Innovus received an upfront payment and is eligible to receive up to approximately CN $94.5 million ($75.3 million USD based on March 31, 2016 exchange rate) upon and subject to the achievement of sales milestones based on cumulative gross sales in Canada by Orimed plus certain double-digit tiered royalties based on Orimed’s cumulative net sales in Canada.

Pursuant to the guidance in ASC 605-28, Milestone Method, the milestones and quarterly royalty payments are considered substantive. The milestones enhance the value of the products and are the result of the Company’s past efforts. The milestones are reasonable relative to all of the deliverables. The Company will recognize the revenue from the milestone payments when the cumulative gross sales volume is met.  The Company will recognize the revenue from the royalty payments on a quarterly basis when the cumulative net sales have been met.  During the three months ended March 31, 2016 and 2015, the Company recognized $56,103 and $0, respectively, in revenue for the sales of products related to this agreement, and no revenue was recognized for the sales milestones of the agreement. We believe the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future milestones.

NOTE 3 – BUSINESS AND ASSET ACQUISITIONS

Acquisition of Assets of Beyond Human in 2016

On February 8, 2016, we entered into an Asset Purchase Agreement (“APA”), pursuant to which Innovus agreed to purchase substantially all of the assets of Beyond Human (the “Acquisition”) for a total cash payment of up to $662,500 (the “Purchase Price”). The Purchase Price is payable in the following manner:  (1) $300,000 in cash at the closing of the Acquisition (the “Initial Payment”), (2) $100,000 in cash four months from the closing upon the occurrence of certain milestones as described in the APA, (3) $100,000 in cash eight months from the closing upon the occurrence of certain milestones as described in the APA, and (4) $130,000 in cash in twelve months from the closing upon the occurrence of certain milestones as described in the APA.  An additional $32,500 in cash is due if certain milestones occur twelve months from closing.  The transaction closed on March 1, 2016.

The fair value of the contingent consideration is based on preliminary cash flow projections and other assumptions for the milestone payments and future changes in the estimate of such contingent consideration will be recognized as a charge to operations expense.  The amortization of imputed interest on the contingent consideration is recorded to interest expense in the accompanying condensed consolidated statement of operations.

The total purchase price is summarized as follows:
Cash consideration	$300,000
Fair value of future earn out payments	314,479
Total	$614,479

The Company has preliminary recorded the purchase price of $614,479 as an intangible asset during the three months ended March 31, 2016 for the trademarks and domain names associated with the Beyond Human products acquired.  The identifiable intangible assets are being amortized over their estimated useful lives of five years.

The purchase price allocation is subject to completion of our analysis of the fair value of the assets acquired from Beyond Human as of the date of the acquisition. These adjustments could be material. The final valuation is expected to be completed as soon as practicable but no later than one year from the closing of the transaction. The establishment of the fair value of the contingent consideration, and the allocation to identifiable intangible assets requires the extensive use of accounting estimates and management judgment. The fair values assigned to the assets acquired are based on estimates and assumptions from data currently available. As of March 31, 2016, the estimated fair value of the contingent consideration was $320,063 and the Company recorded imputed interest expense of $5,584 during the three months ended March 31, 2016.
Supplemental Pro Forma Information for Acquisition of Assets of Beyond Human (unaudited)

The following unaudited supplemental pro forma information for the three months ended March 31, 2016 and 2015, assumes the asset acquisition of Beyond Human had occurred as of January 1, 2016 and 2015, giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of Beyond Human been operated as part of the Company since January 1, 2016 and 2015.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	As Reported	Pro Forma (unaudited)	As Reported	Pro Forma (unaudited)
Net revenues	$225,463	$275,101	$196,852	$745,109
Net loss	$(1,554,969)	$(1,568,005)	$(1,501,758)	$(1,533,296)
Net loss per share of common stock – basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Weighted average number of shares outstanding – basic and diluted	68,373,226	68,373,226	34,970,677	34,970,677

The acquisition of the assets of Beyond Human was not individually significant and the Company incurred approximately $70,000 in expenses related to the Acquisition.

Acquisition of Novalere in 2015

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

With the Merger, the Company acquired the worldwide rights to market and sell the Fluticare(TM) brand (Fluticasone propionate nasal spray) and the related manufacturing agreement from Novalere FP. The Company currently anticipates that the Abbreviated New Drug Application (“ANDA”) filed in November 2014 by the manufacturer with the U.S. Food and Drug Administration (“FDA”) may be approved in the first half of 2016, which, when and if approved, may allow the Company to market and sell Fluticare(TM) over the counter. An ANDA is an application for a U.S. generic drug approval for an existing licensed medication or approved drug.

Under the terms of the Merger Agreement, at the Closing Date, the Novalere Stockholders received 50% of the Consideration Shares (the “Closing Consideration Shares”) and the remaining 50% of the Consideration Shares (the “ANDA Consideration Shares”) will be delivered only if an ANDA of Fluticasone Propionate Nasal Spray of Novalere Manufacturing Partners (the “Target Product”) is approved by the FDA (the “ANDA Approval”). A portion of the Closing Consideration Shares and, if ANDA Approval is obtained prior to the 18 month anniversary of the Closing Date, a portion of the ANDA Consideration Shares, will be held in escrow for a period of 18 months from the Closing Date to be applied towards any indemnification claims by the Company pursuant to the Merger Agreement.

In addition, the Novalere Stockholders are entitled to receive, if and when earned, earn-out payments (the “Earn-Out Payments”). For every $5 million in Net Revenue (as defined in the Merger Agreement) realized from the sales of Fluticare(TM) , the Novalere Stockholders will be entitled to receive, on a pro rata basis, $500,000, subject to cumulative maximum Earn-Out Payments of $2.5 million.

The closing price of the Company’s common stock on the Closing Date was $0.20 per share. The Company issued 12,947,657 Closing Consideration Shares of its common stock at the Closing Date, the fair market value of the Closing Consideration Shares was $2,071,625 as of the Closing Date. 12,280,796 shares were placed in escrow to cover any potential claims that the Company might have with respect to disclosures made by Novalere.
The establishment of the fair value of the consideration for a Merger, and the allocation to identifiable tangible and intangible assets and liabilities, requires the extensive use of accounting estimates and management judgment. The fair values assigned to the assets acquired and liabilities assumed were based on estimates and assumptions. There has been no change to the estimated fair value of the contingent consideration of $2,905,425 through March 31, 2016.

Supplemental Pro Forma Information for Acquisition of Novalere (unaudited)

The following unaudited supplemental pro forma information for the three months ended March 31, 2015, assumes the acquisition of Novalere had occurred as of January 1, 2015, giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Novalere been operated as part of the Company since January 1, 2015.

	Three Months Ended March 31, 2015
	As Reported	Pro Forma (unaudited)
Net revenues	$196,852	$196,852
Net loss	$(1,501,758)	$(1,817,888)
Net loss per share of common stock – basic and diluted	$(0.04)	$(0.04)
Weighted average number of shares outstanding – basic and diluted	34,970,677	47,918,334

Purchase of Semprae Laboratories, Inc. in 2013

On December 24, 2013 (the “Semprae Closing Date”), the Company, through Merger Sub obtained 100% of the outstanding shares of Semprae in exchange for the issuance of 3,201,776 shares of the Company’s common stock, which shares represented fifteen percent (15%) of the total issued and outstanding shares of the Company as of the close of business on the Closing Date, whereupon Merger Sub was renamed Semprae Laboratories, Inc. Also, the Company agreed to pay $343,500 to the New Jersey Economic Development Authority (“NJEDA”) as settlement-in full for an outstanding loan of approximately $640,000 owed by the former stockholder’s of Semprae, in full satisfaction of the obligation to the NJEDA. In addition, the Company agreed to pay the former shareholders an annual royalty (“Royalty”) equal to five percent (5%) of the net sales from Zestra(R) and Zestra(R) Glide and any second generation products derived primarily therefrom (“Target Products”) up until the time that a generic version of such Target Product is introduced worldwide by a third party.

The agreement to pay the annual Royalty resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the consolidated statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the Royalty was determined to be $308,273 at the date of acquisition. The fair value of the Royalty was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 40% commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. During the three months ended March 31, 2016 and 2015 no amounts were paid under this arrangement.  There were no changes in the fair value of the expected royalties to be paid during the three months ended March 31, 2016 and 2015. The fair value of contingent consideration was $324,379 at March 31, 2016 and December 31, 2015, based on the new estimated fair value of the consideration, net of the amounts to be returned to the Company as discussed above.

NOTE 4 – ASSETS

Inventories

Inventories consist of the following:

	March 31,	December 31,
	2016	2015
Raw materials and supplies	$4,545	$77,649
Work in process	-	90,540
Finished goods	267,885	86,254
Total	$272,430	$254,443

Intangible Assets

Amortizable intangible assets consist of the following:

	March 31, 2016
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$1,032,076	$(73,738)	$958,338	5 - 15
Customer Contracts	611,119	(142,594)	468,525	10
Sensum+(R) License (from CRI)	234,545	(66,418)	168,127	10
Vesele(R) trademark	25,287	(4,676)	20,611	8
Novalere Mfg. Contract	4,681,000	(538,865)	4,142,135	10
Total	$6,584,027	$(826,291)	$5,757,736

	December 31, 2015
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$417,597	$(57,593)	$360,004	7 - 15
Customer Contracts	611,119	(127,316)	483,803	10
Sensum+(R) License (from CRI)	234,545	(60,554)	173,991	10
Vesele(R) trademark	25,287	(3,886)	21,401	8
Novalere Mfg. Contract	4,681,000	(419,340)	4,261,660	10
Total	$5,969,548	$(668,689)	$5,300,859

Amortization expense for the three months ended March 31, 2016 and 2015 was $157,602 and $92,346, respectively. The following table summarizes the approximate expected future amortization expense as of March 31, 2016 for intangible assets:

Remainder of 2016	$488,000
2017	651,000
2018	651,000
2019	651,000
2020	651,000
Thereafter	2,666,000
$5,758,000

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE DEBENTURES – NON-RELATED PARTIES

Short-Term Loans Payable

Included in this amount is $134,630 of short-term non-convertible financings and $3,101 to finance our business insurance premiums. The short-term non-convertible financings are from three funding sources and all balances are guaranteed by the Company’s CEO.

Notes Payable and Non-Convertible Debentures

The following table summarizes the outstanding notes payable and non-convertible debentures at March 31, 2016 and December 31, 2015:

	2016	2015
Notes payable and non-convertible debentures:
February 2016 Note Payable	$531,326	$-
July 2015 Debenture (Amended August 2014 Debenture)	73,200	73,200
Total notes payable and convertible debentures	604,526	73,200
Less: Debt discount	(7,031)	-
Carrying value	597,495	73,200
Less: Current portion	(320,467)	(73,200)
Notes payable and convertible debentures, net of current portion	$277,028	$-

The following table summarizes the future minimum payments as of March 31, 2016 for the notes payable and non-convertible debentures:

Remainder of 2016	$256,529
2017	293,013
2018	54,984
$604,526

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

February 2016 Note Payable

On February 24, 2016, the Company and SBI Investments, LLC, 2014-1 (“SBI”) entered into a closing statement in which SBI loaned the Company gross proceeds of $550,000 pursuant to a purchase agreement, 20% secured promissory note and security agreement (“February 2016 Note Payable”), all dated February 19, 2016 (collectively, the “Finance Agreements”), to purchase substantially all of the assets of Beyond Human (see Note 3).  Of the $550,000 gross proceeds, $300,000 was paid into an escrow account held by a third party bank and was released to Beyond Human upon closing of the transaction, $242,500 was provided directly to the Company for use in building the Beyond Human business and $7,500 was provided for attorneys’ fees.  The attorneys’ fees were recorded as a discount to the carrying value of the February 2016 Note Payable in accordance with ASU 2015-03.

Pursuant to the Finance Agreements, the principal amount of the February 2016 Note Payable is $550,000 and the interest rate thereon is 20% per annum.  The Company began to pay principal and interest on the February 2016 Note Payable on a monthly basis beginning on March 19, 2016 for a period of 24 months and the monthly mandatory principal and interest payment amount thereunder is $28,209. The monthly amount shall be paid by the Company through a deposit account control agreement with a third party bank in which SBI shall be permitted to take the monthly mandatory payment amount from all revenues received by the Company from the Beyond Human assets in the transaction.  The maturity date for the February 2016 Note Payable is February 19, 2018.

The February 2016 Note Payable is secured by SBI through a first priority secured interest in all of the Beyond Human assets acquired by the Company in the transaction including all revenue received by the Company from these assets.

Interest Expense

The Company recognized interest expense on the short-term loans payable and non-related party note payable and convertible debenture of $11,365 and $19,603 for the three months ended March 31, 2016 and 2015, respectively.  Amortization of the debt discount to interest expense during the three months ended March 31, 2016 and 2015 totaled $469 and $123,127, respectively.

Convertible Debentures - Third Quarter 2015 Financing

The following table summarizes the outstanding Third Quarter 2015 Convertible Debentures at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Investor 1 - July 27, 2015	$500,000	$500,000
Investor 1 - September 30, 2015	100,000	100,000
Investor 2 - August 25, 2015	500,000	500,000
Investor 2 - September 21, 2015	100,000	100,000
Investor 3 – August 27, 2015	125,000	125,000
Sub-total of gross proceeds received	1,325,000	1,325,000
Plus: Original issue discount (10%)	132,500	132,500
Face amount	1,457,500	1,457,500
Less: Debt discount	(690,021)	(1,050,041)
Carrying value	767,479	407,459
Less: Current portion	(767,479)	(407,459)
Convertible debentures – long-term	$-	$-

In the third quarter of 2015, the Company entered into Securities Purchase Agreements with three (3) accredited investors (the “Buyers”), pursuant to which the Company received aggregate gross proceeds of $1,325,000 (net of OID) pursuant to which it sold:

Six (6) Convertible Promissory Notes of the Company. Two in the principal amount of $275,000, one for $550,000, one for $137,500, and two for $110,000 (each a “Q3 2015 Note” and collectively the “Q3 2015 Notes”) (the Q3 2015 Notes were sold at a 10% OID and the Company received an aggregate total of $1,242,500 in funds thereunder after debt issuance costs of $82,500). The principal amount due under the Q3 2015 Notes is $1,457,500. The Q3 2015 Notes and accrued interest are convertible into shares of common stock of the Company (the “Common Stock”) beginning six (6) months from the date of execution, at a conversion price of $0.15 per share, with certain adjustment provisions noted below. The maturity date of the first and second Q3 2015 Note is August 26, 2016. The third Q3 2015 Note has a maturity date of September 24, 2016 the fourth has a maturity date of September 26, 2016, the fifth is October 20, 2016 and the sixth is October 29, 2016. The Q3 2015 Notes bear interest on the unpaid principal amount at the rate of five percent (5%) per annum from the date of issuance until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Notwithstanding the foregoing, upon the occurrence of an Event of Default as defined in such Q3 2015 Note, a “Default Amount” equal to the sum of (i) the principal amount, together with accrued interest due thereon through the date of payment payable at the holder’s option in cash or common stock and (ii) an additional amount equal to the principal amount payable at the Company’s option in cash or common stock. For purposes of payments in common stock, the following conversion formula shall apply: the conversion price shall be the lower of: (i) the fixed conversion price ($0.15) or (ii) 60% multiplied by the volume weighted average price of the Company’s common stock during the ten consecutive trading days immediately prior to the later of the Event of Default or the end of the applicable cure period. Certain other conversion rates apply in the event of the sale or merger of the Company, default and other defined events. The embedded conversion feature of these notes contain anti-dilution protection, therefore, are treated as derivative instruments (see Note 9).

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

Interest Expense

The Company recognized interest expense on the Q3 2015 Notes of $18,168 for the three months ended March 31, 2016. The debt discount recorded for the Q3 2015 Notes is being amortized as interest expense over the term of the Q3 2015 using the effective interest method.  Total amortization of the debt discount on the Q3 2015 Notes to interest expense for the three months ended March 31, 2016 was $360,020.

NOTE 6 – DEBENTURES – RELATED PARTY

The following table summarizes the long-term outstanding debentures to a related party at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Line of credit convertible debenture – related party	$366,692	$409,192
2014 non-convertible debenture - related party	25,000	25,000
Total	391,692	434,192
Less : Debt discount	(9,282)	(17,720)
Carrying value	382,410	416,472
Less: Current portion	(357,410)	(391,472)
Total long-term debentures – related party	$25,000	$25,000

Line of Credit Convertible Debenture

In January 2013, the Company entered into a line of credit convertible debenture with its CEO (the “LOC Convertible Debenture”). Under the terms of its original issuance: (1) the Company could request to borrow up to a maximum principal amount of $250,000 from time to time; (2) amounts borrowed bore an annual interest rate of 8%; (3) the amounts borrowed plus accrued interest were payable in cash at the earlier of January 14, 2014 or when the Company completes a Financing, as defined, and (4) the holder had sole discretion to determine whether or not to make an advance upon the Company’s request.

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

On August 12, 2015, the principal amount that may be borrowed was increased to $2,000,000 and the automatic termination date described above was extended to October 1, 2016. The conversion price is $0.16 per share, 80% times the quoted market price of the Company’s common stock on the date of the amendment.

During the three months ended March 31, 2016 and 2015, the Company borrowed $0 and $113, respectively, under the LOC Convertible Debenture and it repaid $42,500 during 2016. The Company recorded a beneficial conversion feature of $1,833 for the three months ended March 31, 2016 and, as of March 31, 2016, the Company owed $366,692 in principal amount under the LOC Convertible Debenture and there was approximately $1.6 million remaining on the line of credit and available to use.

2014 Non-Convertible Note – Related Party

On January 29, 2014, the Company issued an 8% note, in the amount of $25,000, to the Company’s CEO. The principal amount and interest were payable on January 22, 2015. This note was amended to extend the maturity date until January 22, 2017. This note is still outstanding at March 31, 2016.

Interest Expense

The Company recognized interest expense on the outstanding debentures to a related party totaling $8,362 and $15,380 during the three months ended March 31, 2016 and 2015, respectively. Amortization of the debt discount to interest expense during the three months ended March 31, 2016 and 2015 totaled $10,271 and $15,772, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related Party Borrowings

There were several related party borrowings which are described in more detail in Note 6.

Accrued Compensation – Related Party

Accrued compensation includes accruals for employee wages and vacation pay. The components of accrued compensation as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Wages	$1,301,596	$1,178,909
Vacation	184,331	170,371
Payroll taxes on the above	102,957	93,510
Total	1,588,884	1,442,790
Classified as long-term	(906,928)	(906,928)
Accrued compensation	$681,956	$535,862

Accrued employee wages at March 31, 2016 and December 31 2015 are entirely related to wages owed to the Company’s CEO. Under the terms of his employment agreement, wages are to be accrued but no payment made for so long as payment of such salary would jeopardize the Company’s ability to continue as a going concern. The CEO started to receive salary in the third quarter of 2015. Under the third quarter 2015 financing agreement, salaries prior to January 1, 2015 cannot be repaid until the debentures are repaid in full or otherwise extinguished by conversion or other means and, accordingly, the accrued compensation is shown as a long-term liability.  As of March 31, 2016 and December 31, 2015, the remaining accrued compensation of $681,956 and $535,862, respectively, is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Capital Stock

The Company is authorized to issue 150,000,000 shares, all of which are common stock with a par value of $0.001 per share.

Issuances of Common Stock

On January 6, 2016, the Company entered into a consulting agreement with a third party pursuant to which the Company agreed to issue, over the term of the agreement, 900,000 shares of Company common stock in exchange for services to be rendered. During the three months ended March 31, 2016, the Company issued 225,000 shares under the agreement related to services provided and recognized the fair value of the shares issued of $15,750 in general and administrative expense in the accompanying condensed consolidated statement of operations.  The 225,000 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of the Company’s common stock on the date of vesting.

In January 2016, the Company issued 300,000 shares of common stock for services and recorded an expense of $17,000, which is included in general and administrative expense in the accompanying condensed consolidated statement of operations. The 300,000 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of the Company’s common stock on the date of vesting.

On February 10, 2016, the Company entered into an investor relations service agreement with a third party pursuant to which the Company agreed to issue, over the term of the agreement, 3,000,000 shares of Company common stock in exchange for services to be rendered. During the three months ended March 31, 2016, the Company issued 1,000,000 shares under the agreement related to services provided and recognized the fair value of the shares issued of $47,500 in general and administrative expense in the accompanying condensed consolidated statement of operations. The 1,000,000 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of the Company’s common stock on the date of vesting.

On February 19, 2016, the Company entered into a consulting agreement with a third party, pursuant to which the Company agreed to issue, over the term of the agreement, 1,750,000 shares of Company common stock in exchange for services to be rendered. During the three months ended March 31, 2016, the Company issued 1,375,000 shares under the agreement related to services provided in connection with the acquisition of Beyond Human (see Note 3) and recognized the fair value of the shares issued of $70,263 in general and administrative expense in the accompanying condensed consolidated statement of operations. The 1,375,000 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of the Company’s common stock on the date of vesting.

During the three months ended March 31, 2016, the Company issued 215,000 shares of common stock in connection with the Semprae merger transaction and recognized the fair value of the shares issued of $64,500 in general and administrative expense in the accompanying condensed consolidated statement of operations.

During the three months ended March 31, 2016, the Company issued 17,297,061 shares of common stock in exchange for vested restricted stock units.

2013 Equity Plan

The Company has issued common stock, restricted stock units and stock option awards to employees, non-executive directors and outside consultants under the 2013 Incentive Plan, which was approved by the Company’s Board of Directors in February of 2013. The 2013 Incentive Plan allows for the issuance of up to 10,000,000 shares of the Company’s common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The exercise price for all equity awards issued under the 2013 Incentive Plan is based on the fair market value of the common stock. Currently, because the Company’s common stock is quoted on the OTCQB, the fair market value of the common stock is equal to the last-sale price reported by the OTCQB as of the date of determination, or if there were no sales on such date, on the last date preceding such date on which a sale was reported. Generally, each vested stock unit entitles the recipient to receive one share of Company common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date. Restricted stock units can vest according to a schedule or immediately upon award. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards, and have a ten-year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based. As of March 31, 2016, 616,201 shares were available under this plan.

2014 Equity Plan

The Company has issued common stock, restricted stock units and stock option awards to employees, non-executive directors and outside consultants under the 2014 Incentive Plan, which was approved by the Company’s Board of Directors in November 2014. The 2014 Incentive Plan allows for the issuance of up to 20,000,000 shares of the Company’s common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The exercise price for all equity awards issued under the 2014 Incentive Plan is based on the fair market value of the common stock. Currently, because the Company’s common stock is quoted on the OTCQB, the fair market value of the common stock is equal to the last-sale price reported by the OTCQB as of the date of determination, or if there were no sales on such date, on the last date preceding such date on which a sale was reported. Generally, each vested stock unit entitles the recipient to receive one share of Company common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date. Restricted stock units can vest according to a schedule or immediately upon award. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards and have a ten-year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based. As of March 31, 2016, 950,001 shares were available under this plan.

Stock-Based Compensation

The stock-based compensation expense for the three months ended March 31, 2016 and 2015 was $524,633 and $630,518, respectively, for the issuance of restricted stock units and stock options to management, directors and consultants.  The Company calculates the fair value of the restricted stock units based upon the quoted market value of the common stock at the date of grant. The Company calculates the fair value of each stock option award on the date of grant using Black-Scholes.

Stock Options

For the three months ended March 31, 2016 and 2015, the following weighted average assumptions were utilized for the stock options granted during the period:

	2016	2015
Expected life (in years)	10.0	6.0
Expected volatility	226.72%	222.79%
Average risk free interest rate	1.81%	1.54%
Dividend yield	0%	0%
Grant date fair value	$0.16	$0.14

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

The following table summarizes the number of stock options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2015	196,000	$0.31	9.0	-
Granted	34,500	$0.05	9.9	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2016	230,500	$0.17	8.2	$72

Vested at March 31, 2016	230,500	$0.17	8.2	$72

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding stock options and the quoted price of the Company’s common stock at March 31, 2016.  During the three months ended March 31, 2016 and 2015, the Company recognized stock-based compensation from stock options of $5,500 and $1,824, respectively.

Restricted Stock Units

The following table summarizes the number of restricted stock units activity for the three months ended March 31, 2016 under both plans:

Restricted Stock Units
Outstanding at December 31, 2015	17,554,736
Granted	10,379,062
Exchanged	(17,297,061)
Cancelled	-
Outstanding at March 31, 2016	10,636,737

Vested at March 31, 2016	8,111,739

The vested restricted stock units at March 31, 2016 have not settled and are not showing as issued and outstanding shares of the Company. Settlement of these vested restricted stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of the Company, or (iii) 10 years from date of issuance. Settlement of vested restricted stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the board of directors and is subject to certain criteria having been fulfilled by the recipient.

During the three months ended March 31, 2016, the Company issued 10,379,062 restricted stock units to employees and board members. In 2016, 379,063 were from the 2013 Plan and vested immediately and the remaining 9,999,999 were from the 2014 Plan.  A total of 6,000,001 of 9,999,999 restricted stock units vested immediately and the remaining 3,999,998 vested upon the closing of the Beyond Human asset acquisition.  In January 2016, the board of directors approved for grant 3,999,998 restricted stock units to employees and board members subject to the increase in the authorized shares available under the 2014 Plan or the adoption of a new equity inventive plan. The restricted stock units are to vest upon the achievement of a certain milestone by the Company.  The restricted stock units will not be considered granted under ASC 718 until such time as the authorized shares under the 2014 Plan is increased or a new equity incentive plan is approved.  The grant date fair value of restricted stock units issued during the three months ended March 31, 2016 was $430,758. For the three months ended March 31, 2016 and 2015, the Company recognized $519,133 and $628,694 of stock-based compensation expense for the vested units. As of March 31, 2016, compensation expense related to unvested shares not yet recognized in the condensed consolidated statement of operations was $353,501 and will be recognized over 1.0 years.

Warrants

In 2014, the Company issued 380,973 warrants in connection with a note payable. The warrants have an exercise price of $0.10 and expire December 6, 2018.

In February, 2014, the Company issued 250,000 warrants in connection with a convertible debenture. The warrants had an exercise price of $0.50 per share and expire February 13, 2019. On March 6, 2015 the Company entered into an agreement with the note holder to extend the convertible debenture for six months. As consideration for the extension, the Company issued the note holder an additional 250,000 warrants, reduced the exercise price of the warrants from $0.50 to $0.30 per share and extended the expiration date to March 12, 2020. The warrants were also amended to include certain anti-dilution protection, including protection upon dilutive issuances. In connection with the third quarter 2015 convertible debenture financing, the exercise price of these warrants was reduced to $0.0896 per share and an additional 1,173,410 warrants were issued per the anti-dilution protection afforded in the warrant agreement during the year ended December 31, 2015. These warrants were exercised under the cashless exercise provisions of the warrant agreement in April 2016 (see Note 10).

In January 2015, the Company issued 500,000 warrants in connection with a non-convertible debenture. The warrants are exercisable for five years from the closing date at an exercise price of $0.30 per share of common stock or January 21, 2020. The warrants contain anti-dilution protection, including protection upon dilutive issuances. In connection with the third quarter 2015 convertible debenture financing, the exercise price of these warrants was reduced to $0.0896 per share and an additional 1,173,410 warrants were issued per the anti-dilution protection afforded in the warrant agreement during the year ended December 31, 2015. These warrants were exercised under the cashless exercise provisions of the warrant agreement in April 2016 (see Note 10).

In January 2015, the Company issued 250,000 warrants with an exercise price of $0.30 per share to its former CFO in connection with a non-convertible debenture. The warrants expire on January 21, 2020. The warrants contain anti-dilution protection, including protection upon dilutive issuances. In connection with the third quarter 2015 convertible debenture financing, the exercise price of these warrants was reduced to $0.0896 per share and an additional 586,705 warrants were issued per the anti-dilution protection afforded in the warrant agreement during the year ended December 31, 2015.

In connection with the Third Quarter 2015 Financing the Company issued 1,808,333 warrants with an exercise price of $0.30 per share and expire in 2020.

There were no warrants issued during the three months ended March 31, 2016.  At March 31, 2016, there are 6,372,831 fully vested warrants outstanding.

Net Loss per Share

The weighted average shares of common stock outstanding used in the basic and diluted net loss per share calculation for the three months ended March 31, 2016 was 60,491,409.

The weighted average restricted stock units vested but deferred until the employee or director resigns outstanding used in the basic and diluted net loss per share calculation for the three months ended March 31, 2016 was 7,881,817.

The total weighted average shares outstanding used in the basic and diluted net loss per share calculation for the three months ended March 31, 2016 was 68,373,226.

The weighted average restricted stock units vested but deferred until the employee or director resigns outstanding during the three months ended March 31, 2015 was 7,217,818.  The total weighted average shares outstanding during the three months ended March 31, 2015 would have been 42,188,495.  There would have been no impact on the previously reported basic and diluted net loss per share for the three months ended March 31, 2015.

The following table shows the anti-dilutive shares excluded from the calculation of basic and diluted net loss per common share as of March 31, 2016 and 2015:

	As of March 31,
	2016	2015
Gross number of shares excluded:
Restricted stock units - unvested	2,524,998	7,373,759
Stock options	230,500	123,500
Convertible debentures and accrued interest	12,652,384	825,000
Warrants	6,372,831	1,630,973
Total	21,780,713	9,953,232

The above table does not include the ANDA Consideration Shares related to the Novalere acquisition, as they are considered contingently issuable (see Note 3).

NOTE 9 – DERIVATIVE LIABILITIES

The warrants issued in connection with certain previously outstanding debentures are measured at fair value and classified as a liability because these warrants contain anti-dilution protection and therefore, cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under FASB ASC 815. The estimated fair value of the warrants was determined using the Probability Weighted Black-Scholes Option-Pricing Model, resulting in a value of $226,297 at the date of issuance. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first. The anti-dilution protection for the warrants survives for the life of the warrants which ends in January 2020 and March 2020.  Certain of these warrants were exercised under the cashless exercise provisions of the warrant agreement in April 2016 (see Note 10).

The assumptions for the Probability Weighted Black-Scholes Option-Pricing Model for the three months ended March 31, 2016 are represented in the table below for the warrants issued in connection with the debentures, reflected on a per share common stock equivalent basis.

March 31, 2016
Expected life (in years)	3.81 – 3.95
Expected volatility	226.43%
Average risk free interest rate	1.04%
Dividend yield	0%

The Company has determined the embedded conversion features of the Q3 2015 Notes (see Note 5) to be derivative liabilities because the terms of the embedded conversion features contain anti-dilution protection and therefore, cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under FASB ASC 815.  The embedded conversion features are to be measured at fair value and classified as a liability with subsequent changes in fair value recorded in earnings at the end of each reporting period.  The Company has determined the fair value of the derivative liabilities using a Path-Dependent Monte Carlo Simulation.  The fair value of the derivative liabilities using such option pricing model will be affected by changes in inputs to that model and is based on the individual characteristics of the embedded conversion features on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate, credit spread, and probability of default by the Company and acquisition of the Company.  The Company will continue to classify the fair value of the embedded conversion features as a liability until the conversion features are exercised, expire or are amended in a way that would no longer require these embedded conversion features to be classified as a liability, whichever comes first.  The anti-dilution protection for the embedded conversion features survive the life of the Q3 2015 which mature at various dates in August 2016 through October 2016.

The derivative liabilities are a Level 3 fair value measure in the fair value hierarchy and a summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s embedded conversion feature derivative liabilities that are categorized within Level 3 of the fair value hierarchy during the three months ended March 31, 2016 is as follows:

March 31, 2016
Stock price	$0.05
Strike price	$0.15
Expected life (in years)	0.42 – 0.58
Expected volatility	121% – 134%
Average risk free interest rate	0.32% – 0.42%

At March 31, 2016, the estimated Level 3 fair values of the embedded conversion feature and warrant derivative liabilities measured on a recurring basis are as follows:

	Fair value	Level 1	Level 2	Level 3	Total
Embedded conversion feature derivative liabilities	$380,385	$-	$-	$380,385	$380,385
Warrant derivative liabilities	296,593	-	-	296,593	296,593
Total	$676,978	$-	$-	$676,978	$676,978

The following table presents the activity for the Level 3 embedded conversion feature and warrant derivative liabilities measured at fair value on a recurring basis for the three months ended March 31, 2016:

 Fair Value Measurements Using Level 3 Inputs

Warrant derivative liabilities	March 31, 2016
Beginning balance December 31, 2015	$432,793
Change in Fair Value	(136,200)
Ending Balance March 31, 2016	$296,593

Embedded conversion feature derivative liabilities
Beginning Balance December 31, 2015	$301,779
Change in Fair Value	78,606
Ending Balance March 31, 2016	$380,385

NOTE 10 – SUBSEQUENT EVENTS

On April 18, 2016, the Company received notifications from two of its warrant holders on their intent to exercise their warrants in full under the cashless exercise provisions of their respective warrant agreements.  The warrants exercised were classified as derivative liabilities as of March 31, 2016 (see Note 9).  In connection with the exercise of the warrants, the Company agreed to reduce the exercise price of these warrants to $0.07 per share and $0.0565 per share which resulted in an additional 469,447 and 981,457 warrants, respectively, being issued in April 2016.  The Company issued 3,193,446 shares of common stock upon exercise of the warrants by the two warrant holders.

In April 2016, the Company issued 1,935,000 shares of common stock to various consultants for services rendered and the fair value of the common stock issued was approxiamately $182,000.
On May 4, 2016, the Company issued an unsecured non-convertible debenture to an investor which resulted in gross proceeds of $24,000.  The non-convertible debenture accrues interest at 10.00% per annum and all principal and interest will be due at maturity on May 4, 2017.  The non-convertible debenture is personally guaranteed by the Company’s CEO.

On May 6, 2016, the Company issued an unsecured note payable to an investor which resulted in gross proceeds of $50,000.  The note payable accrues interest at 3.00% per annum and all principal and interest will be due at maturity on November 6, 2016.  In connection with the note payable, the Company issued to the investor 500,000 restricted shares of common stock.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosures in the notes thereto other than as disclosed in the accompanying notes to the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Innovus Pharmaceuticals, Inc., together with its subsidiaries, are collectively referred to as “Innovus”, the “Company”, “we”, or “our”. The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016, as well as the consolidated financial statements and related notes contained therein.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the SEC. You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Overview

We are an emerging pharmaceutical company engaged in the commercialization, licensing, and development of safe and effective non-prescription medicine and consumer care products to improve men’s and women’s health and vitality and respiratory diseases.  We market directly or through commercial partners to primary care physicians, urologists, gynecologists and therapists, and directly to consumers through on-line channels, retailers and wholesalers. Our business model leverages our ability to acquire and in-license commercial products that are supported by scientific, and or clinical evidence, place them through our existing supply chain, retail and on-line channels to tap new markets and drive demand for such products and to establish physician relationships. We currently market thirteen products in the United States and six in multiple countries around the world through our commercial partners: (a) BTH(R) Testosterone Booster, (b) BTH(R) Human Growth Agent, (c) Zestra(R) for female arousal and (d) EjectDelay(R) for premature ejaculation and has an additional five marketed products in this space, including (e) Sensum+(R) for the indication of reduced penile sensitivity, (for sales outside the U.S. only), (f) Zestra Glide(R), (g)Vesele(R) for promoting sexual and cognitive health, (i) Androferti(R) (in the US and Canada) to support overall male reproductive health and sperm quality, (j) BTH Vision Formula, (k) BTH Blood Sugar, among others. In addition the Company has a pipeline of three additional products including FlutiCare(TM) OTC for Allergic Rhinitis, if its ANDA is approved by the U.S. FDA, Urocis(R) XR, a proprietary extended release of Vaccinium Marcocarpon (cranberry) shown to provide 24 hour coverage in the body to increase compliance of the use of the product to get full benefit, and AndroVit(R), a proprietary supplement to support overall prostate and male sexual health currently marketed in Europe. AndroVit(R) was specifically formulated with ingredients known to support the normal prostate health and vitality and male sexual health.

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

The Company did not recognize significant revenue from the Beyond Human products as the asset acquisition closed in March 2016.

Results of Operations for the Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

	2016	2015	$ Change	% Change
NET REVENUES:
Product sales, net	$224,463	$196,852	$27,611	14.0%
License revenues	1,000	-	1,000	100.0%
	225,463	196,852	28,611	14.5%

OPERATING EXPENSES:
Cost of product sales	120,123	76,420	43,703	57.2%
General and administrative	1,323,233	1,448,002	(124,769)	(8.6	) %
Total Operating Expenses	1,443,356	1,524,422	(81,066)	(5.3	) %
LOSS FROM OPERATIONS	(1,217,893)	(1,327,570)	(109,677)	(8.3	) %

Interest expense	(396,435)	(173,882)	222,553	128.0%
Loss on extinguishment of debt	-	(32,500)	(32,500)	(100.0)%
Other income	1,765	-	1,765	100.0%
Change in fair value of derivative liability	57,594	32,194	25,400	78.9%
NET LOSS	$(1,554,969)	$(1,501,758)	53,211	3.5%

Based on the insignificance of the impact of the Beyond Human product sales due to closing the acquisition in March 2016, we have focused on the rest of our products.

Net Revenues: The Company recognized net revenues of $225,463 for the three months ended March 31, 2016 compared to $196,852 for the three months ended March 31, 2015. The increase in revenue for the three months ended March 31, 2016 was caused by the product sales from the asset acquisition of Beyond Human during 2016 and an increase in the units of existing products sold.

 Cost of Product Sales: We recognized cost of product sales of $120,123 for the three months ended March 31, 2016 compared to $76,420 for the three months ended March 31, 2015. The cost of product sales includes the cost of inventory, shipping and royalties. The increase in cost of product sales is a result of higher shipping costs due to an increase in the number of units shipped.

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

General and administrative expenses were $1,323,233 for the three months ended March 31, 2016 compared to $1,448,002 for the three months ended March 31, 2015. The decrease was primarily due to a decrease in consulting fees related to the preparation for product launch which occurred in 2015. We expect our general and administrative expenses to increase most notably in the area of compensation as we build our business and increase our sales and commercialization efforts of our products.

Interest Expense: Interest expense primarily includes interest related to the Company’s debt and amortization of debt discounts (See Notes 5 and 6 to the accompanying condensed consolidated financial statements). Due to the shares, warrants and cash discounts provided to our lenders, the effective interest rate is significantly higher than the coupon rate.  The increase in interest expense reflects both larger debt amounts and the larger amount of debt discount amortization due to the convertible debt financing completed in the third quarter of 2015 and note payable financing in February 2016.

Change in Fair Value of Derivative Liabilities: Change in fair value of derivative liabilities primarily includes the change in the fair value of the warrants and embedded conversion features classified as derivative liabilities. The increase in the gain on change in fair value of derivative liabilities is due to the decrease in the Company’s stock price during the three months ended March 31, 2016.

Liquidity and Capital Resources

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments, primarily to related parties including directors and officers. Combined with minimal revenue, these funds have provided us with the resources to operate our business, to sell and support our products, attract and retain key personnel, and add new products to our portfolio. To date, we have experienced net losses and negative cash flows from operations each year since our inception. As of March 31, 2016, we had an accumulated deficit of $16,989,564 and a working capital deficit of $3,181,110.

As of March 31, 2016, we had $32,553 in cash, approximately $1.6 million in cash available for use under the line of credit convertible debenture with our CEO and $45,181 in net accounts receivable. The Company expects that its existing capital resources, revenues from sales of its products and upcoming sales milestone payments from the commercial partners signed for its products, along with the funds currently available for use under the line of credit convertible debenture with our CEO and equity instruments available to pay certain vendors and consultants will be sufficient to allow the Company to continue its operations, commence the product development process and launch selected  products through at least the next 12 months. In addition, the Company’s CEO, who is also a major shareholder, has deferred the payment of his salary earned thru March 31, 2016 and plans to continue to do so for the remainder of 2016, if needed. He is also able to extend the maturity date of the line of credit, if needed.

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

On August 12, 2015, the principal amount that may be borrowed was increased to $2,000,000 and the automatic termination date described above was extended to October 1, 2016. The conversion price is $0.16 per share, 80% times the quoted market price of the Company’s common stock on the date of the amendment.

During the three months ended March 31, 2016, the Company borrowed $0 under the LOC Convertible Debenture and it repaid $42,500. The Company recorded a beneficial conversion feature of $1,833 for the three months ended March 31, 2016 and, as of March 31, 2016, the Company owed $366,692 in principal amount under the LOC Convertible Debenture and there was approximately $1.6 million remaining on the line of credit and available to use.

February 2016 Note Payable

On February 24, 2016, the Company and SBI Investments, LLC, 2014-1 (“SBI”) entered into a closing statement in which SBI loaned the Company gross proceeds of $550,000 pursuant to a purchase agreement, 20% secured promissory note and security agreement (“February 2016 Note Payable”), all dated February 19, 2016 (collectively, the “Finance Agreements”), to purchase substantially all of the assets of Beyond Human.  Of the $550,000 gross proceeds, $300,000 was paid into an escrow account held by a third party bank and was released to Beyond Human upon closing of the transaction, $242,500 was provided directly to the Company for use in building the Beyond Human business and $7,500 was provided for attorneys’ fees.

Pursuant to the Finance Agreements, the principal amount of the February 2016 Note Payable is $550,000 and the interest rate thereon is 20% per annum.  The Company began to pay principal and interest on the February 2016 Note Payable on a monthly basis beginning on March 19, 2016 for a period of 24 months and the monthly mandatory principal and interest payment amount thereunder is $28,209. The monthly amount shall be paid by the Company through a deposit account control agreement with a third party bank in which SBI shall be permitted to take the monthly mandatory payment amount from all revenues received by the Company from the Beyond Human assets in the transaction.  The maturity date for the February 2016 Note Payable is February 19, 2018.

The February 2016 Note Payable is secured by SBI through a first priority secured interest in all of the Beyond Human assets acquired by the Company in the transaction including all revenue received by the Company from these assets.

Cash Flows

For the three months ended March 31, 2016, cash used in operating activities was $105,489, consisting primarily of the net loss for the period of $1,554,969, which was primarily offset by non-cash common stock, restricted stock units and stock options issued for services and compensation of $739,646, amortization of debt discount of $370,760, and amortization of intangible assets of $157,602. Additionally, working capital changes consisted of cash increases of $32,208 related to a decrease in accounts receivable from cash collections from customers, $30,677 related to increase in accrued interest on our notes payable and convertible debentures, and $170,407 related to an increase in accounts payable and accrued expenses, partially offset by a cash decrease related to the increase in inventories of $17,987.

For the three months ended March 31, 2016, cash used in investing activities was $6,565 which consisted of purchases of property and equipment.

For the three months ended March 31, 2016, cash provided by financing activities was $88,706, consisting primarily of net proceeds from the February 2016 note payable of $242,500, offset by the repayment of short-term loans payable of $102,920 and the related-party line of credit convertible debenture of $42,500.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off- Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of March 31, 2016, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of expanding its financial and accounting department to maintain the effectiveness of its internal controls due to the accounting complexities of the recent financing transactions.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company may be a party to legal proceedings. The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2016, the Company issued 3,115,000 shares of its common stock valued at $215,013 in exchange for services under the Company’s existing consulting and service agreements with third parties.

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

Innovus Pharmaceuticals, Inc.
(Registrant)

Dated: May 16, 2016	/s/ Bassam Damaj
Bassam Damaj, President and Chief
Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description
4.1
Asset Purchase Agreement by and among the Company and Beyond Human LLC, George Rivera, Mary Rusfeldt and Chad Hamzah, dated February 8, 2016 filed as  Exhibit 2.1 to the Registrant's report on Form 8-K filed with the SEC on February 10, 2016 and incorporated herein by reference.

4.2
Form of Purchase Agreement, by and among the Company and SBI Investments, LLC 2014-1, dated February 15, 2016, filed as Exhibit 10.59 to the Registrant's report on Form 10-K with the SEC on March 1, 2016 and incorporated herein by reference.

4.3
20% Secured Promissory Note, by and among the Company and SBI Investments, LLC 2014-1, dared February 15, 2016, filed as Exhibit 10.60 to the Registrant's report on Form 10-K with the SEC on March 1, 2016 and incorporated herein by reference.

4.4
Security Agreement, by and among the Company and SBI Investments, LLC 2014-1, dated February 15, 2016, filed as Exhibit 10.61 to the Registrant's report on Form 10-K with the SEC on March 1, 2016 and incorporated herein by reference.

4.5*	10% Debenture by and between the Company and Lourmarin Corporation Pension Trust, dated as of May 4, 2016.
4.6*	Securities Purchase Agreement by and between the Company and Vista Capital Investments LLC, dated as of May 6, 2016.
4.7*	Promissory Note by and between the Company and Vista Capital Investments, LLC, dated as f May 6, 2016.
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.

**
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language of such filing.