Form 10-Q
period 2016-06-30
INNOVUS PHARMACEUTICALS, INC.
filed 2016-08-15
CIK 1411879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2016
or
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

Outstanding Shares

As of August 11, 2016, the registrant had 96,611,171 shares of common stock outstanding.

-i-

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS

CURRENT ASSETS
Cash	$198,133	$55,901
Restricted cash	1,305,000	-
Accounts receivable, net	22,147	83,097
Prepaid expenses	37,814	53,278
Inventories	222,437	254,443
Total current assets	1,785,531	446,719

PROPERTY AND EQUIPMENT, NET	34,296	35,101

OTHER ASSETS
Security deposits	52,418	14,958
Goodwill	549,368	549,368
Intangible assets, net	5,579,653	5,300,859
TOTAL ASSETS	$8,001,266	$6,347,005

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,084,928	$691,365
Deferred revenue and customer deposits	7,754	24,079
Accrued interest payable	77,125	79,113
Short-term loans payable	71,156	230,351
Derivative liabilities – embedded conversion features	1,409,664	301,779
Derivative liabilities – warrants	181,098	432,793
Contingent consideration	336,813	-
Current portion of note payable and non-convertible debentures, net of debt discount of $3,750 and $0, respectively	333,750	73,200
Line of credit convertible debenture and non-convertible debenture – related parties, net of debt discount of $5,445 and $17,720, respectively	309,747	391,472
Current portion of convertible debentures, net of debt discount of $0 and $1,050,041, respectively	-	407,459
Total current liabilities	3,812,035	2,631,611

NON-CURRENT LIABILITIES
Accrued compensation – less current portion	906,928	906,928
Note payable and non-convertible debentures, net of current portion and debt discount of $2,343 and $0, respectively	230,697	-
Line of credit convertible debenture and non-convertible debentures – related parties, net of current portion	-	25,000
Convertible debentures, net of debt discount of $1,650,000 and $0, respectively	-	-
Contingent consideration – less current portion	3,229,804	3,229,804
Total non-current liabilities	4,367,429	4,161,732

TOTAL LIABILITIES	8,179,464	6,793,343

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common stock: 150,000,000 shares authorized, at $0.001 par value, 87,176,763 and 47,141,230 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	87,177	47,141
Additional paid-in capital	20,611,715	14,941,116
Common stock subscribed but unissued	472,814	-
Accumulated deficit	(21,349,904)	(15,434,595)
Total stockholders' deficit	(178,198)	(446,338)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,001,266	$6,347,005

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET REVENUES:
Product sales, net	$1,019,520	$178,473	$1,243,983	$375,325
License revenues	-	5,000	1,000	5,000
Net revenues	1,019,520	183,473	1,244,983	380,325

OPERATING EXPENSES:
Cost of product sales	262,934	64,029	383,057	140,449
Research and development	3,892	-	3,892	-
General and administrative	1,195,087	901,968	2,518,320	2,349,970
Total operating expenses	1,461,913	965,997	2,905,269	2,490,419

LOSS FROM OPERATIONS	(442,393)	(782,524)	(1,660,286)	(2,110,094)

OTHER INCOME AND (EXPENSES):
Interest expense	(1,877,149)	(97,484)	(2,273,584)	(271,366)
Loss on extinguishment of debt	-	-	-	(32,500)
Other income	111	-	1,876	-
Change in fair value of derivative liabilities	(2,040,909)	15,735	(1,983,315)	47,929
Total other expense, net	(3,917,947)	(81,749)	(4,255,023)	(255,937)

NET LOSS	$(4,360,340)	$(864,273)	$(5,915,309)	$(2,366,031)

NET LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED	$(0.05)	$(0.02)	$(0.08)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING – BASIC AND DILUTED	85,395,846	40,816,767	70,271,333	37,909,664

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(5,915,309)	$(2,366,031)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	7,370	17,815
Allowance for doubtful accounts	5,708	-
Common stock, restricted stock units and stock options issued for services and board compensation	1,223,941	1,071,411
Loss on extinguishment of debt	-	32,500
Imputed interest on contingent consideration	22,334	-
Change in fair value of derivative liabilities	1,983,315	(47,929)
Fair value of embedded conversion feature in convertible debentures in excess of allocated proceeds	938,840	-
Amortization of debt discount and deferred financing costs	1,161,131	220,417
Amortization of intangible assets	335,685	239,582
Changes in operating assets and liabilities, net of acquisition amounts
Accounts receivable	55,242	153,716
Prepaid expenses	24,964	1,778
Security deposits	(37,460)	6,961
Inventories	32,006	(25,130)
Accounts payable and accrued expenses	378,563	530,778
Accrued interest payable	56,147	53,241
Deferred revenue and customer deposits	(16,325)	(17,470)
Net cash provided by (used in) operating activities	256,152	(128,361)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(6,565)	(9,537)
Purchase of intangible assets	-	(3,277)
Net cash used in investing activities	(6,565)	(12,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) line of credit convertible debenture – related party	(119,000)	113
Proceeds from short-term loans payable	21,800	-
Payments on short-term loans payable	(180,995)	-
Proceeds from notes payable and convertible debentures	416,500	100,000
Payments on notes payable	(226,660)	-
Deferred financing costs in connection with convertible debentures	(19,000)	-
Proceeds from non-convertible debentures – related party	-	50,000
Net cash (used in) provided by financing activities	(107,355)	150,113

NET CHANGE IN CASH	142,232	8,938

CASH AT BEGINNING OF PERIOD	55,901	7,479

CASH AT END OF PERIOD	$198,133	$16,417

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$87,085	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable, convertible debentures and accrued interest	$1,515,635	$92,000
Reclassification of the fair value of the embedded conversion features from derivative liability to additional paid-in capital upon conversion	$2,018,565	$-
Cashless exercise of warrants	$3,194	$-
Reclassification of the fair value of the warrants from derivative liability to additional paid-in capital upon cashless exercise	$518,224	$-
Common stock issued for acquisition	$-	$2,071,625
Relative fair value of common stock issued in connection with notes payable recorded as debt discount	$93,964	$-
Relative fair value of warrants issued in connection with convertible debentures recorded as debt discount	$186,526	$-
Relative fair value of common stock subscribed but unissued in connection with convertible debentures recorded as debt discount	$472,814	$-
Fair value of embedded conversion feature derivative liabilities recorded as debt discount	$470,824	-
Fair value of warrants issued to placement agents recorded as debt discount	$140,836	$-
Deferred financing costs included in accounts payable and accrued expenses	$15,000	$-
Net proceeds from convertible debentures in escrow included in restricted cash	$1,305,000	$-
Fair value of the contingent consideration for acquisition	$314,479	$2,905,425
Proceeds from note payable paid to seller in connection with acquisition	$300,000	$-
Deferred financing costs paid with proceeds from note payable	$7,500	$-
Fair value of unamortized non-forfeitable common stock issued to consultant included in prepaid expenses	$9,500	$-
Issuance of shares of common stock for vested restricted stock units	$18,888	$-
Return of shares of common stock related to license agreement	$-	$38,000
Common stock issued in connection with debt amendment	$-	$32,500
Fair value of beneficial conversion feature on line of credit convertible debenture – related party	$3,444	$4,154

See accompanying notes to these condensed consolidated financial statements.

 INNOVUS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2016
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

We currently market 13 products in the United States and six in multiple countries around the world through our commercial partners: (a) BTH® Testosterone Booster, (b) BTH® Human Growth Agent, (c) Zestra® for female arousal and (d) EjectDelay® for premature ejaculation and has an additional five marketed products in this space, including (e) Sensum+® for the indication of reduced penile sensitivity, (for sales outside the U.S. only), (f) Zestra Glide®, (g) Vesele® for promoting sexual and cognitive health, (i) Androferti® (in the US and Canada) to support overall male reproductive health and sperm quality, (j) BTH Vision Formula, (k) BTH Blood Sugar, among others. While we generate revenue from the sale of our six products, most revenue is currently generated by BTH® Testosterone Booster; Zestra®, Zestra® Glide, EjectDelay® and Sensum +®.

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

Basis of Presentation and Principles of Consolidation

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries: FasTrack Pharmaceuticals, Inc., Semprae Laboratories, Inc. (“Semprae”) and Novalere, Inc. (“Novalere”). All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the period ended June 30, 2016, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016 or for any future period.  Certain items have been reclassified to conform to the current year presentation.

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

Liquidity

The Company’s operations have been financed primarily through advances from officers, directors and related parties, outside capital, revenues generated from the launch of its products and commercial partnerships signed for the sale and distribution of its products domestically and internationally. These funds have provided the Company with the resources to operate its business, sell and support its products, attract and retain key personnel and add new products to its portfolio. The Company has experienced net losses from operations each year since its inception.  As of June 30, 2016, the Company had an accumulated deficit of $21,349,904 and a working capital deficit of $2,026,504.

The Company has raised funds through the issuance of debt and the sale of common stock. The Company has also issued equity instruments in certain circumstances to pay for services from vendors and consultants. In June and July 2016, the Company raised $3,000,000 in gross proceeds from the issuance of convertible debentures to eight investors (see Notes 5 and 10). In the event the Company does not pay the convertible debentures upon their maturity, or after the remedy period, the principal amount and accrued interest on the convertible debentures is convertible at the Company’s option to common stock at the lower of the fixed conversion price or 60% of the volume weighted average price (“VWAP”) during the ten consecutive trading day period preceding the date of conversion. In February 2016, the Company also raised $550,000 in funds from a note payable with net proceeds of $242,500 to the Company, which was used to pay for the asset acquisition of Beyond Human, LLC (see Note 5), a Texas limited liability company (“Beyond Human”) and for working capital purposes.

As of August 8, 2016, we had approximately $2.3 million in cash and approximately $2.0 million in cash available for use under the line of credit convertible debenture with our Chief Executive Officer (“CEO”).  During the six months ended June 30, 2016 we had net cash provided by operating activities of $256,152. The Company expects that its existing capital resources, revenues from sales of its products and upcoming sales milestone payments from the commercial partners signed for its products, along with the funds currently available for use under the line of credit convertible debenture with our CEO and equity instruments available to pay certain vendors and consultants will be sufficient to allow the Company to continue its operations, commence the product development process and launch selected  products through at least the next 12 months. In addition, the Company’s CEO, who is also a major shareholder, has deferred the payment of his salary earned thru June 30, 2016 and plans to continue to do so for the remainder of 2016, if needed. He is also able to extend the maturity date of the line of credit, if needed. The Company’s actual needs will depend on numerous factors, including timing of introducing its products to the marketplace, its ability to attract additional ex-US distributors for its products and its ability to in-license in non-partnered territories and/or develop new product candidates. The Company may also seek to raise capital, debt or equity from outside sources to pay for further expansion and development of its business and to meet current obligations. Such capital may not be available to the Company when it needs it on terms acceptable to the Company, if at all.

Fair Value Measurement

The Company’s financial instruments are cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, derivative liabilities, contingent consideration and debt. The recorded values of cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature.  The recorded fair value of the convertible debentures, net of debt discount, is based upon the relative fair value calculation of the common stock and warrants issued in connection with the convertible debentures and the fair value of the embedded conversion features. The fair values of the warrant derivative liabilities and embedded conversion feature derivative liabilities are based upon the Black Scholes Option Pricing Model (“Black-Scholes”) and the Path-Dependent Monte Carlo simulation model calculations and are a level 3 measurement (see Note 9). The fair value of the contingent acquisition consideration is based upon the present value of expected future payments under the terms of the agreements and is a level 3 measurement (see Note 3).  Based on borrowing rates currently available to the Company, the carrying values of the notes payable and convertible debentures approximate their respective fair values.  The difference between the fair value and recorded values of the related-party notes payable and convertible debentures is not significant.

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

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. Cash held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Accounts receivable consist primarily of online sales of our Zestra® and Beyond Human line of products to U.S. based retailers and Ex-U.S. partners. The Company also requires a percentage of payment in advance for product orders with its larger partners. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Revenues consist primarily of product sales and licensing rights to market and commercialize our products.  The Company had no customers that accounted for 10% of its total net revenues during the three and six months ended June 30, 2016. Three customers accounted for 29%, 16% and 11%, respectively, of total gross accounts receivable as of June 30, 2016. The Company had three major customers that accounted for 18%, 13% and 11%, respectively, of its total net revenues during the six months ended June 30, 2015. Two customers accounted for 19% and 54%, respectively, of gross accounts receivable as of December 31, 2015.

Over 90% of our sales are currently within the United States and Canada. The balance of the sales are to various other countries, none of which is 10 percent or greater.

Concentration of Suppliers

The Company has manufacturing relationships with a number of vendors or manufacturers for its products including: Sensum+®, EjectDelay®, Vesele®, Androferti®, the Zestra® and Beyond Human lines of products. Pursuant to these relationships, the Company purchases products through purchase orders with its manufacturers.

Restricted Cash

Restricted cash consists of funds from the convertible debenture financing completed on June 30, 2016 but were held in escrow and released to the Company on July 6, 2016 (see Note 5).

Inventories

Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory is shown net of obsolescence, determined based on shelf life or potential product replacement.

Deferred Financing Costs / Debt Issuance Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible debentures during the third quarter of the year ended December 31, 2015 and the note payable and convertible debentures during the six months ended June 30, 2016. Debt issuance costs related to the issuance of the convertible debentures and note payable are recorded as a reduction to the debt balances in the accompanying condensed consolidated balance sheets.  The debt issuance costs are being amortized to interest expense over the term of the financing instruments using the effective interest method.

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

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicates an impairment may have occurred, by comparing its reporting unit's carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The goodwill was recorded as part of the acquisition of Semprae that occurred on December 24, 2013, and the acquisition of Novalere that occurred on February 5, 2015. There was no impairment of goodwill for the six months ended June 30, 2016 and 2015.

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

Derivative Liabilities

Certain of the Company’s embedded conversion features on debt and issued and outstanding common stock purchase warrants, which have exercise price reset features and other anti-dilution protection clauses, are treated as derivatives for accounting purposes. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using a Probability Weighted Black-Scholes Option-Pricing Model and the embedded conversion features using a Path-Dependent Monte Carlo Simulation Model (see Note 9).

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement with the relevant tax authority. There were no uncertain tax positions at June 30, 2016 and December 31, 2015.

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

The estimated reserve for sales returns and allowances, which is included in accounts receivable, was approximately $8,000 and $5,000 at June 30, 2016 and December 31, 2015, respectively.

Cost of Product Sales

Cost of product sales includes the cost of inventory, royalties and inventory reserves. The Company is required to make royalty payments based upon the net sales of three of its marketed products, Zestra®, Sensum+® and Vesele®.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. FASB ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the six months ended June 30, 2016 and 2015 have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures, are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock-based compensation expense are recorded.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period presented. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three and six months ended June 30, 2016 and 2015, basic net loss per share is the same as diluted net loss per share as a result of the Company’s common stock equivalents being anti-dilutive.  See Note 8 for more details.

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively adjust the consolidated financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Measurement period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior-period information had been revised. The guidance is effective for annual periods beginning after December 15, 2015 and is to be applied prospectively to adjustments of provisional amounts that occur after the effective date. Early application is permitted. The adoption of this ASU during the six months ended June 30, 2016 did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

Pursuant to the guidance in ASC 605-28, Milestone Method, the milestones are considered substantive. The milestones enhance the value of the products and are the result of the Company’s past efforts. The milestones are reasonable relative to all of the deliverables. The Company will recognize the revenue from the milestone payments when the cumulative supplied units volume is met. During the three and six months ended June 30, 2016 and 2015, the Company recognized $2,563, $11,563, $6,487 and $56,487, respectively, in revenue for the sales of products related to this agreement, and no revenue was recognized for the sales milestones of the agreement.  We believe the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future milestones.

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

Under the agreement, Innovus received an upfront payment and is eligible to receive up to approximately CN $94.5 million ($72.7 million USD based on June 30, 2016 exchange rate) upon and subject to the achievement of sales milestones based on cumulative gross sales in Canada by Orimed plus certain double-digit tiered royalties based on Orimed’s cumulative net sales in Canada.

Pursuant to the guidance in ASC 605-28, Milestone Method, the milestones and quarterly royalty payments are considered substantive. The milestones enhance the value of the products and are the result of the Company’s past efforts. The milestones are reasonable relative to all of the deliverables. The Company will recognize the revenue from the milestone payments when the cumulative gross sales volume is met.  The Company will recognize the revenue from the royalty payments on a quarterly basis when the cumulative net sales have been met.  During the three and six months ended June 30, 2016 and 2015, the Company recognized $7,483, $63,586, $49,376 and $49,376, respectively, in revenue for the sales of products related to this agreement, and no revenue was recognized for the sales milestones of the agreement. We believe the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future milestones.

BroadMed SAL Agreements

On May 24, 2016, the Company entered into an exclusive license and distribution agreement with BroadMed SAL, a Lebanese company, under which Innovus granted to BroadMed an exclusive license to market and sell in Lebanon Innovus Pharma’s EjectDelay® for treating premature ejaculation. Under the agreement, the Company is eligible to receive up to $6.2 million dollars in sales milestone payments. For the three and six months ended June 30, 2016, the Company did not recognize revenue for the sales milestones of the agreement.

In April 2015, the Company entered into an exclusive license and distribution agreement with BroadMed SAL under which Innovus granted to BroadMed an exclusive license to market and sell in Lebanon Innovus Pharma’s Sensum+® to increase penile sensitivity. Under the agreement, the Company is eligible to receive up to $11.1 million dollars in upfront and sales milestone payments. For the three and six months ended June 30, 2015, the Company received and recognized $5,000 in upfront payments under this agreement.  No amounts were received or recognized during the three and six months ended June 30, 2016.

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

The Company has preliminary recorded the purchase price of $614,479 as an intangible asset on March 1, 2016 for the trademarks and domain names associated with the Beyond Human products acquired.  The identifiable intangible assets are being amortized over their estimated useful lives of five years.

The purchase price allocation is subject to completion of our analysis of the fair value of the assets acquired from Beyond Human as of the date of the acquisition. These adjustments could be material. The final valuation is expected to be completed as soon as practicable but no later than one year from the closing of the transaction. The establishment of the fair value of the contingent consideration, and the allocation to identifiable intangible assets requires the extensive use of accounting estimates and management judgment. The fair values assigned to the assets acquired are based on estimates and assumptions from data currently available. As of June 30, 2016, the estimated fair value of the contingent consideration was $336,813 and the Company recorded imputed interest expense of $16,750 and $22,334 during the three and six months ended June 30, 2016, respectively, which is included in interest expense in the accompanying condensed consolidated statement of operations.

Supplemental Pro Forma Information for Acquisition of Assets of Beyond Human (unaudited)

The following unaudited supplemental pro forma information for the six months ended June 30, 2016 and 2015 and the three months ended June 30, 2015, assumes the asset acquisition of Beyond Human had occurred as of January 1, 2016 and 2015, giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of Beyond Human been operated as part of the Company since January 1, 2016 and 2015.

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	As Reported	Pro Forma (unaudited)	As Reported	Pro Forma (unaudited)
Net revenues	$1,244,983	$1,294,621	$380,325	$1,868,770
Net loss	$(5,915,309)	$(5,928,345)	$(2,366,031)	$(2,178,643)
Net loss per share of common stock – basic and diluted	$(0.08)	$(0.08)	$(0.06)	$(0.06)
Weighted average number of shares outstanding – basic and diluted	70,271,333	70,271,333	37,909,664	37,909,664

	Three Months Ended June 30, 2015
	As Reported	Pro Forma (unaudited)
Net revenues	$183,473	$1,123,661
Net loss	$(864,273)	$(645,347)
Net loss per share of common stock – basic and diluted	$(0.02)	$(0.02)
Weighted average number of shares outstanding – basic and diluted	40,816,767	40,816,767

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

With the Merger, the Company acquired the worldwide rights to market and sell the Fluticare™ brand (Fluticasone propionate nasal spray) and the related manufacturing agreement from Novalere FP. The Company currently anticipates that the Abbreviated New Drug Application (“ANDA”) filed in November 2014 by the manufacturer with the U.S. Food and Drug Administration (“FDA”) may be approved in the second half of 2016, which, when and if approved, may allow the Company to market and sell Fluticare™ over the counter. An ANDA is an application for a U.S. generic drug approval for an existing licensed medication or approved drug.

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

In addition, the Novalere Stockholders are entitled to receive, if and when earned, earn-out payments (the “Earn-Out Payments”). For every $5 million in Net Revenue (as defined in the Merger Agreement) realized from the sales of Fluticare™, the Novalere Stockholders will be entitled to receive, on a pro rata basis, $500,000, subject to cumulative maximum Earn-Out Payments of $2.5 million.

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

The establishment of the fair value of the consideration for a Merger, and the allocation to identifiable tangible and intangible assets and liabilities, requires the extensive use of accounting estimates and management judgment. The fair values assigned to the assets acquired and liabilities assumed were based on estimates and assumptions. There has been no change to the estimated fair value of the contingent consideration of $2,905,425 through June 30, 2016.

Supplemental Pro Forma Information for Acquisition of Novalere (unaudited)

The following unaudited supplemental pro forma information for the six months ended June 30, 2015, assumes the acquisition of Novalere had occurred as of January 1, 2015, giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Novalere been operated as part of the Company since January 1, 2015.

	Six Months Ended June 30, 2015
	As Reported	Pro Forma (unaudited)
Net revenues	$380,325	$380,325
Net loss	$(2,366,031)	$(2,682,161)
Net loss per share of common stock – basic and diluted	$(0.06)	$(0.07)
Weighted average number of shares outstanding – basic and diluted	37,909,664	40,413,334

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

The agreement to pay the annual Royalty resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the consolidated statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the Royalty was determined to be $308,273 at the date of acquisition. The fair value of the Royalty was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 40% commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. During the six months ended June 30, 2016 and 2015 no amounts were paid under this arrangement.  There were no changes in the fair value of the expected royalties to be paid during the six months ended June 30, 2016 and 2015. The fair value of contingent consideration was $324,379 at June 30, 2016 and December 31, 2015, based on the new estimated fair value of the consideration, net of the amounts to be returned to the Company as discussed above.

NOTE 4 – ASSETS

Inventories

Inventories consist of the following:

	June 30,	December 31,
	2016	2015
Raw materials and supplies	$8,088	$77,649
Work in process	28,410	90,540
Finished goods	185,939	86,254
Total	$222,437	$254,443

Intangible Assets

Amortizable intangible assets consist of the following:

	June 30, 2016
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$1,032,076	$(112,864)	$919,212	5 - 15
Customer Contracts	611,119	(157,872)	453,247	10
Sensum+(R) License (from CRI)	234,545	(72,282)	162,263	10
Vesele(R) trademark	25,287	(5,466)	19,821	8
Novalere Mfg. Contract	4,681,000	(655,890)	4,025,110	10
Total	$6,584,027	$(1,004,374)	$5,579,653

	December 31, 2015
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$417,597	$(57,593)	$360,004	7 - 15
Customer Contracts	611,119	(127,316)	483,803	10
Sensum+(R) License (from CRI)	234,545	(60,554)	173,991	10
Vesele(R) trademark	25,287	(3,886)	21,401	8
Novalere Mfg. Contract	4,681,000	(419,340)	4,261,660	10
Total	$5,969,548	$(668,689)	$5,300,859

Amortization expense for the three and six months ended June 30, 2016 and 2015 was $178,083, $335,685, $147,236 and $239,582, respectively. The following table summarizes the approximate expected future amortization expense as of June 30, 2016 for intangible assets:

Remainder of 2016	$310,000
2017	651,000
2018	651,000
2019	651,000
2020	651,000
Thereafter	2,666,000
$5,580,000

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE DEBENTURES – NON-RELATED PARTIES

Short-Term Loans Payable

Included in this amount is $71,156 of short-term non-convertible financings. The short-term non-convertible financings are from three funding sources and all balances are guaranteed by the Company’s CEO.  The Company repaid these amounts in full in July 2016.

Note Payable and Non-Convertible Debentures

The following table summarizes the outstanding note payable and non-convertible debentures at June 30, 2016 and December 31, 2015:

	2016	2015
Note payable and non-convertible debentures:
February 2016 Note Payable	$473,340	$-
May 2016 Debenture	24,000	-
July 2015 Debenture (Amended August 2014 Debenture)	73,200	73,200
Total note payable and non-convertible debentures	570,540	73,200
Less: Debt discount	(6,093)	-
Carrying value	564,447	73,200
Less: Current portion	(333,750)	(73,200)
Note payable and non-convertible debentures, net of current portion	$230,697	$-

The following table summarizes the future minimum payments as of June 30, 2016 for the note payable and non-convertible debentures:

Remainder of 2016	$198,543
2017	317,013
2018	54,984
$570,540

July 2015 Debenture (Amended August 2014 Debenture)

On August 30, 2014, the Company issued an 8% debenture to an unrelated third party investor in the principal amount of $40,000 (the “August 2014 Debenture”). The August 2014 Debenture bore interest at the rate of 8% per annum. The principal amount and interest were payable on August 29, 2015. On July 21, 2015, the Company received an additional $30,000 from the investor and amended and restated this agreement to a new principal balance of $73,200 (including accrued interest of $3,200 added to principal) and a new maturity date of July 21, 2016.  The note was repaid in full in July 2016.

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

May 2016 Debenture

On May 4, 2016, the Company issued a 10% debenture to an unrelated third party investor in the principal amount of $24,000 (the “May 2016 Debenture”). The May 2016 Debenture bore interest at the rate of 10% per annum. The principal amount and interest were payable on May 4, 2017. The note was repaid in full in July 2016.

May 2016 Notes Payable

On May 6, 2016, the Company entered into a securities purchase agreement with an unrelated third party investor in which the investor loaned the Company gross proceeds of $50,000 pursuant to a 3% promissory note (“May 6, 2016 Note Payable”).  The May 6, 2016 Note Payable bore interest at the rate of 3% per annum. The principal amount and interest were payable on November 6, 2016. The note was repaid in full in June 2016.

In connection with the May 6, 2016 Note Payable, the Company issued the investor restricted shares of common stock totaling 500,000.  The fair value of the restricted shares of common stock issued was based on the market price of the Company’s common stock on the date of issuance of the May 6, 2016 Note Payable.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value resulted in the Company recording a debt discount of $23,684. The discount was amortized in full to interest expense during the six months ended June 30, 2016.

On May 20, 2016, the Company entered into a securities purchase agreement with an unrelated third party investor in which the investor loaned the Company gross proceeds of $100,000 pursuant to a 3% promissory note (“May 20, 2016 Note Payable”).  The May 20, 2016 Note Payable bore interest at the rate of 3% per annum. The principal amount and interest were payable on February 21, 2017. The note was repaid in full in June 2016.

In connection with the May 20, 2016 Note Payable, the Company issued the investor restricted shares of common stock totaling 750,000.  The fair value of the restricted shares of common stock issued was based on the market price of the Company’s common stock on the date of issuance of the May 20, 2016 Note Payable.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value resulted in the Company recording a debt discount of $70,280. The discount was amortized in full to interest expense during the six months ended June 30, 2016.

Interest Expense

The Company recognized interest expense on the short-term loans payable and non-related party note payable and non-convertible debentures of $77,550, $88,915, $6,313, and $25,916 for the three and six months ended June 30, 2016 and 2015, respectively.  Amortization of the debt discount to interest expense during the three and six months ended June 30, 2016 and 2015 totaled $94,902, $95,371, $65,326, and $188,453, respectively.

Convertible Debentures - Third Quarter 2015 Financing

The following table summarizes the outstanding Third Quarter 2015 Convertible Debentures at December 31, 2015:

December 31, 2015

Investor 1 - July 27, 2015	$500,000
Investor 1 - September 30, 2015	100,000
Investor 2 - August 25, 2015	500,000
Investor 2 - September 21, 2015	100,000
Investor 3 – August 27, 2015	125,000
1,325,000
Plus: Original issue discount (10%)	132,500
Face amount	1,457,500
Less: Debt discount	(1,050,041)
Carrying value	407,459
Less: Current portion	(407,459)
Convertible debentures – long-term	$-

In the third quarter of 2015, the Company entered into Securities Purchase Agreements with three (3) accredited investors (the “Buyers”), pursuant to which the Company received aggregate gross proceeds of $1,325,000 (net of OID) pursuant to which it sold:

Six (6) Convertible Promissory Notes of the Company. Two in the principal amount of $275,000, one for $550,000, one for $137,500, and two for $110,000 (each a “Q3 2015 Note” and collectively the “Q3 2015 Notes”) (the Q3 2015 Notes were sold at a 10% OID and the Company received an aggregate total of $1,242,500 in funds thereunder after debt issuance costs of $82,500). The principal amount due under the Q3 2015 Notes was $1,457,500. The Q3 2015 Notes and accrued interest were convertible into shares of common stock of the Company (the “Common Stock”) beginning six (6) months from the date of execution, at a conversion price of $0.15 per share, with certain adjustment provisions noted below. The maturity date of the first and second Q3 2015 Note was August 26, 2016. The third Q3 2015 Note had a maturity date of September 24, 2016, the fourth had a maturity date of September 26, 2016, the fifth was October 20, 2016 and the sixth was October 29, 2016. The Q3 2015 Notes bore interest on the unpaid principal amount at the rate of five percent (5%) per annum from the date of issuance until the same became due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Notwithstanding the foregoing, upon the occurrence of an Event of Default as defined in such Q3 2015 Note, a “Default Amount” equal to the sum of (i) the principal amount, together with accrued interest due thereon through the date of payment payable at the holder’s option in cash or common stock and (ii) an additional amount equal to the principal amount payable at the Company’s option in cash or common stock. For purposes of payments in common stock, the following conversion formula applied: the conversion price shall be the lower of: (i) the fixed conversion price ($0.15) or (ii) 60% multiplied by the volume weighted average price of the Company’s common stock during the ten consecutive trading days immediately prior to the later of the Event of Default or the end of the applicable cure period. Certain other conversion rates applied in the event of the sale or merger of the Company, default and other defined events. The embedded conversion feature of these notes contained anti-dilution protection, therefore, were treated as derivative instruments (see Note 9).

The Company could have prepaid the Q3 2015 Notes at any time on the terms set forth in the Q3 2015 Notes at the rate of 115% of the then outstanding balance of the Q3 2015 Notes. Under the terms of the Q3 2015 Notes, the Company could not effect certain corporate and business actions during the term of the Q3 2015 Notes, although some could have been done with proper notice. Pursuant to the Purchase Agreement, with certain exceptions, the Note holder had a right of participation during the term of the Q3 2015 Notes; additionally, the Company granted the Q3 2015 Note holder registration rights for the shares of common stock underlying the Q3 2015 Notes pursuant to Registration Rights Agreements.

In addition, a Registration Rights Agreement was signed and, as a result, the Company filed a Registration Statement on September 11, 2015 and filed an Amended Form S–1 on October 26, 2015 and November 12, 2015.

During the six months ended June 30, 2016, the Q3 2015 Notes holders elected to convert all principal and interest outstanding of $1,515,635 into 10,104,228 shares of common stock at a conversion price of $0.15 per share (see Note 8).  As a result of the conversion of the outstanding principal and interest balance into shares of common stock, the fair value of the embedded conversion feature derivative liabilities of $2,018,565 on the date of conversion was reclassified to additional paid-in capital (see Note 9) and the remaining unamortized debt discount was amortized to interest expense during the six months ended June 30, 2016.

Convertible Debentures - Second Quarter 2016 Financing

The following table summarizes the outstanding Second Quarter 2016 Convertible Debentures at June 30, 2016:

June 30, 2016

Investor 1 – June 30, 2016	$1,000,000
Investor 2 – June 30, 2016	250,000
Investor 3 – June 30, 2016	250,000
Sub-total of gross proceeds received	1,500,000
Plus: Original issue discount (10%)	150,000
Face amount	1,650,000
Less: Debt discount	(1,650,000)
Carrying value	-
Less: Current portion	-
Convertible debentures – long-term	$-

In the second quarter of 2016, the Company entered into Securities Purchase Agreements with three accredited investors (the “Investors”), pursuant to which the Company received aggregate gross proceeds of $1,500,000 (net of OID) pursuant to which it sold:

Three Convertible Promissory Notes of the Company. Two in the principal amount of $275,000 and one for $1,000,000 (each a “Q2 2016 Note” and collectively the “Q2 2016 Notes”) (the Q2 2016 Notes were sold at a 10% OID and the Company received an aggregate total of $1,305,000 in funds thereunder after debt issuance costs of $195,000). The funds from the Q2 2016 Notes were held in escrow and released to the Company on July 6, 2016. The principal amount due under the Q2 2016 Notes is $1,650,000. The Q2 2016 Notes and accrued interest are convertible into shares of common stock of the Company at a conversion price of $0.25 per share, with certain adjustment provisions noted below. The maturity date of the Q2 2016 Note is July 30, 2017. The Q2 2016 Notes bear interest on the unpaid principal amount at the rate of five percent (5%) per annum from the date of issuance until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Notwithstanding the foregoing, upon the occurrence of an Event of Default as defined in such Q2 2016 Note, a “Default Amount” equal to the sum of (i) the principal amount, together with accrued interest due thereon through the date of payment payable at the holder’s option in cash or common stock and (ii) an additional amount equal to the principal amount payable at the Company’s option in cash or common stock. For purposes of payments in common stock, the following conversion formula shall apply: the conversion price shall be the lower of: (i) the fixed conversion price ($0.25) or (ii) 75% multiplied by the volume weighted average price of the Company’s common stock during the ten consecutive trading days immediately prior to the later of the Event of Default or the end of the applicable cure period. For purposes of the Investors request of repayment in cash but the Company is unable to do so, the following conversion formula shall apply: the conversion price shall be the lower of: (i) the fixed conversion price ($0.25) or (ii) 60% multiplied by the lowest daily volume weighted average price of the Company’s common stock during the ten consecutive trading days immediately prior to the conversion. Certain other conversion rates apply in the event of the sale or merger of the Company, default and other defined events.

The Company may prepay the Q2 2016 Notes at any time on the terms set forth in the Q2 2016 Notes at the rate of 110% of the then outstanding balance of the Q2 2016 Notes. Under the terms of the Q2 2016 Notes, the Company shall not effect certain corporate and business actions during the term of the Q2 2016 Notes, although some may be done with proper notice. Pursuant to the Securities Purchase Agreements, with certain exceptions, the Investors have a right of participation during the term of the Q2 2016 Notes; additionally, the Company granted the Q2 2016 Note holders registration rights for the shares of common stock underlying the Q2 2016 Notes up to $1,000,000 pursuant to Registration Rights Agreements.

In addition, bundled with the convertible debenture, the Company sold:

1.
A common stock purchase warrant to each Investor, which allows the Investors to purchase an aggregate of 1,500,000 shares of common stock and the placement agent to purchase 680,000 shares of common stock (aggregating 2,180,000 shares of the Company’s common stock) at an exercise price of $0.40 per share (see Note 8); and

2.	3,750,000 restricted shares of common stock to the Investors.

 In addition, a Registration Rights Agreement was signed and, as a result, the Company is expected to file a Registration Statement in August 2016.

The Company allocated the proceeds from the Q2 2016 Notes to the convertible debenture, warrants and restricted shares of common stock issued based on their relative fair values.  The Company determined the fair value of the warrants using the Black-Scholes Option Pricing Model with the following range of assumptions:

June 30, 2016
Expected terms (in years)	5.00
Expected volatility	229%
Risk-free interest rate	1.01%
Dividend yield	-

The fair value of the restricted shares of common stock issued to Investors in July 2016 was based on the market price of the Company’s common stock on the date of issuance of the Q2 2016 Notes.  The allocation of the proceeds to the warrants and restricted shares of common stock based on their relative fair values resulted in the Company recording a debt discount of $186,526 and $472,814, respectively.  The remaining proceeds of $840,660 were initially allocated to the debt. The Company determined that the embedded conversion features in the Q2 2016 Notes were a derivative instrument which was required to be bifurcated from the debt host contract and recorded at fair value as a derivative liability.  The fair value of the embedded conversion features at issuance was determined using a Path-Dependent Monte Carlo Simulation (see Note 9 for assumptions used to calculate fair value).  The initial fair value of the embedded conversion features were $1,409,664, of which, $470,824 is recorded as a debt discount.  The initial fair value of the embedded conversion feature derivative liabilities in excess of the proceeds allocated to the debt, after the allocation of debt proceeds to the deferred financing costs, was $938,840, and was immediately expensed and recorded as interest expense during the three and six months ended June 30, 2016 in the accompanying condensed consolidated statement of operations.  The Q2 2016 Notes were also issued at an OID of 10% and the OID of $150,000 was recorded as an addition to the principal amount of the Q2 2016 Notes and a debt discount in the accompanying condensed consolidated balance sheet.

Total deferred financing costs incurred in connection with the Q2 2016 Notes was $369,836, of which, $140,836 is the fair value of the warrants to purchase 680,000 shares of common stock issued to the placement agents.  The deferred financing costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Q2 2016 Notes.

Interest Expense

The Company recognized interest expense on the Q3 2015 Notes and Q2 2016 Notes of $13,213 and $31,381 for the three and six months ended June 30, 2016. The debt discount recorded for the Q2 2016 Notes are being amortized as interest expense over the term of the Q2 2016 Notes using the effective interest method.  Total amortization of the debt discount on the Q3 2015 Notes and Q2 2016 Notes to interest expense for the three and six months ended June 30, 2016 was $690,021 and $1,050,041, respectively.

NOTE 6 – DEBENTURES – RELATED PARTY

The following table summarizes the long-term outstanding debentures to a related party at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Line of credit convertible debenture – related party	$290,192	$409,192
2014 non-convertible debenture – related party	25,000	25,000
Total	315,192	434,192
Less : Debt discount	(5,445)	(17,720)
Carrying value	309,747	416,472
Less: Current portion	(309,747)	(391,472)
Total long-term debentures – related party	$-	$25,000

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

During the six months ended June 30, 2016 and 2015, the Company borrowed $0 and $113, respectively, under the LOC Convertible Debenture and it repaid $119,000 during the six months ended June 30, 2016. The Company recorded a beneficial conversion feature of $1,611 and $3,444 for the three and six months ended June 30, 2016. As of June 30, 2016, the Company owed $290,192 in principal amount under the LOC Convertible Debenture and there was approximately $1.7 million remaining on the line of credit and available to use.  The Company repaid the outstanding LOC Convertible Debenture balance in full in August 2016.

2014 Non-Convertible Note – Related Party

On January 29, 2014, the Company issued an 8% note, in the amount of $25,000, to the Company’s CEO. The principal amount and interest were payable on January 22, 2015. This note was amended to extend the maturity date until January 22, 2017. This note is still outstanding at June 30, 2016 and was repaid in full in August 2016.

Interest Expense

The Company recognized interest expense on the outstanding debentures to a related party totaling $6,944, $15,306, $11,437, and $26,817 during the three and six months ended June 30, 2016 and 2015, respectively. Amortization of the debt discount to interest expense during the three and six months ended June 30, 2016 and 2015 totaled $5,448, $15,719, $16,192 and $31,964, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related Party Borrowings

There were several related party borrowings which are described in more detail in Note 6.

Accrued Compensation – Related Party

Accrued compensation includes accruals for employee wages and vacation pay. The components of accrued compensation as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Wages	$1,411,821	$1,178,909
Vacation	198,292	170,371
Payroll taxes on the above	112,405	93,510
Total	1,722,518	1,442,790
Classified as long-term	(906,928)	(906,928)
Accrued compensation	$815,590	$535,862

Accrued employee wages at June 30, 2016 and December 31 2015 are entirely related to wages owed to the Company’s CEO. Under the terms of his employment agreement, wages are to be accrued but no payment made for so long as payment of such salary would jeopardize the Company’s ability to continue as a going concern. The CEO started to receive salary in the third quarter of 2015. Under the third quarter 2015 financing agreement, salaries prior to January 1, 2015 could not be repaid until the debentures were repaid in full or otherwise extinguished by conversion or other means and, accordingly, the accrued compensation is shown as a long-term liability.  During the period ended June 30, 2016, the Q3 2015 Notes was fully converted. The Company does not expect to pay such amount classified as long-term within the next twelve months. As of June 30, 2016 and December 31, 2015, the remaining accrued compensation of $815,590 and $535,862, respectively, is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Capital Stock

The Company is authorized to issue 150,000,000 shares, all of which are common stock with a par value of $0.001 per share.

Issuances of Common Stock

On January 6, 2016 and April 5, 2016, the Company entered into a consulting agreement with a third party pursuant to which the Company agreed to issue, over the term of the agreements, an aggregate of 1,560,000 shares of Company common stock in exchange for services to be rendered. During the six months ended June 30, 2016, the Company issued 1,110,000 shares under the agreement related to services provided and recognized the fair value of the shares issued of $67,260 in general and administrative expense in the accompanying condensed consolidated statement of operations.  The 1,110,000 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of the Company’s common stock on the date of vesting.

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

On February 10, 2016, the Company entered into an investor relations service agreement with a third party pursuant to which the Company agreed to issue, over the term of the agreement, 3,000,000 shares of Company common stock in exchange for services to be rendered. During the six months ended June 30, 2016, the Company issued 2,500,000 shares under the agreement related to services provided and recognized the fair value of the shares issued of $242,500 in general and administrative expense in the accompanying condensed consolidated statement of operations. The 2,500,000 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of the Company’s common stock on the date of vesting.

On February 19, 2016, the Company entered into a consulting agreement with a third party, pursuant to which the Company agreed to issue, over the term of the agreement, 1,750,000 shares of Company common stock in exchange for services to be rendered. During the six months ended June 30, 2016, the Company issued 1,625,000 shares under the agreement related to services provided in connection with the acquisition of Beyond Human (see Note 3) and recognized the fair value of the shares issued of $122,263 in general and administrative expense in the accompanying condensed consolidated statement of operations. The 1,625,000 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of the Company’s common stock on the date of vesting.

In April 2016, the Company issued 3,193,446 shares of common stock upon the cashless exercise of warrants to purchase 4,797,724 shares of common stock.  Upon exercise of the warrants, the fair value of the warrant derivative liability on the date of exercise was reclassified to additional paid-in capital (see Note 9).

In April and May 2016, the Company issued 550,000 shares of common stock for services and recorded an expense of $54,900, which is included in general and administrative expense in the accompanying condensed consolidated statement of operations. The 550,000 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of the Company’s common stock on the date of vesting.

On April 27, 2016, the Company entered into an investor relations service agreement with a third party pursuant to which the Company agreed to issue 300,000 shares of Company common stock in exchange for services to be rendered over the 3 month term of the agreement. The shares of common stock issued were non-forfeitable and the fair value of $28,500 was based on the market price of the Company’s common stock on the date of vesting. During the six months ended June 30, 2016, the Company recognized $19,000 in general and administrative expense in the accompanying condensed consolidated statement of operations.  At June 30, 2016, the remaining $9,500 is included in prepaid expenses in the accompanying condensed consolidated balance sheet and will be expensed over the remaining term of the agreement.

In May 2016, the Company issued 1,250,000 shares of restricted common stock to certain note holders in connection with their notes payable.  The relative fair value of the shares of restricted common stock issued was determined to be $93,964 and was recorded as a debt discount (see Note 5).

In May and June 2016, the Buyers of the Q3 2015 Notes elected to convert $1,515,635 in principal and interest into 10,104,228 shares of common stock (see Note 5). Upon conversion, the fair value of the embedded conversion feature derivative liability on the date of conversion was reclassified to additional paid-in capital (see Note 9).

During the six months ended June 30, 2016, the Company issued 215,000 shares of common stock for legal fees in connection with the Semprae merger transaction and recognized the fair value of the shares issued of $64,500 in general and administrative expense in the accompanying condensed consolidated statement of operations.

During the six months ended June 30, 2016, the Company issued 18,887,859 shares of common stock in exchange for vested restricted stock units.

Common Stock Subscribed but Unissued

In connection with the issuance of the Q2 2016 Notes, the Company was to issue restricted shares of common stock totaling 3,750,000 to the Investors. The restricted shares of common stock were not issued until July 2016 and thus the relative fair value of the restricted shares of common stock totaling $472,814 was recorded as common stock subscribed but unissued in the accompanying condensed consolidated balance sheet (see Note 5).  The amount will be reclassified to common stock par value and additional paid-in capital upon issuance in July 2016.

2013 Equity Plan

The Company has issued common stock, restricted stock units and stock option awards to employees, non-executive directors and outside consultants under the 2013 Incentive Plan, which was approved by the Company’s Board of Directors in February of 2013. The 2013 Incentive Plan allows for the issuance of up to 10,000,000 shares of the Company’s common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The exercise price for all equity awards issued under the 2013 Incentive Plan is based on the fair market value of the common stock. Currently, because the Company’s common stock is quoted on the OTCQB, the fair market value of the common stock is equal to the last-sale price reported by the OTCQB as of the date of determination, or if there were no sales on such date, on the last date preceding such date on which a sale was reported. Generally, each vested stock unit entitles the recipient to receive one share of Company common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date. Restricted stock units can vest according to a schedule or immediately upon award. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards, and have a ten-year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based. As of June 30, 2016, 386,153 shares were available under this plan.

2014 Equity Plan

The Company has issued common stock, restricted stock units and stock option awards to employees, non-executive directors and outside consultants under the 2014 Incentive Plan, which was approved by the Company’s Board of Directors in November 2014. The 2014 Incentive Plan allows for the issuance of up to 20,000,000 shares of the Company’s common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The exercise price for all equity awards issued under the 2014 Incentive Plan is based on the fair market value of the common stock. Currently, because the Company’s common stock is quoted on the OTCQB, the fair market value of the common stock is equal to the last-sale price reported by the OTCQB as of the date of determination, or if there were no sales on such date, on the last date preceding such date on which a sale was reported. Generally, each vested stock unit entitles the recipient to receive one share of Company common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date. Restricted stock units can vest according to a schedule or immediately upon award. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards and have a ten-year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based. As of June 30, 2016, 950,001 shares were available under this plan.

Stock-Based Compensation

The stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 was $111,885, $636,518, $121,192 and $751,710, respectively, for the issuance of restricted stock units and stock options to management, directors and consultants.  The Company calculates the fair value of the restricted stock units based upon the quoted market value of the common stock at the date of grant. The Company calculates the fair value of each stock option award on the date of grant using Black-Scholes.

Stock Options

For the six months ended June 30, 2016 and 2015, the following weighted average assumptions were utilized for the stock options granted during the period:

	2016	2015
Expected life (in years)	10.0	6.0
Expected volatility	227.9%	222.8%
Average risk free interest rate	1.77%	1.54%
Dividend yield	0%	0%
Grant date fair value	$0.16	$0.14

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

The following table summarizes the number of stock options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2015	196,000	$0.31	9.0	-
Granted	58,500	$0.09	10.0	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2016	254,500	$0.22	8.8	$16,145

Vested at June 30, 2016	254,500	$0.22	8.8	$16,145

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding stock options and the quoted price of the Company’s common stock at June 30, 2016.  During the three and six months ended June 30, 2016 and 2015, the Company recognized stock-based compensation from stock options of $4,000, $9,500, $887 and $2,711, respectively.

Restricted Stock Units

The following table summarizes the number of restricted stock units activity for the six months ended June 30, 2016 under both plans:

Restricted Stock Units
Outstanding at December 31, 2015	17,554,736
Granted	10,787,947
Exchanged	(18,887,859)
Cancelled	-
Outstanding at June 30, 2016	9,454,824

Vested at June 30, 2016	7,561,071

The vested restricted stock units at June 30, 2016 have not settled and are not showing as issued and outstanding shares of the Company but are considered for earnings per share calculations. Settlement of these vested restricted stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of the Company, or (iii) 10 years from date of issuance. Settlement of vested restricted stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the board of directors and is subject to certain criteria having been fulfilled by the recipient.

During the six months ended June 30, 2016, the Company issued 10,787,947 restricted stock units to employees and board members. In 2016, 787,948 were from the 2013 Plan and vested immediately and the remaining 9,999,999 were from the 2014 Plan.  A total of 6,000,001 of 9,999,999 restricted stock units vested immediately and the remaining 3,999,998 vested upon the closing of the Beyond Human asset acquisition.  In January 2016, the board of directors approved for grant 3,999,998 restricted stock units to employees and board members subject to the increase in the authorized shares available under the 2014 Plan or the adoption of a new equity inventive plan. The restricted stock units were to vest upon the achievement of a certain milestone by the Company.  The restricted stock units were not considered granted under ASC 718 until such time as the authorized shares under the 2014 Plan were increased or a new equity incentive plan was approved.  In June 2016, these restricted stock units were cancelled by the board of directors.  The grant date fair value of restricted stock units issued during the six months ended June 30, 2016 was $450,269. For the three and six months ended June 30, 2016 and 2015, the Company recognized $107,885, $627,018, $120,305 and $748,999, respectively, of stock-based compensation expense for the vested units. As of June 30, 2016, compensation expense related to unvested shares not yet recognized in the condensed consolidated statement of operations was $265,125 and will be recognized over 0.75 years.

Warrants

In 2014, the Company issued 380,973 warrants in connection with a note payable. The warrants have an exercise price of $0.10 and expire December 6, 2018. Warrants to purchase 245,157 shares of common stock were exercised under the cashless exercise provisions of the warrant agreement in July 2016 (see Note 10).

In February 2014, the Company issued 250,000 warrants in connection with a convertible debenture. The warrants had an exercise price of $0.50 per share and was to expire on February 13, 2019. On March 6, 2015 the Company entered into an agreement with the note holder to extend the convertible debenture for six months. As consideration for the extension, the Company issued the note holder an additional 250,000 warrants, reduced the exercise price of the warrants from $0.50 to $0.30 per share and extended the expiration date to March 12, 2020. The warrants were also amended to include certain anti-dilution protection, including protection upon dilutive issuances. In connection with the third quarter 2015 convertible debenture financing, the exercise price of these warrants was reduced to $0.0896 per share and an additional 1,173,410 warrants were issued per the anti-dilution protection afforded in the warrant agreement during the year ended December 31, 2015. These warrants were exercised under the cashless exercise provisions of the warrant agreement in April 2016.  In connection with the exercise of the warrants, the Company agreed to reduce the exercise price of these warrants to $0.07 per share which resulted in an additional 469,447 warrants being issued in April 2016 prior to exercise.  The warrants exercised were classified as derivative liabilities and, upon exercise, the fair value of the warrant derivative liability was reclassified to additional paid-in capital (see Note 9).

In January 2015, the Company issued 500,000 warrants in connection with a non-convertible debenture. The warrants are exercisable for five years from the closing date at an exercise price of $0.30 per share of common stock or January 21, 2020. The warrants contain anti-dilution protection, including protection upon dilutive issuances. In connection with the third quarter 2015 convertible debenture financing, the exercise price of these warrants was reduced to $0.0896 per share and an additional 1,173,410 warrants were issued per the anti-dilution protection afforded in the warrant agreement during the year ended December 31, 2015. These warrants were exercised under the cashless exercise provisions of the warrant agreement in April 2016.  In connection with the exercise of the warrants, the Company agreed to reduce the exercise price of these warrants to $0.0565 per share which resulted in an additional 981,457 warrants being issued in April 2016 prior to exercise.  The warrants exercised were classified as derivative liabilities and, upon exercise, the fair value of the warrant derivative liability was reclassified to additional paid-in capital (see Note 9).

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

In connection with the Third Quarter 2015 Financing the Company issued 1,808,333 warrants with an exercise price of $0.30 per share and expire in 2020. Warrants to purchase 635,000 shares of common stock were exercised in July 2016 (see Note 10).

In connection with the Second Quarter 2016 Financing the Company issued 2,180,000 warrants to the Investors and placement agents with an exercise price of $0.40 per share and expire in 2021.

At June 30, 2016 and December 31, 2015, there are 5,206,011 and 6,372,831 fully vested warrants outstanding, respectively.

Net Loss per Share

The weighted average shares of common stock outstanding used in the basic and diluted net loss per share calculation for the three and six months ended June 30, 2016 was 77,455,497 and 62,335,408, respectively.

The weighted average restricted stock units vested but deferred until the employee or director resigns outstanding used in the basic and diluted net loss per share calculation for the three and six months ended June 30, 2016 was 7,940,349 and 7,935,925, respectively.

The total weighted average shares outstanding used in the basic and diluted net loss per share calculation for the three and six months ended June 30, 2016 was 85,395,846 and 70,271,333, respectively.

The weighted average restricted stock units, vested but deferred until the employee or director resigns, outstanding during the three and six months ended June 30, 2015 was 11,392,909 and 9,316,897, respectively.  The total weighted average shares outstanding during the three and six months ended June 30, 2015 would have been 52,209,676 and 47,226,561, respectively.  There would have been no impact on the previously reported basic and diluted net loss per share for the three months ended June 30, 2015 but there would have been a decrease in the previously reported basic and diluted net loss per share for the six months ended June 30, 2015 of $0.01 per share.

The following table shows the anti-dilutive shares excluded from the calculation of basic and diluted net loss per common share as of June 30, 2016 and 2015:

	As of June 30,
	2016	2015
Gross number of shares excluded:
Restricted stock units - unvested	1,893,753	6,274,572
Stock options	254,500	134,000
Convertible debentures and accrued interest	6,600,000	2,281,128
Warrants	5,206,011	1,630,973
Total	13,954,264	10,320,673

The above table does not include the ANDA Consideration Shares related to the Novalere acquisition, as they are considered contingently issuable (see Note 3).

NOTE 9 – DERIVATIVE LIABILITIES

The warrants issued in connection with certain previously outstanding debentures are measured at fair value and classified as a liability because these warrants contain anti-dilution protection and therefore, cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under FASB ASC 815. The estimated fair value of the warrants was determined using the Probability Weighted Black-Scholes Option-Pricing Model, resulting in a value of $226,297 at the date of issuance. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first. The anti-dilution protection for the warrants survives for the life of the warrants which ends in January 2020 and March 2020.  Certain of these warrants were exercised under the cashless exercise provisions of the warrant agreement in April 2016 and, as a result, the fair value of the warrant derivative liability on the date of exercise totaling $518,224 was reclassified to additional paid-in capital (see Note 8).

The assumptions for the Probability Weighted Black-Scholes Option-Pricing Model for the six months ended June 30, 2016 are represented in the table below for the warrants issued in connection with the debentures, reflected on a per share common stock equivalent basis.

June 30, 2016
Expected life (in years)	3.56 – 3.95
Expected volatility	222.7% -229.7%
Average risk free interest rate	0.86% - 1.07%
Dividend yield	0%

The Company has determined the embedded conversion features of the Q3 2015 Notes and Q2 2016 Notes (see Note 5) to be derivative liabilities because the terms of the embedded conversion features contain anti-dilution protection and therefore, cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under FASB ASC 815.  The embedded conversion features are to be measured at fair value and classified as a liability with subsequent changes in fair value recorded in earnings at the end of each reporting period.  The Company has determined the fair value of the derivative liabilities using a Path-Dependent Monte Carlo Simulation.  The fair value of the derivative liabilities using such option pricing model will be affected by changes in inputs to that model and is based on the individual characteristics of the embedded conversion features on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate, credit spread, and probability of default by the Company and acquisition of the Company.  The Company will continue to classify the fair value of the embedded conversion features as a liability until the conversion features are exercised, expire or are amended in a way that would no longer require these embedded conversion features to be classified as a liability, whichever comes first.  During the six months ended June 30, 2016, the Q3 2015 Notes were fully converted into shares of common stock which resulted in the fair value of the embedded conversion feature derivative liability on the date of conversion of $2,018,565 to be reclassified to additional paid-in capital (see Note 8).  The anti-dilution protection for the embedded conversion features survive the life of the Q2 2016 Notes which mature at June 30, 2017.

The derivative liabilities are a Level 3 fair value measurement in the fair value hierarchy and a summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s embedded conversion feature derivative liabilities that are categorized within Level 3 of the fair value hierarchy during the six months ended June 30, 2016 is as follows:

June 30, 2016
Stock price	$0.05 – $0.32
Strike price	$0.15 – $0.25
Expected life (in years)	0.26 – 1.08
Expected volatility	121% – 274%
Average risk free interest rate	0.28% – 0.46%
Dividend yield	–

At June 30, 2016, the estimated Level 3 fair values of the embedded conversion feature and warrant derivative liabilities measured on a recurring basis are as follows:

	Fair value	Level 1	Level 2	Level 3	Total
Embedded conversion feature derivative liabilities	$1,409,664	$-	$-	$1,409,664	$1,409,664
Warrant derivative liabilities	181,098	-	-	181,098	181,098
Total	$1,590,762	$-	$-	$1,590,762	$1,590,762

The following table presents the activity for the Level 3 embedded conversion feature and warrant derivative liabilities measured at fair value on a recurring basis for the six months ended June 30, 2016:

 Fair Value Measurements Using Level 3 Inputs

Warrant derivative liabilities
Beginning balance December 31, 2015	$432,793
Reclassification of fair value of warrant derivative liability to additional paid-in capital upon exercise of warrants	(518,224)
Change in fair value	266,529
Ending balance June 30, 2016	$181,098

Embedded conversion feature derivative liabilities
Beginning balance December 31, 2015	$301,779
Fair value of Q2 2016 Notes embedded conversion feature derivative liability	1,409,664
Reclassification of fair value of embedded conversion feature derivative liability to additional paid-in capital upon conversions of Q3 2015 Notes	(2,018,565)
Change in fair value	1,716,786
Ending balance June 30, 2016	$1,409,664

NOTE 10 – SUBSEQUENT EVENTS

In July and August 2016, the Company received notifications from five of its warrant holders on their intent to exercise their warrants totaling 792,500 at an exercise price of $0.30 per share.  The Company received gross cash proceeds of $237,750.

In July 2016, the Company received notification from one of its warrant holders on their intent to exercise their warrants under the cashless exercise provisions of their respective warrant agreement.  The Company issued 191,908 shares of common stock for the cashless exercise of warrants to purchase 245,157 shares of common stock at an exercise price of $0.10 per share.

In July 2016, the Company issued 100,000 shares of common stock to an employee in exchange for vested restricted stock units.

In July 2016, the Company issued 750,000 shares of common stock to various consultants for services rendered and the fair value of the common stock issued was approximately $180,000.

In July 2016, the Company issued 100,000 shares of common stock to Centric Research Institute pursuant to the asset purchase agreement dated April 19, 2013.  The shares were issued as a milestone payment due under the asset purchase agreement and the fair value of the common stock was approximately $28,000.

On July 15, 2016 and July 25, 2016, the Company entered into Securities Purchase Agreements with six accredited investors, pursuant to which the Company received aggregate gross cash proceeds of $1,500,000 (net of OID of $153,889) for the sale of convertible promissory notes, warrants and shares of restricted common stock. The Company issued warrants to purchase 1,500,000 shares of common stock at a price per share of $0.40, as well as an aggregate 3,750,000 restricted shares of common stock to the investors. The terms of these Securities Purchase Agreements have the same rights and terms as the Q2 2016 Notes (see Note 5 above), with the exception of the convertible promissory notes issued on July 25, 2016, which have a maturity date of August 25, 2017.  The June 30, 2016, July 15, 2016 and July 25, 2016 investments are part of a $3,000,000 total offering of convertible debentures.

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

Overview

We are an emerging pharmaceutical company engaged in the commercialization, licensing, and development of safe and effective non-prescription medicine and consumer care products to improve men’s and women’s health and vitality and respiratory diseases.  We market directly or through commercial partners to primary care physicians, urologists, gynecologists and therapists, and directly to consumers through on-line channels, retailers and wholesalers. Our business model leverages our ability to acquire and in-license commercial products that are supported by scientific, and or clinical evidence, place them through our existing supply chain, retail and on-line channels to tap new markets and drive demand for such products and to establish physician relationships. We currently market thirteen products in the United States and six in multiple countries around the world through our commercial partners: (a) BTH® Testosterone Booster, (b) BTH® Human Growth Agent, (c) Zestra® for female arousal and (d) EjectDelay® for premature ejaculation and has an additional five marketed products in this space, including (e) Sensum+® for the indication of reduced penile sensitivity, (for sales outside the U.S. only), (f) Zestra Glide®, (g) Vesele® for promoting sexual and cognitive health, (i) Androferti® (in the US and Canada) to support overall male reproductive health and sperm quality, (j) BTH Vision Formula, (k) BTH Blood Sugar, among others. In addition the Company has a pipeline of three additional products including FlutiCare™ OTC for Allergic Rhinitis, if its ANDA is approved by the U.S. FDA, Urocis® XR, a proprietary extended release of Vaccinium Marcocarpon (cranberry) shown to provide 24 hour coverage in the body to increase compliance of the use of the product to get full benefit, and AndroVit®, a proprietary supplement to support overall prostate and male sexual health currently marketed in Europe. AndroVit® was specifically formulated with ingredients known to support the normal prostate health and vitality and male sexual health.

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

Sales and Marketing Strategy

Our sales and marketing strategy is based on (a) working with direct commercial channel partners in the U.S. and also directly marketing the products ourselves to physicians, urologists, gynecologists and therapists and to other healthcare providers and (b) working with exclusive commercial partners outside of the U.S. that would be responsible for sales and marketing in those territories. We market and distribute our products in the U.S. through retailers, wholesalers and online channels. The Company promotes its products directly to physicians, urologists, gynecologists and therapists and to other healthcare providers through a co-promotion partnership with Consortia Health. Our strategy outside the U.S. is to partner with companies who can effectively market and sell our products in their countries through their direct marketing and sales teams. The strategy of using our partners to commercialize our products is designed to limit our expenses and fix our cost structure, enabling us to increase our reach while minimizing the incremental spending impact on the Company. With the acquisition of Beyond Human assets, the Company acquired their proprietary sales and marketing infrastructure for direct to consumer sales and is working to integrate all of its products into this platform

Results of Operations for the Three and Six Months Ended June 30, 2016 Compared with the Three and Six Months Ended June 30, 2015

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ Change	% Change
NET REVENUES:
Product sales, net	$1,019,520	$178,473	$841,047	471.2%
License revenues	-	5,000	(5,000)	(100.0)%
	1,019,520	183,473	836,047	455.7%

OPERATING EXPENSES:
Cost of product sales	262,934	64,029	198,905	310.6%
Research and development	3,892	-	3,892	100.0%
General and administrative	1,195,087	901,968	239,119	32.5%
Total Operating Expenses	1,461,913	965,997	495,916	51.3%
LOSS FROM OPERATIONS	(442,393)	(782,524)	(340,131)	(43.5)%

Interest expense	(1,877,149)	(97,484)	1,779,665	1,825.6%
Other income	111	-	111	100.0%
Change in fair value of derivative liability	(2,040,909)	15,735	(2,056,644)	(13,070.5)%
NET LOSS	$(4,360,340)	$(864,273)	3,496,067	404.5%

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	$ Change	% Change
NET REVENUES:
Product sales, net	$1,243,983	$375,325	$868,658	231.4%
License revenues	1,000	5,000	(4,000)	(80.0)%
	1,244,983	380,325	864,658	227.3%

OPERATING EXPENSES:
Cost of product sales	383,057	140,449	242,608	172.7%
Research and development	3,892	-	3,892	100.0%
General and administrative	2,518,320	2,349,970	168,350	7.2%
Total Operating Expenses	2,905,269	2,490,419	414,850	16.7%
LOSS FROM OPERATIONS	(1,660,286)	(2,110,094)	(449,808)	(21.3)%

Interest expense	(2,273,584)	(271,366)	2,002,218	737.8%
Loss on extinguishment of debt	-	(32,500)	(32,500)	(100.0)%
Other income	1,876	-	1,876	100.0%
Change in fair value of derivative liability	(1,983,315)	47,929	(2,031,244)	(4,238.0)%
NET LOSS	$(5,915,309)	$(2,366,031)	3,549,278	150.0%

Net Revenues: The Company recognized net revenues of $1,019,520 and $1,244,983 for the three and six months ended June 30, 2016 compared to $183,473 and $380,325 for the three and six months ended June 30, 2015. The increase in revenue for the three and six months ended June 30, 2016 was caused by the product sales from the asset acquisition of Beyond Human during the three months ended June 30, 2016 of approximately $918,000.  The increase in net revenues from the Beyond Human product sales was offset by decreases in our other existing products as we concentrated our sales efforts on the Beyond Human products.

 Cost of Product Sales: We recognized cost of product sales of $262,934 and $383,057 for the three and six months ended June 30, 2016 compared to $64,029 and $140,449 for the three and six months ended June 30, 2015. The cost of product sales includes the cost of inventory, shipping and royalties. The increase in cost of product sales is a result of higher shipping costs due to an increase in the number of units shipped.  The increase in the gross margin is due to the higher margins earned on our product sales from Beyond Human products compared to our existing products.

 Research and Development: We recognized research and development expenses of $3,892 for the three and six months ended June 30, 2016 compared to no expenses for the three and six months ended June 30, 2015. The research and development expenses includes clinical costs incurred related to post marketing studies for Sensum+ and EjectDelay.

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

General and administrative expenses were $1,195,087 and $2,518,320 for the three and six months ended June 30, 2016 compared to $901,968 and $2,349,970 for the three and six months ended June 30, 2015. The increase was primarily due to an increase in marketing and sales. We expect our general and administrative expenses to increase most notably in the area of compensation as we build our business and increase our sales and commercialization efforts of our products.

Interest Expense: Interest expense primarily includes interest related to the Company’s debt, amortization of debt discounts and the fair value of the embedded conversion feature derivative liability in excess of the proceeds allocated to the debt (see Notes 5, 6 and 9 to the accompanying condensed consolidated financial statements). Due to the shares, warrants and cash discounts provided to our lenders, the effective interest rate is significantly higher than the coupon rate.  The increase in interest expense reflects the larger amount of debt discount amortization due to the convertible debt financing completed in the third quarter of 2015, the fair value of the embedded conversion feature in the convertible debt financing in the second quarter of 2016 and the note payable financings in February and May 2016.

Change in Fair Value of Derivative Liabilities: Change in fair value of derivative liabilities primarily includes the change in the fair value of the warrants and embedded conversion features classified as derivative liabilities. The increase in the loss on change in fair value of derivative liabilities is due to the increase in the Company’s stock price during the three months ended June 30, 2016.

Liquidity and Capital Resources

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments, primarily to related parties including directors and officers. Combined with minimal revenue, these funds have provided us with the resources to operate our business, to sell and support our products, attract and retain key personnel, and add new products to our portfolio. To date, we have experienced net losses each year since our inception. As of June 30, 2016, we had an accumulated deficit of $21,349,904 and a working capital deficit of $2,026,504.

The Company has raised funds through the issuance of debt and the sale of common stock. The Company has also issued equity instruments in certain circumstances to pay for services from vendors and consultants. In June and July 2016, the Company raised $3,000,000 in gross proceeds from the issuance of convertible debentures to eight investors (see Notes 5 and 10 to the accompanying condensed consolidated financial statements) for working capital purposes. In the event the Company does not pay the convertible debentures upon their maturity, or after the remedy period, the principal amount and accrued interest on the convertible debentures is convertible, at the Company’s option, to common stock at 60% of the volume weighted average price (“VWAP”) during the ten consecutive trading day period preceding the date of conversion.

As of August 8, 2016, we had approximately $2.3 million in cash and $2.0 million in cash available for use under the line of credit convertible debenture with our CEO. The Company expects that its existing capital resources, revenues from sales of its products and upcoming sales milestone payments from the commercial partners signed for its products, along with the funds currently available for use under the line of credit convertible debenture with our CEO and equity instruments available to pay certain vendors and consultants will be sufficient to allow the Company to continue its operations, commence the product development process and launch selected  products through at least the next 12 months. In addition, the Company’s CEO, who is also a major shareholder, has deferred the payment of his salary earned thru June 30, 2016.

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

During the six months ended June 30, 2016 and 2015, the Company borrowed $0 and $113, respectively, under the LOC Convertible Debenture and it repaid $119,000 during 2016. The Company recorded a beneficial conversion feature of $1,611 and $3,444 for the  three and six months ended June 30, 2016 and, as of June 30, 2016, the Company owed $290,192 in principal amount under the LOC Convertible Debenture and there was approximately $1.7 million remaining on the line of credit and available to use.

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

Convertible Debentures - Second Quarter 2016 Financing

In the second quarter of 2016, the Company entered into Securities Purchase Agreements with three accredited investors (the “Investors”), pursuant to which the Company received aggregate gross proceeds of $1,500,000 (net of OID) pursuant to which it sold:

Three Convertible Promissory Notes of the Company. Two in the principal amount of $275,000 and one for $1,000,000 (each a “Q2 2016 Note” and collectively the “Q2 2016 Notes”) (the Q2 2016 Notes were sold at a 10% OID and the Company received an aggregate total of $1,305,000 in funds thereunder after debt issuance costs of $195,000). The principal amount due under the Q2 2016 Notes is $1,650,000. The Q2 2016 Notes and accrued interest are convertible into shares of common stock of the Company at a conversion price of $0.25 per share, with certain adjustment provisions noted below. The maturity date of the Q2 2016 Note is July 30, 2017. The Q2 2016 Notes bear interest on the unpaid principal amount at the rate of five percent (5%) per annum from the date of issuance until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Notwithstanding the foregoing, upon the occurrence of an Event of Default as defined in such Q2 2016 Note, a “Default Amount” equal to the sum of (i) the principal amount, together with accrued interest due thereon through the date of payment payable at the holder’s option in cash or common stock and (ii) an additional amount equal to the principal amount payable at the Company’s option in cash or common stock. For purposes of payments in common stock, the following conversion formula shall apply: the conversion price shall be the lower of: (i) the fixed conversion price ($0.25) or (ii) 75% multiplied by the volume weighted average price of the Company’s common stock during the ten consecutive trading days immediately prior to the later of the Event of Default or the end of the applicable cure period. For purposes of the Investors request of repayment in cash but the Company is unable to do so, the following conversion formula shall apply: the conversion price shall be the lower of: (i) the fixed conversion price ($0.25) or (ii) 60% multiplied by the lowest daily volume weighted average price of the Company’s common stock during the ten consecutive trading days immediately prior to the conversion. Certain other conversion rates apply in the event of the sale or merger of the Company, default and other defined events.

The Company may prepay the Q2 2016 Notes at any time on the terms set forth in the Q2 2016 Notes at the rate of 110% of the then outstanding balance of the Q2 2016 Notes. Under the terms of the Q2 2016 Notes, the Company shall not effect certain corporate and business actions during the term of the Q2 2016 Notes, although some may be done with proper notice. Pursuant to the Securities Purchase Agreements, with certain exceptions, the Investors have a right of participation during the term of the Q2 2016 Notes; additionally, the Company granted the Q2 2016 Note holders registration rights for the shares of common stock underlying the Q2 2016 Notes up to $1,000,000 pursuant to Registration Rights Agreements.

July 2016 Convertible Debentures

On July 15, 2016 and July 25, 2016, the Company entered into Securities Purchase Agreements with six accredited investors, pursuant to which the Company received aggregate gross cash proceeds of $1,500,000 (net of OID of $153,889) for the sale of convertible promissory notes, warrants and shares of restricted common stock (“July 2016 Notes”). The Company issued warrants to purchase 1,500,000 shares of common stock at a price per share of $0.40, as well as an aggregate 3,750,000 restricted shares of common stock to the investors. The terms of these Securities Purchase Agreements have the same rights and terms as the Q2 2016 Notes (see above), with the exception of the convertible promissory notes issued on July 25, 2016, which have a maturity date of August 25, 2017.  The Q2 2016 Notes and July 2016 Notes are part of a $3,000,000 total offering of convertible debentures.

Cash Flows

For the six months ended June 30, 2016, cash provided by operating activities was $256,152, consisting primarily of the net loss for the period of $5,915,309, which was primarily offset by non-cash common stock, restricted stock units and stock options issued for services and compensation of $1,223,941, amortization of debt discount of $1,161,131, change in fair value of derivative liabilities of $1,983,315, fair value of the embedded conversion feature in excess of allocated proceeds of $938,840 and amortization of intangible assets of $335,685. Additionally, working capital changes consisted of cash increases of $55,242 related to a decrease in accounts receivable from cash collections from customers, $56,147 related to increase in accrued interest on our notes payable and convertible debentures, and $378,563 related to an increase in accounts payable and accrued expenses, partially offset by a cash decrease related to the increase in security deposits of $37,460.

For the six months ended June 30, 2016, cash used in investing activities was $6,565 which consisted of purchases of property and equipment.

For the six months ended June 30, 2016, cash used in financing activities was $107,355, consisting primarily of the repayment of short-term loans payable of $180,995, notes payable of $226,660 and the related-party line of credit convertible debenture of $119,000, offset by of net proceeds from notes payable of $416,500.

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

As of June 30, 2016, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of expanding its financial and accounting department to maintain the effectiveness of its internal controls due to the accounting complexities of the recent financing transactions.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company may be a party to legal proceedings. The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended June 30, 2016, the Company issued 3,485,000 shares of its common stock valued at $381,910 in exchange for services under the Company’s existing consulting and service agreements with third parties.

For the three months ended June 30, 2016, the Company issued 1,250,000 shares of its common stock valued at $93,964 in connection with the issuance of notes payable.

For the three months ended June 30, 2016, the Company issued 3,193,446 shares of its common stock upon the cashless exercise of warrants to purchase 4,797,724 shares of common stock.

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

Innovus Pharmaceuticals, Inc.
(Registrant)

Dated: August 15, 2016	/s/ Bassam Damaj
Bassam Damaj, President and Chief
Executive Officer

INDEX TO EXHIBITS

Exhibit No.		Description
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

4.5	*	10% Debenture by and between the Company and Lourmarin Corporation Pension Trust, dated as of May 4, 2016.
4.6	*	Securities Purchase Agreement by and between the Company and Vista Capital Investments LLC, dated as of May 6, 2016.
4.7	*	Promissory Note by and between the Company and Vista Capital Investments, LLC, dated as of May 6, 2016.
4.8		Form of Securities Purchase Agreement, dated June 30, 2016 (Incorporated by reference to Exhibit 4.1 to Innovus’ Current Report on Form 8-K filed July 6, 2016)
4.9		Form of Convertible Promissory Note, dated June 30, 2016 (Incorporated by reference to Exhibit 4.2 to Innovus’ Current Report on Form 8-K filed July 6, 2016)
4.10		Form of Convertible Promissory Note, dated June 30, 2016 (Incorporated by reference to Exhibit 4.2 to Innovus’ Current Report on Form 8-K filed July 6, 2016)
4.11		Form of Common Stock Purchase Warrant Agreement, dated June 30, 2016 (Incorporated by reference to Exhibit 4.3 to Innovus’ Current Report on Form 8-K filed July 6, 2016)
4.12		Form of Registration Rights Agreement, dated June 30, 2016 (Incorporated by reference to Exhibit 4.4 to Innovus’ Current Report on Form 8-K filed July 6, 2016)

31.1		Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.

**
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language of such filing.