Form 10-Q
period 2016-09-30
INNOVUS PHARMACEUTICALS, INC.
filed 2016-11-15
CIK 1411879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2016
or
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

Outstanding Shares

As of November 10, 2016, the registrant had 106,080,636 shares of common stock outstanding.

-i-

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,454,545	$55,901
Accounts receivable, net	30,875	83,097
Prepaid expenses and other current assets	1,179,212	53,278
Inventories	396,772	254,443
Total current assets	3,061,404	446,719

PROPERTY AND EQUIPMENT, NET	32,235	35,101

OTHER ASSETS
Deposits	14,958	14,958
Goodwill	549,368	549,368
Intangible assets, net	5,401,571	5,300,859
TOTAL ASSETS	$9,059,536	$6,347,005

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,623,547	$155,503
Accrued compensation	517,846	535,862
Deferred revenue and customer deposits	11,000	24,079
Accrued interest payable	30,656	79,113
Short-term loans payable	-	230,351
Derivative liabilities – embedded conversion features	1,091,544	301,779
Derivative liabilities – warrants	239,049	432,793
Contingent consideration	22,104	-
Current portion of note payable and non-convertible debenture, net of debt discount of $3,750 and $0, respectively	274,536	73,200
Line of credit convertible debenture and non-convertible debenture – related parties, net of debt discount of $0 and $17,720, respectively	-	391,472
Convertible debentures, net of debt discount of $1,474,342 and $1,050,041, respectively	410,580	407,459
Total current liabilities	4,220,862	2,631,611

NON-CURRENT LIABILITIES
Accrued compensation – less current portion	1,506,010	906,928
Note payable and non-convertible debenture, net of current portion and debt discount of $1,405 and $0, respectively	132,593	-
Line of credit convertible debenture and non-convertible debenture – related parties, net of current portion	-	25,000
Contingent consideration – less current portion	3,207,700	3,229,804
Total non-current liabilities	4,846,303	4,161,732

TOTAL LIABILITIES	9,067,165	6,793,343

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock: 150,000,000 shares authorized, at $0.001 par value, 104,164,880 and 47,141,230 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	104,165	47,141
Additional paid-in capital	25,663,922	14,941,116
Accumulated deficit	(25,775,716)	(15,434,595)
Total stockholders' deficit	(7,629)	(446,338)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,059,536	$6,347,005

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
NET REVENUES:
Product sales, net	$1,882,129	$179,744	$3,126,112	$555,069
License revenues	-	-	1,000	5,000
Net revenues	1,882,129	179,744	3,127,112	560,069

OPERATING EXPENSES:
Cost of product sales	331,227	102,359	714,284	242,808
Research and development	43,775	-	47,667	-
Sales and marketing	1,972,155	80,682	2,257,166	132,778
General and administrative	1,779,048	650,539	4,012,357	2,948,413
Total operating expenses	4,126,205	833,580	7,031,474	3,323,999

LOSS FROM OPERATIONS	(2,244,076)	(653,836)	(3,904,362)	(2,763,930)

OTHER INCOME AND (EXPENSES):
Interest expense	(3,727,168)	(473,360)	(6,000,752)	(744,726)
Loss on extinguishment of debt	-	-	-	(32,500)
Other income, net	194,744	-	196,620	-
Change in fair value of derivative liabilities	1,350,688	268,449	(632,627)	316,378
Total other expense, net	(2,181,736)	(204,911)	(6,436,759)	(460,848)

NET LOSS	$(4,425,812)	$(858,747)	$(10,341,121)	$(3,224,778)

NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED	$(0.04)	$(0.02)	$(0.12)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING – BASIC AND DILUTED	104,972,645	55,076,819	86,498,234	50,486,501

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(10,341,121)	$(3,224,778)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,431	24,943
Allowance for doubtful accounts	918	-
Common stock, restricted stock units and stock options issued for services and board compensation	1,889,837	1,288,993
Loss on extinguishment of debt	-	32,500
Stock issued for interest on debt amendment	-	48,000
Gain on return of shares of common stock issued in Semprae merger	-	(115,822)
Imputed interest on contingent consideration	30,302	-
Non-cash gain on contingent consideration	(194,781)	-
Change in fair value of derivative liabilities	632,627	(316,378)
Fair value of embedded conversion feature in convertible debentures in excess of allocated proceeds	2,756,899	71,462
Amortization of debt discount	2,997,061	555,362
Amortization of intangible assets	513,767	387,011
Changes in operating assets and liabilities, net of acquisition amounts
Accounts receivable	51,304	123,372
Prepaid expenses and other current assets	(450,394)	27,324
Deposits	-	9,394
Inventories	(142,329)	(45,245)
Accounts payable and accrued expenses	928,044	(53,794)
Accrued compensation	581,066	407,860
Accrued interest payable	10,976	11,254
Deferred revenue and customer deposits	(13,079)	(17,470)
Net cash used in operating activities	(739,472)	(786,012)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,565)	(9,540)
Purchase of intangible assets	-	(3,276)
Payments on Beyond Human contingent consideration	(150,000)	-
Net cash used in investing activities	(156,565)	(12,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) line of credit convertible debenture – related party	(409,192)	114
Proceeds from short-term loans payable	21,800	50,000
Payments on short-term loans payable	(252,151)	(23,811)
Proceeds from notes payable and convertible debentures	3,074,000	1,455,000
Payments on notes payable	(384,916)	(402,933)
Proceeds from warrant exercises	310,140	-
Financing costs in connection with convertible debentures	(40,000)	(82,500)
Proceeds from non-convertible debentures – related party	-	50,000
Payments on non-convertible debentures – related party	(25,000)	(105,000)
Net cash provided by financing activities	2,294,681	940,870

NET CHANGE IN CASH	1,398,644	142,042

CASH AT BEGINNING OF PERIOD	55,901	7,479

CASH AT END OF PERIOD	$1,454,545	$149,521

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$205,456	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable, convertible debentures and accrued interest	$2,935,900	$167,000
Reclassification of the fair value of the embedded conversion features from derivative liability to additional paid-in capital upon conversion	$2,962,666	$-
Cashless exercise of warrants	$3,385	$-
Reclassification of the fair value of the warrants from derivative liability to additional paid-in capital upon cashless exercise	$518,224	$-
Common stock issued for acquisition	$-	$2,071,625
Relative fair value of common stock issued in connection with notes payable recorded as debt discount	$93,964	$-
Relative fair value of warrants issued in connection with convertible debentures recorded as debt discount	$445,603	$89,551
Relative fair value of common stock issued in connection with convertible debentures recorded as debt discount	$1,127,225	$374,474
Fair value of embedded conversion feature derivative liabilities recorded as debt discount	$687,385	$830,322
Fair value of warrants issued to placement agents in connection with convertible debentures recorded as debt discount	$357,286	$68,419
Fair value of the contingent consideration for acquisition	$314,479	$2,862,300
Fair value of warrant derivative liabilities recorded as debt discount	$-	$226,297
Proceeds from note payable paid to seller in connection with acquisition	$300,000	$-
Financing costs paid with proceeds from note payable	$7,500	$-
Fair value of unamortized non-forfeitable common stock issued to consultant included in prepaid expenses and other current assets	$135,540	$-
Fair value of non-forfeitable common stock to be issued to consultant included in prepaid expenses and other current assets and accounts payable and accrued expenses	$540,000	$-
Issuance of shares of common stock for vested restricted stock units	$19,229	$-
Return of shares of common stock related to license agreement	$-	$38,000
Common stock issued in connection with debt amendment	$-	$48,000
Fair value of beneficial conversion feature on line of credit convertible debenture – related party	$3,444	$6,275

See accompanying notes to these condensed consolidated financial statements.

 INNOVUS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Innovus Pharmaceuticals, Inc., together with its subsidiaries (collectively referred to as “Innovus”, “we”, “our” or the “Company”) is a Nevada formed, San Diego, California-based emerging commercial stage pharmaceutical company delivering over-the-counter medicines and consumer care products for men’s and women’s health and respiratory diseases.

We generate revenues from sixteen commercial products in the United States, including six of these commercial products in multiple countries around the world through our commercial partners. Our commercial product portfolio includes (a) BTH® Testosterone Booster, (b) BTH® Human Growth Agent, (c) Zestra® for female arousal, (d) EjectDelay® for premature ejaculation, (e) Sensum+® for reduced penile sensitivity, (f) Zestra Glide®, (g) Vesele® for promoting sexual health, (h) Androferti® to support overall male reproductive health and sperm quality, (i) RecalMax™ for cognitive brain health (j) BTH® GCBE (k) BTH® Vision Formula, (l) BTH® Blood Sugar, (m) BTH® Colon Cleans, (n) BTH® Ketones, (o) BTH® Krill Oil and (p) BTH® Omega 3 Fish Oil. While we generate revenues from the sale of our commercial products, most revenue is currently generated by Vesele®, Zestra®, Zestra® Glide, RecalMax™, Sensum +® and BTH® Testosterone Booster.

Pipeline Products

Fluticare™ (Fluticasone propionate nasal spray). Innovus acquired the worldwide rights to market and sell the Fluticare™ brand (Fluticasone propionate nasal spray) and the related manufacturing agreement from Novalere FP in February 2015. The Over-the-Counter (“OTC”) Abbreviated New Drug Application (“ANDA”) filed at the end of 2014 by the manufacturer with the U.S. Food and Drug Administration (“FDA”), subject to FDA approval, may allow the Company to market and sell Fluticare™ OTC. An ANDA is an application for a U.S. generic drug approval for an existing licensed medication or approved drug.

UriVarx™. On September 29, 2016, the Company entered into a product license agreement with Seipel Group Pty Ltd. (Australia) to in-license their Urox® formulation for the indication of overactive bladders and urinary incontinence. The Company is expected to commercialize this licensed product formulation under the name UriVarx™ in the U.S. in November 2016.

Xyralid®. Xyralid® is an OTC FDA monograph compliant drug containing the active drug ingredient lidocaine and indicated for the relief of the pain and symptoms caused by hemorrhoids. The Company expects to commercialize this product around the end of 2016.

Urocis® XR. On October 27, 2015, the Company entered into an exclusive distribution agreement with Laboratorios Q Pharma (Spain) to distribute and commercialize Urocis® XR in the U.S. and Canada. Urocis® XR is a proprietary extended release of Vaccinium Marcocarpon (cranberry) shown to provide 24 hour coverage in the body.

AndroVit®. On October 27, 2015, the Company entered into an exclusive distribution agreement with Laboratorios Q Pharma (Spain) to distribute and commercialize AndroVit® in the U.S. and Canada. AndroVit® is a proprietary supplement to support overall prostate and male sexual health currently marketed in Europe.  AndroVit® was specifically formulated with ingredients known to support normal prostate health and vitality and male sexual health.

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and these unaudited condensed consolidated financial statements as of and for the periods ended September 30, 2016 and 2015 have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries: FasTrack Pharmaceuticals, Inc., Semprae Laboratories, Inc. (“Semprae”) and Novalere, Inc. (“Novalere”). All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the period ended September 30, 2016, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016 or for any future period.  Certain items have been reclassified to conform to the current year presentation.

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

Liquidity

The Company’s operations have been financed primarily through proceeds from convertible debentures, revenues generated from the launch of its products and commercial partnerships signed for the sale and distribution of its products domestically and internationally. These funds have provided the Company with the resources to operate its business, sell and support its products, attract and retain key personnel and add new products to its portfolio. The Company has experienced net losses from operations each year since its inception. As of September 30, 2016, the Company had an accumulated deficit of $25,775,716 and a working capital deficit of $1,159,458.

The Company has raised funds through the issuance of debt and the sale of common stock. The Company has also issued equity instruments in certain circumstances to pay for services from vendors and consultants. In June and July 2016, the Company raised $3,000,000 in gross proceeds from the issuance of convertible debentures to eight investors (see Note 5). In the event the Company does not pay the convertible debentures upon their maturity, or after the remedy period, the principal amount and accrued interest on the convertible debentures is convertible at the Company’s option to common stock at the lower of the fixed conversion price or 60% of the volume weighted average price (“VWAP”) during the ten consecutive trading day period preceding the date of conversion. In February 2016, the Company also raised $550,000 in funds from a note payable with net proceeds of $242,500 to the Company, which was used to pay for the asset acquisition of Beyond Human, LLC (see Note 5), a Texas limited liability company (“Beyond Human”) and for working capital purposes.

As of November 8, 2016, we had approximately $0.9 million in cash and approximately $296,000 of cash collections held by our third-party merchant service provider.  During the nine months ended September 30, 2016 we had net cash used in operating activities of $739,472 primarily from purchasing inventory to support our growing revenues and certain prepayments of annual expenses. The Company expects that its existing capital resources, revenues from sales of its products and upcoming sales milestone payments from the commercial partners signed for its products, and equity instruments available to pay certain vendors and consultants, will be sufficient to allow the Company to continue its operations, commence the product development process and launch selected products through at least the next 12 months. In addition, the Company’s CEO, who is also a significant shareholder, has deferred the payment of his salary earned thru June 30, 2016 for at least the next 12 months. The Company’s actual needs will depend on numerous factors, including timing of introducing its products to the marketplace, its ability to attract additional Ex-U.S. distributors for its products and its ability to in-license in non-partnered territories and/or develop new product candidates. The Company may also seek to raise capital, debt or equity from outside sources to pay for further expansion and development of its business and to meet current obligations. Such capital may not be available to the Company when it needs it or on terms acceptable to the Company, if at all.

Fair Value Measurement

The Company’s financial instruments are cash, accounts receivable, accounts payable, accrued liabilities, derivative liabilities, contingent consideration and debt. The recorded values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature.  The recorded fair value of the convertible debentures, net of debt discount, is based upon the relative fair value calculation of the common stock and warrants issued in connection with the convertible debentures and the fair value of the embedded conversion features. The fair values of the warrant derivative liabilities and embedded conversion feature derivative liabilities are based upon the Black Scholes Option Pricing Model (“Black-Scholes”) and the Path-Dependent Monte Carlo Simulation Model calculations, respectively, and are a Level 3 measurement (see Note 9). The fair value of the contingent acquisition consideration is based upon the present value of expected future payments under the terms of the agreements and is a Level 3 measurement (see Note 3).  Based on borrowing rates currently available to the Company, the carrying values of the notes payable and convertible debentures approximate their respective fair values.

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

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. Cash held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Accounts receivable consist primarily of online sales of Zestra® to U.S. based retailers and Ex-U.S. partners. The Company also requires a percentage of payment in advance for product orders with its larger partners. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Revenues consist primarily of product sales and licensing rights to market and commercialize our products.  The Company had no customers that accounted for 10% or greater of its total net revenues during the three and nine months ended September 30, 2016. Four customers accounted for 67% of total gross accounts receivable as of September 30, 2016. The Company had three customers that accounted for 43% of its total net revenues during the nine months ended September 30, 2015 and had two customers that accounted for 38% of its total net revenues during the three months ended September 30, 2015. Two customers accounted for 73% of gross accounts receivable as of December 31, 2015.

Over 90% of our sales are currently within the United States and Canada. The balance of the sales are to various other countries, none of which is 10 percent or greater.

Debt Issuance Costs

Debt issuance costs represent costs incurred in connection with the issuance of the convertible debentures during the third quarter of 2015 and the note payable and convertible debentures during the nine months ended September 30, 2016. Debt issuance costs related to the issuance of the convertible debentures and note payable are recorded as a reduction to the debt balances in the accompanying condensed consolidated balance sheets.  The debt issuance costs are being amortized to interest expense over the term of the financing instruments using the effective interest method.

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

Income Taxes

Income taxes are provided for using the asset and liability method whereby deferred tax assets and liabilities are recognized using current tax rates on the difference between the consolidated financial statement carrying amounts and the respective tax basis of the assets and liabilities. The Company provides a valuation allowance on deferred tax assets when it is more likely than not that such assets will not be realized.

The Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. There were no uncertain tax positions at September 30, 2016 and December 31, 2015.

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

License Revenues: The license agreements the Company enters into normally generate three separate components of revenue: 1) an initial payment due on signing or when certain specific conditions are met; 2) royalties that are earned on an ongoing basis as sales are made or a pre-agreed transfer price and 3) sales-based milestone payments that are earned when cumulative sales reach certain levels. Revenue from the initial payments or licensing fee is recognized when all required conditions are met. Royalties are recognized as earned based on the licensee’s sales. Revenue from the sales-based milestone payments is recognized when the cumulative revenue levels are reached. The achievement of the sales-based milestone underlying the payment to be received predominantly relates to the licensee’s performance of future commercial activities. FASB ASC 605-28, Milestone Method, (“ASC 605-28”) is not used by the Company as these milestones do not meet the definition of a milestone under ASC 605-28 as they are sales-based and similar to a royalty and the achievement of the sales levels is neither based, in whole or in part, on our performance, a specific outcome resulting from our performance, nor is it a research or development deliverable.

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

The estimated reserve for sales returns and allowances, which is included in accounts payable and accrued expenses, was approximately $104,000 and $5,000 at September 30, 2016 and December 31, 2015, respectively.

Advertising Expenses

Advertising costs, which primarily includes print and online media advertisements, are expensed as incurred and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. Advertising costs were approximately $1.4 million and $1.6 million for the three and nine months ended September 30, 2016, respectively. Advertising costs for the three and nine months ended September 30, 2015 were less than $1,000.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and vested but deferred restricted stock units during the period presented. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three and nine months ended September 30, 2016 and 2015, basic net loss per share is the same as diluted net loss per share as a result of the Company’s common stock equivalents being anti-dilutive.  See Note 8 for more details.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect the Company are classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-15 will have on our condensed consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively adjust the consolidated financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Measurement period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior-period information had been revised. The guidance is effective for annual periods beginning after December 15, 2015 and is to be applied prospectively to adjustments of provisional amounts that occur after the effective date. Early application is permitted. The adoption of this ASU during the nine months ended September 30, 2016 did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

NOTE 2 – LICENSE AGREEMENTS

Seipel Group Pty Ltd. In-License Agreement

On September 29, 2016, the Company and Seipel Group Pty Ltd. (“SG”) entered into a license and purchase agreement (“SG License Purchase Agreement”) pursuant to which the Company acquired the rights to use, market and sell SG’s proprietary dietary supplement formula known as Urox® for bladder support in the U.S. and worldwide. Under this agreement, the Company has agreed to certain minimum purchase order requirements and is obligated to pay a brokerage fee of $200,000 which is included in sales and marketing expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet at September 30, 2016.

CRI In-License Agreement

On April 19, 2013, the Company and Centric Research Institute (“CRI”) entered into an asset purchase agreement (the “CRI Asset Purchase Agreement”) pursuant to which the Company acquired:

●
all of CRI’s rights in past, present and future Sensum+® product formulations and presentations, and

●
an exclusive, perpetual license to commercialize Sensum+® products in all territories except for the United States.

On June 9, 2016, the Company and CRI amended the CRI Asset Purchase Agreement (“Amended CRI Asset Purchase Agreement”) to provide the Company commercialization rights for Sensum+® in the United States through its Beyond Human marketing platform.

In consideration for the CRI Asset Purchase Agreement, the Company issued 631,313 shares of common stock to CRI in 2013. The Company recorded an asset totaling $250,000 related to the CRI Asset Purchase Agreement and will amortize this amount over its estimated useful life of 10 years. Under the CRI Asset Purchase Agreement, the Company was required to issue to CRI shares of the Company’s common stock valued at an aggregate of $200,000 for milestones relating to additional clinical data to be received. As a result of the Amended CRI Asset Purchase Agreement, the Company and CRI agreed to settle the clinical milestone payments with a payment of 100,000 shares of restricted common stock. The fair value of the restricted shares of common stock of $23,000 was based on the market price of the Company’s common stock on the date of issuance and is included in research and development expense in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2016.

The CRI Asset Purchase Agreement also requires the Company to pay to CRI up to $7 million in cash milestone payments based on first achievement of annual Ex-U.S. net sales targets plus a royalty based on annual Ex-U.S. net sales. The obligation for these payments expires on April 19, 2023 or the expiration of the last of CRI’s patent claims covering the product or its use outside the U.S., whichever is sooner. No sales milestone obligations have been met and are considered owed to CRI under this agreement during the three and nine months ended September 30, 2016 and 2015, and royalties owed to CRI were immaterial and included in cost of product sales.

In consideration for the Amended CRI Asset Purchase Agreement, the Company is required to pay CRI a percentage of the monthly net profits, as defined in the agreement, from our sales of Sensum+® in the U.S. through our Beyond Human marketing platform. During the three and nine months ended September 30, 2016, no amounts are due to CRI under the Amended CRI Asset Purchase Agreement.

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

Under the agreement, Innovus received an upfront payment of $200,000 and is eligible to receive up to approximately $171 million upon and subject to the achievement of sales milestones based on cumulative supplied units of the licensed products in the Territory, plus a pre-negotiated transfer price per unit. We believe the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future sales-based milestones.

As the sales-based milestones do not meet the definition of a milestone under ASC 605-28, the Company will recognize the revenue from the milestone payments when the cumulative supplied units volume is met. During the three and nine months ended September 30, 2016 and 2015, the Company recognized $666, $12,229, $0 and $56,487, respectively, in revenue for the sales of products related to this agreement, and no revenue was recognized for the sales-based milestones of the agreement.

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

Under the agreement, Innovus received an upfront payment of $100,000 and is eligible to receive up to approximately CN $94.5 million ($72.2 million USD based on September 30, 2016 exchange rate) upon and subject to the achievement of sales milestones based on cumulative gross sales in Canada by Orimed plus double-digit tiered royalties based on Orimed’s cumulative net sales in Canada. We believe the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future sales-based milestones.

As the sales-based milestones do not meet the definition of a milestone under ASC 605-28, the Company will recognize the revenue from the milestone payments when the cumulative gross sales volume is met. The Company will recognize the revenue from the royalty payments on a quarterly basis when the cumulative net sales have been met.  During the three and nine months ended September 30, 2016 and 2015, under this agreement the Company recognized $0, $40,233, $0 and $49,376, respectively, in revenue for the sales of products and no revenue was recognized for the sales-based milestones. During the three and nine months ended September 30, 2016, the Company recognized royalty payments of $538 and $844, respectively, and no royalty payments were recognized during the three and nine months ended September 30, 2015.

BroadMed SAL Agreements

On May 24, 2016, the Company entered into an exclusive license and distribution agreement with BroadMed SAL, a Lebanese company, (“BroadMed”) under which Innovus granted to BroadMed an exclusive license to market and sell in Lebanon Innovus Pharma’s EjectDelay® for treating premature ejaculation. Under the agreement, the Company is eligible to receive up to $6.2 million in sales-based milestone payments. As the sales-based milestones do not meet the definition of a milestone under ASC 605-28, the Company will recognize the revenue from the milestone payments when the annual net sales volume is met. For the three and nine months ended September 30, 2016, the Company did not recognize revenue for the sales-based milestones of the agreement.

In April 2015, the Company entered into an exclusive license and distribution agreement with BroadMed under which Innovus granted to BroadMed an exclusive license to market and sell in Lebanon Innovus Pharma’s Sensum+® to increase penile sensitivity. Under the agreement, the Company received an upfront payment of $5,000 and is eligible to receive up to $11.1 million in annual sales-based milestone payments plus double-digit tiered royalties based on BroadMed’s cumulative net sales in Lebanon. We believe the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future sales-based milestones.

As the sales-based milestones do not meet the definition of a milestone under ASC 605-28, the Company will recognize the revenue from the milestone payments when the annual net sales volume is met. The Company will recognize the revenue from the royalty payments on a quarterly basis when the cumulative net sales have been met. For the nine months ended September 30, 2015, the Company recognized the $5,000 upfront payment under this agreement.  No amounts were received or recognized during the nine months ended September 30, 2016.

NOTE 3 – BUSINESS AND ASSET ACQUISITIONS

Acquisition of Assets of Beyond Human in 2016

On February 8, 2016, we entered into an Asset Purchase Agreement (“APA”), pursuant to which Innovus agreed to purchase substantially all of the assets of Beyond Human (the “Acquisition”) for a total cash payment of up to $662,500 (the “Purchase Price”). The Purchase Price was payable in the following manner:  (1) $300,000 in cash at the closing of the Acquisition (the “Initial Payment”), (2) $100,000 in cash four months from the closing upon the occurrence of certain milestones as described in the APA, (3) $100,000 in cash eight months from the closing upon the occurrence of certain milestones as described in the APA, and (4) $130,000 in cash in twelve months from the closing upon the occurrence of certain milestones as described in the APA.  An additional $32,500 in cash is due if certain milestones occur twelve months from closing.  The transaction closed on March 1, 2016.

The fair value of the contingent consideration is based on preliminary cash flow projections and other assumptions for the milestone payments and future changes in the estimate of such contingent consideration will be recognized as a charge to other expense.  The amortization of imputed interest on the contingent consideration is recorded to interest expense in the accompanying condensed consolidated statement of operations.

The total purchase price is summarized as follows:
Cash consideration	$300,000
Fair value of future earn out payments	314,479
Total	$614,479

The Company has preliminary recorded the purchase price of $614,479 as an intangible asset on March 1, 2016 for the trademarks and domain names associated with the Beyond Human products and marketing platform acquired.  The identifiable intangible assets are being amortized over their estimated useful lives of five years.

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

On September 6, 2016, the Company and the sellers entered into an agreement in which the Company agreed to pay the sellers $150,000 to settle the contingent consideration payments totaling $362,500 under the APA. The settlement agreement was not contemplated at the time of the acquisition and the fair value of the contingent consideration on the date of settlement was $344,781. As a result, the Company recorded a non-cash gain on contingent consideration of $194,781, which is included in other income, net in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2016, the Company recorded imputed interest expense of $7,968 and $30,302, respectively, which is included in interest expense in the accompanying condensed consolidated statement of operations.

Supplemental Pro Forma Information for Acquisition of Assets of Beyond Human (unaudited)

The following unaudited supplemental pro forma information for the nine months ended September 30, 2016 and 2015 and the three months ended September 30, 2015, assumes the asset acquisition of Beyond Human had occurred as of January 1, 2016 and 2015, giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of Beyond Human been operated as part of the Company since January 1, 2016 and 2015.

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	As Reported	Pro Forma (unaudited)	As Reported	Pro Forma (unaudited)
Net revenues	$3,119,126	$3,175,750	$555,069	$2,636,107
Net loss	$(10,341,121)	$(10,354,157)	$(3,224,778)	$(3,029,008)
Net loss per share of common stock – basic and diluted	$(0.12)	$(0.12)	$(0.06)	$(0.06)
Weighted average number of shares of common stock outstanding – basic and diluted	86,498,234	86,498,234	50,486,501	50,486,501

	Three Months Ended September 30, 2015
	As Reported	Pro Forma (unaudited)
Net revenues	$179,744	$772,337
Net loss	$(858,747)	$(850,364)
Net loss per share of common stock – basic and diluted	$(0.02)	$(0.02)
Weighted average number of shares of common stock outstanding – basic and diluted	55,076,819	55,076,819

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

With the Merger, the Company acquired the worldwide rights to market and sell the Fluticare™ brand (Fluticasone propionate nasal spray) and the related manufacturing agreement from Novalere FP. The Company currently anticipates that the ANDA filed in November 2014 by the manufacturer with the FDA may be approved in the fourth quarter of 2016, which, when and if approved, may allow the Company to market and sell Fluticare™ OTC in 2017.

Under the terms of the Merger Agreement, at the Closing Date, the Novalere Stockholders received 50% of the Consideration Shares (the “Closing Consideration Shares”) and the remaining 50% of the Consideration Shares (the “ANDA Consideration Shares”) will be delivered only if an ANDA of Fluticasone Propionate Nasal Spray of Novalere Manufacturing Partners (the “Target Product”) is approved by the FDA (the “ANDA Approval”). A portion of the Closing Consideration Shares and, if ANDA Approval was obtained prior to the 18 month anniversary of the Closing Date, a portion of the ANDA Consideration Shares, would have been held in escrow for a period of 18 months from the Closing Date to be applied towards any indemnification claims by the Company pursuant to the Merger Agreement.

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

The establishment of the fair value of the consideration for the Merger, and the allocation to identifiable tangible and intangible assets and liabilities, requires the extensive use of accounting estimates and management judgment. The fair values assigned to the assets acquired and liabilities assumed were based on estimates and assumptions. There has been no change to the estimated fair value of the contingent consideration of $2,905,425 through September 30, 2016. On November 12, 2016, the Company entered into an Amendment and Supplement to the Registration Rights and Stock Restriction Agreement with Novalere Holdings in which the Company agreed to issue the ANDA Consideration Shares of 12,947,655 (see Note 10).

Supplemental Pro Forma Information for Acquisition of Novalere (unaudited)

The following unaudited supplemental pro forma information for the nine months ended September 30, 2015, assumes the acquisition of Novalere had occurred as of January 1, 2015, giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Novalere been operated as part of the Company since January 1, 2015.

	Nine Months Ended September 30, 2015
	As Reported	Pro Forma (unaudited)
Net revenues	$555,069	$555,069
Net loss	$(3,224,778)	$(3,540,908)
Net loss per share of common stock – basic and diluted	$(0.06)	$(0.07)
Weighted average number of shares of common stock outstanding – basic and diluted	50,486,501	52,193,884

Purchase of Semprae Laboratories, Inc. in 2013

On December 24, 2013 (the “Semprae Closing Date”), the Company, through Merger Sub obtained 100% of the outstanding shares of Semprae in exchange for the issuance of 3,201,776 shares of the Company’s common stock, which shares represented fifteen percent of the total issued and outstanding shares of the Company as of the close of business on the Closing Date, whereupon Merger Sub was renamed Semprae Laboratories, Inc. Also, the Company agreed to pay $343,500 to the New Jersey Economic Development Authority (“NJEDA”) as settlement-in full for an outstanding loan of approximately $640,000 owed by the former stockholder’s of Semprae, in full satisfaction of the obligation to the NJEDA. In addition, the Company agreed to pay the former shareholders an annual royalty (“Royalty”) equal to five percent of the net sales from Zestra® and Zestra® Glide and any second generation products derived primarily therefrom (“Target Products”) up until the time that a generic version of such Target Product is introduced worldwide by a third party.

The agreement to pay the annual Royalty resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the condensed consolidated statements of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the Royalty was determined to be $308,273 at the date of acquisition. The fair value of the Royalty was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 40% commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. During the nine months ended September 30, 2016 and 2015 no amounts were paid under this arrangement.  There were no changes in the fair value of the expected royalties to be paid during the nine months ended September 30, 2016 and 2015. The fair value of contingent consideration was $324,379 at September 30, 2016 and December 31, 2015, based on the new estimated fair value of the consideration, net of the amounts to be returned to the Company as discussed above.

NOTE 4 – ASSETS AND LIABILITIES

Inventories

Inventories consist of the following:
	September 30,	December 31,
	2016	2015
Raw materials and supplies	$99,492	$77,649
Work in process	-	90,540
Finished goods	297,280	86,254
Total	$396,772	$254,443

Intangible Assets

Amortizable intangible assets consist of the following:

	September 30, 2016
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$1,032,076	$(154,489)	$877,587	5 - 15
Customer Contracts	611,119	(173,150)	437,969	10
Sensum+® License (from CRI)	234,545	(78,145)	156,400	10
Vesele® trademark	25,287	(6,257)	19,030	8
Novalere Mfg. Contract	4,681,000	(770,415)	3,910,585	10
Total	$6,584,027	$(1,182,456)	$5,401,571

	December 31, 2015
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$417,597	$(57,593)	$360,004	7 - 15
Customer Contracts	611,119	(127,316)	483,803	10
Sensum+® License (from CRI)	234,545	(60,554)	173,991	10
Vesele® trademark	25,287	(3,886)	21,401	8
Novalere Mfg. Contract	4,681,000	(419,340)	4,261,660	10
Total	$5,969,548	$(668,689)	$5,300,859

Amortization expense for the three and nine months ended September 30, 2016 and 2015 was $178,082, $513,767, $147,429 and $387,011, respectively. The following table summarizes the approximate expected future amortization expense as of September 30, 2016 for intangible assets:

Remainder of 2016	$178,000
2017	712,000
2018	712,000
2019	712,000
2020	712,000
2021	609,000
Thereafter	1,767,000
$5,402,000

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:
	September 30,	December 31,
	2016	2015
Prepaid insurance	$97,237	$27,816
Prepaid inventory	127,000	-
Merchant net settlement reserve receivable	228,855	-
Prepaid consulting and other expenses	50,580	25,462
Prepaid consulting and other service stock-based compensation expenses (see Note 8)	675,540	-
Total	$1,179,212	$53,278

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:
	September 30,	December 31,
	2016	2015
Accounts payable	$649,785	$63,826
Accrued credit card balances	55,391	91,037
Accrued royalties	54,956	-
Sales returns and allowances	103,533	-
Accrual for stock to be issued to consultants (see Note 8)	540,000	-
Accrual for amounts due under license agreement (see Note 2)	200,000	-
Accrued other	19,882	640
Total	$1,623,547	$155,503

NOTE 5 – NOTES PAYABLE AND DEBENTURES – NON-RELATED PARTIES

Short-Term Loans Payable

The short-term non-convertible financings were from three funding sources and all balances were guaranteed by the Company’s CEO.  The Company repaid these amounts in full in July 2016.

Note Payable and Non-Convertible Debentures

The following table summarizes the outstanding note payable and non-convertible debentures at September 30, 2016 and December 31, 2015:

	2016	2015
Note payable and non-convertible debenture:
February 2016 Note Payable	$412,284	$-
July 2015 Debenture (Amended August 2014 Debenture)	-	73,200
Total note payable and non-convertible debenture	412,284	73,200
Less: Debt discount	(5,155)	-
Carrying value	407,129	73,200
Less: Current portion	(274,536)	(73,200)
Note payable and non-convertible debenture, net of current portion	$132,593	$-

The following table summarizes the future minimum payments as of September 30, 2016 for the note payable and non-convertible debentures:

Remainder of 2016	$64,286
2017	293,013
2018	54,985
$412,284

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

May 2016 Debenture

On May 4, 2016, the Company issued a 10% non-convertible debenture to an unrelated third party investor in the principal amount of $24,000 (the “May 2016 Debenture”). The May 2016 Debenture bore interest at the rate of 10% per annum. The principal amount and interest were payable on May 4, 2017. The note was repaid in full in July 2016.

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

In connection with the May 6, 2016 Note Payable, the Company issued the investor restricted shares of common stock totaling 500,000.  The fair value of the restricted shares of common stock issued was based on the market price of the Company’s common stock on the date of issuance of the May 6, 2016 Note Payable.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value resulted in the Company recording a debt discount of $23,684. The discount was amortized in full to interest expense during the nine months ended September 30, 2016.

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

In connection with the May 20, 2016 Note Payable, the Company issued the investor restricted shares of common stock totaling 750,000.  The fair value of the restricted shares of common stock issued was based on the market price of the Company’s common stock on the date of issuance of the May 20, 2016 Note Payable.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value resulted in the Company recording a debt discount of $70,280. The discount was amortized in full to interest expense during the nine months ended September 30, 2016.

Interest Expense

The Company recognized interest expense on the short-term loans payable and non-related party note payable and non-convertible debentures of $42,652, $131,567, $62,863, and $84,779 for the three and nine months ended September 30, 2016 and 2015, respectively.  Amortization of the debt discount to interest expense during the three and nine months ended September 30, 2016 and 2015 totaled $938, $96,309, $97,617, and $286,070, respectively.

Convertible Debentures - Third Quarter 2015 Financing

The following table summarizes the outstanding Third Quarter 2015 Convertible Debentures at December 31, 2015:
December 31, 2015

Convertible debentures	$1,457,500
Less: Debt discount	(1,050,041)
Carrying value	407,459
Less: Current portion	(407,459)
Convertible debentures – long-term	$-

In the third quarter of 2015, the Company entered into Securities Purchase Agreements with three accredited investors (the “Buyers”), pursuant to which the Company received aggregate gross proceeds of $1,325,000 (net of OID) pursuant to which it sold:

Six convertible promissory notes of the Company totaling $1,457,500 (each a “Q3 2015 Note” and collectively the “Q3 2015 Notes”) (the Q3 2015 Notes were sold at a 10% OID and the Company received an aggregate total of $1,242,500 in funds thereunder after debt issuance costs of $82,500). The principal amount due under the Q3 2015 Notes was $1,457,500. The Q3 2015 Notes and accrued interest were convertible into shares of common stock of the Company (the “Common Stock”) beginning six months from the date of execution, at a conversion price of $0.15 per share, with certain adjustment provisions noted below. The maturity date of the first and second Q3 2015 Note was August 26, 2016. The third Q3 2015 Note had a maturity date of September 24, 2016, the fourth had a maturity date of September 26, 2016, the fifth was October 20, 2016 and the sixth was October 29, 2016. The Q3 2015 Notes bore interest on the unpaid principal amount at the rate of 5% per annum from the date of issuance until the same became due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.

Notwithstanding the foregoing, upon the occurrence of an Event of Default, as defined in such Q3 2015 Note, a Default Amount is equal to the sum of (i) the principal amount, together with accrued interest due thereon through the date of payment payable at the holder’s option in cash or common stock and (ii) an additional amount equal to the principal amount payable at the Company’s option in cash or common stock. For purposes of payments in common stock, the following conversion formula applied: the conversion price shall be the lower of: (i) the fixed conversion price ($0.15) or (ii) 60% multiplied by the volume weighted average price of the Company’s common stock during the ten consecutive trading days immediately prior to the later of the Event of Default or the end of the applicable cure period. Certain other conversion rates applied in the event of the sale or merger of the Company, default and other defined events. The embedded conversion feature of these notes contained anti-dilution protection, therefore, were treated as derivative instruments (see Note 9).

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

In addition, a Registration Rights Agreement was signed and, as a result, the Company filed a Form S-1 Registration Statement on September 11, 2015, filed an Amended Form S–1 on October 26, 2015, November 12, 2015 and December 10, 2015 and the Amended Form S-1 became effective December 18, 2015.

During the nine months ended September 30, 2016, the Q3 2015 Notes holders elected to convert all principal and interest outstanding of $1,515,635 into 10,104,228 shares of common stock at a conversion price of $0.15 per share (see Note 8).  As a result of the conversion of the outstanding principal and interest balance into shares of common stock, the fair value of the embedded conversion feature derivative liabilities of $2,018,565 on the date of conversion was reclassified to additional paid-in capital (see Note 9) and the remaining unamortized debt discount was amortized to interest expense during the nine months ended September 30, 2016.

Convertible Debentures - 2016 Financing

The following table summarizes the outstanding 2016 Convertible Debentures at September 30, 2016:
September 30, 2016

Convertible debentures	$1,884,922
Less: Debt discount	(1,474,342)
Carrying value	410,580
Less: Current portion	(410,580)
Convertible debentures – long-term	$-

In the second and third quarter of 2016, the Company entered into Securities Purchase Agreements with eight accredited investors (the “Investors”), pursuant to which the Company received aggregate gross proceeds of $3,000,000 (net of OID) pursuant to which it sold:

Nine convertible promissory notes of the Company totaling $3,303,889 (each a “2016 Note” and collectively the “2016 Notes”) (the 2016 Notes were sold at a 10% OID and the Company received an aggregate total of $2,657,500 in funds thereunder after debt issuance costs of $342,500). The 2016 Notes and accrued interest are convertible into shares of common stock of the Company at a conversion price of $0.25 per share, with certain adjustment provisions noted below. The maturity date of the 2016 Notes issued on June 30, 2016 and July 15, 2016 is July 30, 2017 and the maturity date of the 2016 Notes issued on July 25, 2016 is August 25, 2017. The 2016 Notes bear interest on the unpaid principal amount at the rate of 5% per annum from the date of issuance until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.

Notwithstanding the foregoing, upon the occurrence of an Event of Default, as defined in such 2016 Notes, a Default Amount is equal to the sum of (i) the principal amount, together with accrued interest due thereon through the date of payment payable at the holder’s option in cash or common stock and (ii) an additional amount equal to the principal amount payable at the Company’s option in cash or common stock. For purposes of payments in common stock, the following conversion formula shall apply: the conversion price shall be the lower of: (i) the fixed conversion price ($0.25) or (ii) 75% multiplied by the volume weighted average price of the Company’s common stock during the ten consecutive trading days immediately prior to the later of the Event of Default or the end of the applicable cure period. For purposes of the Investors request of repayment in cash but the Company is unable to do so, the following conversion formula shall apply: the conversion price shall be the lower of: (i) the fixed conversion price ($0.25) or (ii) 60% multiplied by the lowest daily volume weighted average price of the Company’s common stock during the ten consecutive trading days immediately prior to the conversion. Certain other conversion rates apply in the event of the sale or merger of the Company, default and other defined events.

The Company may prepay the 2016 Notes at any time on the terms set forth in the 2016 Notes at the rate of 110% of the then outstanding balance of the 2016 Notes. Pursuant to the Securities Purchase Agreements, with certain exceptions, the Investors have a right of participation during the term of the 2016 Notes; additionally, the Company granted the 2016 Note holders registration rights for the shares of common stock underlying the 2016 Notes up to $1,000,000 pursuant to Registration Rights Agreements. The Company filed a Form S-1 Registration Statement on August 9, 2016, filed an Amended Form S–1 on August 23, 2016 and August 24, 2016 and the Amended Form S-1 became effective August 25, 2016.

In addition, bundled with the convertible debenture, the Company sold:

1.
A common stock purchase warrant to each Investor, which allows the Investors to purchase an aggregate of 3,000,000 shares of common stock and the placement agent to purchase 1,220,000 shares of common stock (aggregating 4,220,000 shares of the Company’s common stock) at an exercise price of $0.40 per share (see Note 8); and

2.	7,500,000 restricted shares of common stock to the Investors.

The Company allocated the proceeds from the 2016 Notes to the convertible debenture, warrants and restricted shares of common stock issued based on their relative fair values.  The Company determined the fair value of the warrants using Black-Scholes with the following range of assumptions:

September 30, 2016
Expected terms (in years)	5.00
Expected volatility	229%
Risk-free interest rate	1.01 - 1.15%
Dividend yield	-

The fair value of the restricted shares of common stock issued to Investors was based on the market price of the Company’s common stock on the date of issuance of the 2016 Notes.  The allocation of the proceeds to the warrants and restricted shares of common stock based on their relative fair values resulted in the Company recording a debt discount of $445,603 and $1,127,225, respectively.  The remaining proceeds of $1,427,172 were initially allocated to the debt. The Company determined that the embedded conversion features in the 2016 Notes were a derivative instrument which was required to be bifurcated from the debt host contract and recorded at fair value as a derivative liability.  The fair value of the embedded conversion features at issuance was determined using a Path-Dependent Monte Carlo Simulation Model (see Note 9 for assumptions used to calculate fair value).  The initial fair value of the embedded conversion features were $3,444,284, of which, $687,385 is recorded as a debt discount.  The initial fair value of the embedded conversion feature derivative liabilities in excess of the proceeds allocated to the debt, after the allocation of debt proceeds to the debt issuance costs, was $2,756,899, and was immediately expensed and recorded as interest expense during the nine months ended September 30, 2016 in the accompanying condensed consolidated statement of operations.  The 2016 Notes were also issued at an OID of 10% and the OID of $303,889 was recorded as an addition to the principal amount of the 2016 Notes and a debt discount in the accompanying condensed consolidated balance sheet.

Total debt issuance costs incurred in connection with the 2016 Notes was $739,787, of which, $357,286 is the fair value of the warrants to purchase 1,220,000 shares of common stock issued to the placement agents.  The debt issuance costs have been recorded as a debt discount and are being amortized to interest expense using the effective interest method over the term of the 2016 Notes.

During the nine months ended September 30, 2016, certain of the 2016 Notes holders elected to convert principal and interest outstanding of $1,420,265 into 5,681,060 shares of common stock at a conversion price of $0.25 per share (see Note 8).  As a result of the conversion of the principal and interest balance into shares of common stock, the fair value of the embedded conversion feature derivative liabilities of $944,101 on the date of conversion was reclassified to additional paid-in capital (see Note 9) and the amortization of the debt discount was accelerated for the amount converted and recorded to interest expense during the nine months ended September 30, 2016.

Interest Expense

The Company recognized interest expense on the Q3 2015 Notes and 2016 Notes for the three and nine months ended September 30, 2016 and 2015 of $29,333, $60,714, $11,267 and $11,267, respectively. The debt discount recorded for the 2016 Notes are being amortized as interest expense over the term of the 2016 Notes using the effective interest method.  Total amortization of the debt discount on the Q3 2015 Notes and 2016 Notes to interest expense for the three and nine months ended September 30, 2016 and 2015 was $1,829,547, $2,879,588, $165,540 and $165,540, respectively.

NOTE 6 – DEBENTURES – RELATED PARTY

The following table summarizes the outstanding debentures to a related party at December 31, 2015:

December 31, 2015
Line of credit convertible debenture – related party	$409,192
2014 non-convertible debenture – related party	25,000
Total	434,192
Less : Debt discount	(17,720)
Carrying value	416,472
Less: Current portion	(391,472)
Total long-term debentures – related party	$25,000

Line of Credit Convertible Debenture

In January 2013, the Company entered into a line of credit convertible debenture with its CEO (the “LOC Convertible Debenture”). Under the terms of its original issuance: (1) the Company could request to borrow up to a maximum principal amount of $250,000 from time to time; (2) amounts borrowed bore an annual interest rate of 8%; (3) the amounts borrowed plus accrued interest were payable in cash at the earlier of January 14, 2014 or when the Company completed a Financing, as defined, and (4) the holder had sole discretion to determine whether or not to make an advance upon the Company’s request.

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

On August 12, 2015, the principal amount that may be borrowed was increased to $2,000,000 and the automatic termination date described above was extended to October 1, 2016. The LOC Convertible Debenture was not renewed upon expiration. The conversion price was $0.16 per share, 80% times the quoted market price of the Company’s common stock on the date of the amendment.

During the nine months ended September 30, 2016 and 2015, the Company borrowed $0 and $114, respectively, under the LOC Convertible Debenture and recorded a beneficial conversion feature of $3,444 and $6,275, respectively, for the amounts borrowed and accrued interest. The Company repaid the LOC Convertible Debenture balance and accrued interest in full during the nine months ended September 30, 2016.

2014 Non-Convertible Note – Related Party

On January 29, 2014, the Company issued an 8% note, in the amount of $25,000, to the Company’s CEO. The principal amount and interest were payable on January 22, 2015. This note was amended to extend the maturity date until January 22, 2017. The Company repaid the principal note balance and accrued interest in full in August 2016.

Interest Expense

The Company recognized interest expense on the outstanding debentures to a related party totaling $2,124, $17,430, $47,507, and $74,324 during the three and nine months ended September 30, 2016 and 2015, respectively. Amortization of the debt discount to interest expense during the three and nine months ended September 30, 2016 and 2015 totaled $5,445, $21,164, $71,788 and $103,752, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related Party Borrowings

There were certain related party borrowings that were repaid in full during the nine months ended September 30, 2016 which are described in more detail in Note 6.

Accrued Compensation – Related Party

Accrued compensation includes accruals for employee wages, vacation pay and target-based bonuses. The components of accrued compensation as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Wages	$1,407,486	$1,178,909
Vacation	215,279	170,371
Bonus	282,773	-
Payroll taxes on the above	118,318	93,510
Total	2,023,856	1,442,790
Classified as long-term	(1,506,010)	(906,928)
Accrued compensation	$517,846	$535,862

Accrued employee wages at September 30, 2016 and December 31, 2015 are entirely related to wages owed to the Company’s CEO. Under the terms of his employment agreement, wages are to be accrued but no payment made for so long as payment of such salary would jeopardize the Company’s ability to continue as a going concern. The CEO started to receive payment of salary in July 2016. Under the third quarter 2015 financing agreement, salaries prior to January 1, 2015 totaling $906,928 could not be repaid until the debentures were repaid in full or otherwise extinguished by conversion or other means and, accordingly, the accrued compensation was shown as a long-term liability. During the nine months ended September 30, 2016, the Q3 2015 Notes were fully converted into shares of common stock. The Company does not expect to pay the wages and related payroll tax amounts within the next 12 months and thus is classified as a long-term liability.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Capital Stock

The Company is authorized to issue 150,000,000 shares, all of which are common stock with a par value of $0.001 per share.

Issuances of Common Stock

On January 6, 2016 and April 5, 2016, the Company entered into a consulting agreement with a third party pursuant to which the Company agreed to issue, over the term of the agreements, an aggregate of 1,560,000 shares of common stock in exchange for services to be rendered. During the nine months ended September 30, 2016, the Company issued 1,335,000 shares under the agreement related to services provided and recognized the fair value of the shares issued of $116,760 in general and administrative expense in the accompanying condensed consolidated statement of operations.  The 1,335,000 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of the Company’s common stock on the date of vesting.

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

On February 10, 2016, the Company entered into a service agreement with a third party pursuant to which the Company agreed to issue, over the term of the agreement, 3,000,000 shares of common stock in exchange for services to be rendered. During the nine months ended September 30, 2016, the Company issued 3,000,000 shares under the agreement related to services provided and recognized the fair value of the shares issued of $352,500 in general and administrative expense in the accompanying condensed consolidated statement of operations. The 3,000,000 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of the Company’s common stock on the date of vesting.

On February 19, 2016, the Company entered into a consulting agreement with a third party, pursuant to which the Company agreed to issue, over the term of the agreement, 1,750,000 shares of common stock in exchange for services to be rendered. During the nine months ended September 30, 2016, the Company issued 1,750,000 shares under the agreement related to services provided in connection with the acquisition of Beyond Human (see Note 3) and recognized the fair value of the shares issued of $181,013 in general and administrative expense in the accompanying condensed consolidated statement of operations. The 1,750,000 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of the Company’s common stock on the date of vesting.

In April and August 2016, the Company issued an aggregate of 3,385,354 shares of common stock upon the cashless exercise of warrants to purchase 5,042,881 shares of common stock.  Upon exercise of certain warrants in April 2016, the fair value of the warrant derivative liability on the date of exercise was reclassified to additional paid-in capital (see Note 9).

In April, May and August 2016, the Company issued an aggregate of 785,714 shares of common stock for services and recorded an expense of $126,543, which is included in general and administrative expense in the accompanying condensed consolidated statement of operations. The 785,714 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of the Company’s common stock on the date of vesting.

On April 27, 2016, the Company entered into a service agreement with a third party pursuant to which the Company agreed to issue 300,000 shares of common stock in exchange for services to be rendered over the 3 month term of the agreement. The shares of common stock issued were non-forfeitable and the fair value of $28,500 was based on the market price of the Company’s common stock on the date of vesting. During the nine months ended September 30, 2016, the Company recognized $28,500 in general and administrative expense in the accompanying condensed consolidated statement of operations.

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

On June 16, 2016, the Company entered into a consulting agreement with a third party pursuant to which the Company agreed to issue 250,000 restricted shares of common stock in exchange for services to be rendered. In July 2016, the Company issued 250,000 fully-vested shares under the agreement related to services to be provided over the term of the agreement which ends on December 16, 2016. The fair value of the shares issued of $47,500 was based on the market price of the Company’s common stock on the date of vesting. During the nine months ended September 30, 2016, the Company recognized $27,710 in general and administrative expense in the accompanying condensed consolidated statement of operations and the remaining unamortized expense of $19,790 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at September 30, 2016.

In July 2016, the Company issued 100,000 shares of common stock to CRI pursuant to the Amended CRI Asset Purchase Agreement (see Note 2).  The fair value of the restricted shares of common stock of $23,000 was based on the market price of the Company’s common stock on the date of issuance and is included in research and development expense in the accompanying condensed consolidated statement of operations.

On August 3, 2016, the Company entered into a service agreement with a third party pursuant to which the Company issued 75,000 fully-vested restricted shares of common stock in exchange for services to be rendered over the term of the agreement which ended on November 10, 2016. The fair value of the shares issued of $32,250 was based on the market price of the Company’s common stock on the date of vesting. During the nine months ended September 30, 2016, the Company recognized $21,500 in general and administrative expense in the accompanying condensed consolidated statement of operations and the remaining unamortized expense of $10,750 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at September 30, 2016.

On August 23, 2016, the Company entered into a consulting agreement with a third party pursuant to which the Company agreed to issue 1,600,000 restricted shares of common stock, payable in four equal installments, in exchange for services to be rendered over the agreement which ends on August 23, 2017. The shares were considered fully-vested and non-refundable at the execution of the agreement. In September 2016, the Company issued 400,000 shares of common stock under the agreement. The fair value of the shares issued of $180,000 was based on the market price of the Company’s common stock on the date of agreement. As a result of the shares being fully-vested at the execution of the agreement but payable in equal installments, the Company recorded a liability for the fair value of the remaining 1,200,000 shares of common stock to be issued of $540,000 which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet at September 30, 2016. The fair value was based on the market price of the Company’s common stock on the date of the agreement. Upon issuance of the remaining shares, the Company will reclassify the liability to common stock and additional paid-in-capital. During the nine months ended September 30, 2016, the Company recognized $75,000 in general and administrative expense in the accompanying condensed consolidated statement of operations and the remaining unamortized expense of $645,000 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at September 30, 2016.

On September 1, 2016, the Company entered into a service agreement with a third party pursuant to which the Company agreed to issue, over the term of the agreement, 2,000,000 shares of common stock in exchange for services to be rendered. During the nine months ended September 30, 2016, the Company issued 330,000 shares under the agreement related to services provided and recognized the fair value of the shares issued of $89,100 in general and administrative expense in the accompanying condensed consolidated statement of operations. The 330,000 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of the Company’s common stock on the date of vesting.

During the nine months ended September 30, 2016, the Company issued 215,000 shares of common stock for legal fees in connection with the Semprae merger transaction and recognized the fair value of the shares issued of $64,500 in general and administrative expense in the accompanying condensed consolidated statement of operations.

During the nine months ended September 30, 2016, the Company issued 19,228,494 shares of common stock in exchange for vested restricted stock units.

In connection with the issuance of the 2016 Notes, the Company issued restricted shares of common stock totaling 7,500,000 to the Investors. The relative fair value of the restricted shares of common stock totaling $1,127,225 was recorded as a debt discount (see Note 5).

In August and September 2016, certain 2016 Notes holders elected to convert $1,420,265 in principal and interest into 5,681,060 shares of common stock (see Note 5). Upon conversion, the fair value of the embedded conversion feature derivative liability on the date of conversion was reclassified to additional paid-in capital (see Note 9).

During the nine months ended September 30, 2016, the Company received notifications from five of its warrant holders on their intent to exercise their warrants to purchase shares of common stock totaling 1,033,800 at an exercise price of $0.30 per share.  The Company received gross cash proceeds of $310,140.

2013 Equity Incentive Plan

The Company has issued common stock, restricted stock units and stock option awards to employees, non-executive directors and outside consultants under the 2013 Equity Incentive Plan, which was approved by the Company’s Board of Directors in February of 2013. The 2013 Equity Incentive Plan allows for the issuance of up to 10,000,000 shares of the Company’s common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The exercise price for all equity awards issued under the 2013 Equity Incentive Plan is based on the fair market value of the common stock. Currently, because the Company’s common stock is quoted on the OTCQB, the fair market value of the common stock is equal to the last-sale price reported by the OTCQB as of the date of determination, or if there were no sales on such date, on the last date preceding such date on which a sale was reported. Generally, each vested stock unit entitles the recipient to receive one share of Company common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date. Restricted stock units can vest according to a schedule or immediately upon award. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards, and have a ten-year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based. As of September 30, 2016, 119,516 shares were available under this plan.

2014 Equity Incentive Plan

The Company has issued common stock and restricted stock units to employees and non-executive directors under the 2014 Equity Incentive Plan, which was approved by the Company’s Board of Directors in November 2014. The 2014 Equity Incentive Plan allows for the issuance of up to 20,000,000 shares of the Company’s common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The exercise price for all equity awards issued under the 2014 Equity Incentive Plan is based on the fair market value of the common stock. Generally, each vested stock unit entitles the recipient to receive one share of Company common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date. Restricted stock units can vest according to a schedule or immediately upon award. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards and have a ten-year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based. As of September 30, 2016, 950,001 shares were available under this plan.

2016 Equity Incentive Plan

On March 21, 2016, our Board of Directors approved the adoption of the 2016 Equity Incentive Plan. The 2016 Equity Incentive Plan allows for the issuance of up to 20,000,000 shares of the Company’s common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The exercise price for all equity awards issued under the 2016 Equity Incentive Plan is based on the fair market value of the common stock. Generally, each vested stock unit entitles the recipient to receive one share of Company common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date. Restricted stock units can vest according to a schedule or immediately upon award. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards and have a ten-year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based. As of September 30, 2016, 16,250,000 shares were available under this plan.

Stock-Based Compensation

The stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 was $130,193, $766,711, $80,097 and $831,807, respectively, for the issuance of restricted stock units and stock options to management, directors and consultants.  The Company calculates the fair value of the restricted stock units based upon the quoted market value of the common stock at the date of grant. The Company calculates the fair value of each stock option award on the date of grant using Black-Scholes.

Stock Options

For the nine months ended September 30, 2016 and 2015, the following weighted average assumptions were utilized for the stock options granted during the period:

	2016	2015
Expected life (in years)	10.0	6.0
Expected volatility	227.8%	219.3%
Average risk-free interest rate	1.71%	1.54%
Dividend yield	0%	0%
Grant date fair value	$0.17	$0.12

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the stock options. Expected life in years is based on the “simplified” method as permitted by ASC Topic 718. The Company believes that all stock options issued under its stock option plans meet the criteria of “plain vanilla” stock options. The Company uses a term equal to the term of the stock options for all non-employee stock options. The risk-free interest rate is based on average rates for treasury notes as published by the Federal Reserve in which the term of the rates correspond to the expected term of the stock options.

The following table summarizes the number of stock options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2015	196,000	$0.31	9.0	-
Granted	82,500	$0.17	10.0	-
Exercised	-	-	-	-
Cancelled	(50,000)	$0.31	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2016	228,500	$0.21	8.8	$27,060

Vested at September 30, 2016	228,500	$0.21	8.8	$27,060

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding stock options and the quoted price of the Company’s common stock at September 30, 2016.  During the three and nine months ended September 30, 2016 and 2015, the Company recognized stock-based compensation from stock options of $8,638, $18,138, $4,000 and $6,711, respectively.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2016:

Restricted Stock Units
Outstanding at December 31, 2015	17,554,736
Granted	14,593,247
Exchanged	(19,228,494)
Cancelled	-
Outstanding at September 30, 2016	12,919,489

Vested at September 30, 2016	7,906,990

The vested restricted stock units at September 30, 2016 have not settled and are not showing as issued and outstanding shares of the Company but are considered outstanding for earnings per share calculations. Settlement of these vested restricted stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of the Company, or (iii) 10 years from date of issuance. Settlement of vested restricted stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the board of directors and is subject to certain criteria having been fulfilled by the recipient.

During the nine months ended September 30, 2016, the Company issued 14,593,247 restricted stock units to employees and board members. In 2016, 843,248 were from the 2013 Equity Incentive Plan and vested immediately, 9,999,999 were from the 2014 Equity Incentive Plan and 3,750,000 were from the 2016 Equity Incentive Plan.  A total of 6,000,001 of 9,999,999 restricted stock units issued under the 2014 Equity Incentive Plan vested immediately and the remaining 3,999,998 vested upon the closing of the Beyond Human asset acquisition. The restricted stock units issued under the 2016 Equity Incentive Plan vest as to 25% on the one year anniversary from the date of grant and then in equal quarterly installments for the next two years. The grant date fair value of restricted stock units issued during the nine months ended September 30, 2016 was $1,487,268. For the three and nine months ended September 30, 2016 and 2015, the Company recognized $121,555, $748,573, $76,097 and $825,096, respectively, of stock-based compensation expense for the vested units. As of September 30, 2016, compensation expense related to unvested shares not yet recognized in the condensed consolidated statement of operations was approximately $1.2 million and will be recognized over a remaining weighted-average term of 2.6 years.

Warrants

In 2014, the Company issued 380,973 warrants in connection with a note payable. The warrants have an exercise price of $0.10 per share and expire December 6, 2018. Warrants to purchase 245,157 shares of common stock were exercised under the cashless exercise provisions of the warrant agreement in July 2016, which resulted in the issuance of 191,908 shares of common stock. The intrinsic value of the warrants on the date of exercise was $86,359.

In February 2014, the Company issued 250,000 warrants in connection with a convertible debenture. The warrants had an exercise price of $0.50 per share and were to expire on February 13, 2019. On March 6, 2015 the Company entered into an agreement with the note holder to extend the convertible debenture for six months. As consideration for the extension, the Company issued the note holder an additional 250,000 warrants, reduced the exercise price of the warrants from $0.50 to $0.30 per share and extended the expiration date to March 12, 2020. The warrants were also amended to include certain anti-dilution protection, including protection upon dilutive issuances. In connection with the third quarter 2015 convertible debenture financing, the exercise price of these warrants was reduced to $0.0896 per share and an additional 1,173,410 warrants were issued per the anti-dilution protection afforded in the warrant agreement during the year ended December 31, 2015. These warrants were exercised under the cashless exercise provisions of the warrant agreement in April 2016.  In connection with the exercise of the warrants, the Company agreed to reduce the exercise price of these warrants to $0.07 per share which resulted in an additional 469,447 warrants being issued in April 2016 prior to exercise.  The warrants exercised were classified as derivative liabilities and, upon exercise, the fair value of the warrant derivative liability was reclassified to additional paid-in capital (see Note 9). The intrinsic value of the warrants on the date of exercise was $53,629.

In January 2015, the Company issued 500,000 warrants in connection with a non-convertible debenture. The warrants are exercisable for five years from the closing date at an exercise price of $0.30 per share of common stock or January 21, 2020. The warrants contain anti-dilution protection, including protection upon dilutive issuances. In connection with the third quarter 2015 convertible debenture financing, the exercise price of these warrants was reduced to $0.0896 per share and an additional 1,173,410 warrants were issued per the anti-dilution protection afforded in the warrant agreement during the year ended December 31, 2015. These warrants were exercised under the cashless exercise provisions of the warrant agreement in April 2016.  In connection with the exercise of the warrants, the Company agreed to reduce the exercise price of these warrants to $0.0565 per share which resulted in an additional 981,457 warrants being issued in April 2016 prior to exercise.  The warrants exercised were classified as derivative liabilities and, upon exercise, the fair value of the warrant derivative liability was reclassified to additional paid-in capital (see Note 9). The intrinsic value of the warrants on the date of exercise was $99,121.

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

In connection with the Q3 2015 Notes, the Company issued 1,808,333 warrants with an exercise price of $0.30 per share and expire in 2020. Warrants to purchase 1,033,800 shares of common stock were exercised during the nine months ended September 30, 2016. The intrinsic value of the warrants on the dates of exercise was $150,200.

In connection with the 2016 Notes, the Company issued 4,220,000 warrants to the Investors and placement agents with an exercise price of $0.40 per share and expire in 2021.

At September 30, 2016 and December 31, 2015, there are 5,967,054 and 6,372,831 fully vested warrants outstanding, respectively. The weighted average exercise price of outstanding warrants at September 30, 2016 is $0.34 per share, the weighted average remaining contractual term is 4.4 years and the aggregate intrinsic value of the outstanding warrants is $183,421.

Net Loss per Share

The weighted average shares of common stock outstanding used in the basic and diluted net loss per share calculation for the three and nine months ended September 30, 2016 and 2015 was 97,222,394, 77,645,019, 42,453,051 and 39,440,755, respectively.

The weighted average restricted stock units vested but issuance of the common stock is deferred until there is a change in control, a specified date in the agreement or the employee or director resigns used in the basic and diluted net loss per share calculation for the three and nine months ended September 30, 2016 and 2015 was 7,750,251, 8,853,215, 12,623,768 and 11,045,746, respectively.

The total weighted average shares outstanding used in the basic and diluted net loss per share calculation for the three and nine months ended September 30, 2016 and 2015 was 104,972,645, 86,498,234, 55,076,819 and 50,486,501, respectively.

The following table shows the anti-dilutive shares excluded from the calculation of basic and diluted net loss per common share as of September 30, 2016 and 2015:

	As of September 30,
	2016	2015
Gross number of shares excluded:
Restricted stock units – unvested	5,012,499	4,623,333
Stock options	228,500	164,500
Convertible debentures and accrued interest	7,651,830	1,359,590
Warrants	5,967,054	3,439,306
Total	18,859,883	9,586,729

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

The assumptions for the Probability Weighted Black-Scholes Option-Pricing Model for the nine months ended September 30, 2016 are represented in the table below.

September 30, 2016
Expected life (in years)	3.31 - 3.95
Expected volatility	206% - 230%
Average risk-free interest rate	0.86% - 1.07%
Dividend yield	0%

The Company has determined the embedded conversion features of the Q3 2015 Notes and 2016 Notes (see Note 5) to be derivative liabilities because the terms of the embedded conversion features contain anti-dilution protection and therefore, cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under FASB ASC 815.  The embedded conversion features are to be measured at fair value and classified as a liability with subsequent changes in fair value recorded in earnings at the end of each reporting period.  The Company has determined the fair value of the derivative liabilities using a Path-Dependent Monte Carlo Simulation Model.  The fair value of the derivative liabilities using such model will be affected by changes in inputs to that model and is based on the individual characteristics of the embedded conversion features on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate, credit spread, probability of default by the Company and acquisition of the Company.  The Company will continue to classify the fair value of the embedded conversion features as a liability until the conversion features are exercised, expire or are amended in a way that would no longer require these embedded conversion features to be classified as a liability, whichever comes first.  During the nine months ended September 30, 2016, the Q3 2015 Notes were fully converted and certain 2016 Notes were converted into shares of common stock which resulted in the fair value of the embedded conversion feature derivative liability on the dates of conversion of $2,962,666 to be reclassified to additional paid-in capital (see Note 8).  The anti-dilution protection for the embedded conversion features survive the life of the 2016 Notes which mature at July 30, 2017 and August 25, 2017.

The derivative liabilities are a Level 3 fair value measurement in the fair value hierarchy and a summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s embedded conversion feature derivative liabilities that are categorized within Level 3 of the fair value hierarchy during the nine months ended September 30, 2016 is as follows:

September 30, 2016
Stock price	$0.05 - $0.50
Strike price	$0.15 - $0.25
Expected life (in years)	0.26 - 1.08
Expected volatilty	121% - 274%
Average risk-free interest rate	0.28% - 0.62%
Dividend yield	-

At September 30, 2016, the estimated Level 3 fair values of the embedded conversion feature and warrant derivative liabilities measured on a recurring basis are as follows:

	Fair value	Level 1	Level 2	Level 3	Total
Embedded conversion feature derivative liabilities	$1,091,544	$-	$-	$1,091,544	$1,091,544
Warrant derivative liabilities	239,049	-	-	239,049	239,049
Total	$1,330,593	$-	$-	$1,330,593	$1,330,593

The following table presents the activity for the Level 3 embedded conversion feature and warrant derivative liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2016:

Fair Value Measurements Using Level 3 Inputs

Warrant derivative liabilities:
Beginning balance December 31, 2015	$432,793
Reclassification of fair value of warrant derivative liability to additional paid-in capital upon cashless exercise of warrants	(518,224)
Change in fair value	324,480
Ending balance September 30, 2016	$239,049

Embedded conversion feature derivative liabilities:
Beginning balance December 31, 2015	$301,779
Fair value of 2016 Notes embedded conversion feature derivative liability	3,444,284
Reclassification of fair value of embedded conversion feature derivative liability to additional paid-in capital upon conversions of Q3 2015 Notes	(2,018,565)
Reclassification of fair value of embedded conversion feature derivative liability to additional paid-in capital upon conversions of 2016 Notes	(944,101)
Change in fair value	308,147
Ending balance September 30, 2016	$1,091,544

NOTE 10 – SUBSEQUENT EVENTS

In October and November 2016, the Company issued 1,315,220 shares of common stock to certain 2016 Notes Investors upon the conversion of outstanding principal and interest totaling $328,805.

In October 2016, the Company issued 556,786 shares of common stock to various consultants for services rendered and the fair value of the common stock issued was approximately $150,000.

In October 2016, the Company issued 43,750 shares of common stock to an employee in exchange for vested restricted stock units.

On November 12, 2016, the Company entered into an Amendment and Supplement to a Registration Rights and Stock Restriction Agreement (the "Agreement") with Novalere Holdings pursuant to which the Company agreed to issue 12,947,655 shares of the Company’s common stock (the “Novalere Shares”) that were issuable pursuant to agreement upon the approval of Fluticare™ by the FDA.  Management agreed to issue the Novalere Shares due to its confidence that FlutiCare™ will be approved by the FDA in the near future and the obligation of the Company to issue and register for resale the Novalere Shares and all other shares of common stock of the Company held by Novalere Holdings.   In connection with the issuance of the Novalere Shares, Novalere Holdings also agreed to certain restrictions, and to an extension in the date to register the Novalere Shares and all other shares of common stock of the Company held by Novalere Holdings until the second quarter of 2017.  Management believes that the issuance of the Novalere Shares at this time is in the best interest of the Company and its shareholders as it results in a restriction on the resale of all shares of common stock of the Company held by Novalere Holdings, including the Novalere Shares, until after the Company has achieved certain milestones.

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

Innovus Pharmaceuticals, Inc., together with its subsidiaries, are collectively referred to as “Innovus”, the “Company”, “we”, or “our”. The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016, as well as the consolidated financial statements and related notes contained therein.

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

Overview

We are an emerging commercial stage pharmaceutical company delivering over-the-counter medicines and consumer care products for men’s and women’s health and respiratory diseases.  We market directly or through commercial partners to primary care physicians, urologists, gynecologists and therapists, and directly to consumers through on-line channels, retailers and wholesalers. Our business model leverages our ability to acquire and in-license commercial products that are supported by scientific, and or clinical evidence, place them through our existing supply chain, retail and on-line channels to tap new markets and drive demand for such products and to establish physician relationships. We currently market sixteen commercial products in the United States, including six of these commercial products in multiple countries around the world through our commercial partners. Our commercial product portfolio includes (a) BTH® Testosterone Booster, (b) BTH® Human Growth Agent, (c) Zestra® for female arousal, (d) EjectDelay® for premature ejaculation, (e) Sensum+® for reduced penile sensitivity, (f) Zestra Glide®, (g) Vesele® for promoting sexual health, (h) Androferti® to support overall male reproductive health and sperm quality, (i) RecalMax™ for cognitive brain health (j) BTH® GCBE (k) BTH® Vision Formula, (l) BTH® Blood Sugar, (m) BTH® Colon Cleans, (n) BTH® Ketones, (o) BTH® Krill Oil and (p) BTH® Omega 3 Fish Oil.

In addition the Company has a pipeline of five additional product candidates – FlutiCare™ Over-the-Counter (“OTC”) for Allergic Rhinitis, if its Abbreviated New Drug Application (“ANDA”) is approved by the U.S. Food and Drug Administration (“FDA”), UriVarx™, a proprietary formulation in-licensed through Seipel Group Pty Ltd. for the indication of overactive bladders and urinary incontinence, Xyralid®, a OTC FDA monograph compliant indicated drug containing the active drug ingredient lidocaine and indicated for the relief of the pain and symptoms caused by hemorrhoids, Urocis® XR, a proprietary extended release of Vaccinium Marcocarpon (cranberry) shown to provide 24-hour coverage in the body to increase compliance of the use of the product to get full benefit, and AndroVit®, a proprietary supplement to support overall prostate and male sexual health currently marketed in Europe. AndroVit® was specifically formulated with ingredients known to support the normal prostate health and vitality and male sexual health. The Company expects to commercialize UriVarx™ in November 2016 and Xyralid® around the end of 2016.

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

We believe that our proven ability to market, license, acquire and develop brand name non-prescription pharmaceutical and consumer health products uniquely positions us to commercialize our products and grow in this market in a differentiated way. We believe this strategy will enable us to meet our goal of profitability in 2017.

Sales and Marketing Strategy

Our sales and marketing strategy is based on (a) the use of direct to consumer advertisements in print and online media through the proprietary sales and marketing infrastructure acquired from the purchase of the Beyond Human assets in March 2016, (b) working with direct commercial channel partners in the U.S. and also directly marketing the products ourselves to physicians, urologists, gynecologists and therapists and to other healthcare providers, and (c) working with exclusive commercial partners outside of the U.S. that would be responsible for sales and marketing in those territories. We have now fully integrated most of our existing line of products such as Vesele®, Sensum+®, and RecalMax™ into the Beyond Human sales and marketing platform acquired. We plan to integrate Zestra® into this sales and marketing platform in November 2016, as well as, UriVarx™ and Xyralid® upon their commercial launches in the fourth quarter of 2016. We also market and distribute our products in the U.S. through retailers, wholesalers and other online channels. Our strategy outside the U.S. is to partner with companies who can effectively market and sell our products in their countries through their direct marketing and sales teams. The strategy of using our partners to commercialize our products is designed to limit our expenses and fix our cost structure, enabling us to increase our reach while minimizing the incremental spending impact on the Company.

Results of Operations for the Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	$ Change	% Change
NET REVENUES:
Product sales, net	$1,882,129	$179,744	$1,702,385	947.1%
License revenues	-	-	-	-%
	1,882,129	179,744	1,702,385	947.1%

OPERATING EXPENSES:
Cost of product sales	331,227	102,359	228,868	223.6%
Research and development	43,775	-	43,775	100.0%
Sales and marketing	1,972,155	80,682	1,891,473	2,344.4%
General and administrative	1,779,048	650,539	1,128,509	173.5%
Total operating expenses	4,126,205	833,580	3,292,625	395.0%
LOSS FROM OPERATIONS	(2,244,076)	(653,836)	(1,590,240)	243.2%

Interest expense	(3,727,168)	(473,360)	(3,253,808)	687.4%
Other income, net	194,744	-	194,744	100.0%
Change in fair value of derivative liabilities	1,350,688	268,449	1,082,239	403.1%
NET LOSS	$(4,425,812)	$(858,747)	$(3,567,065)	415.4%

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ Change	% Change
NET REVENUES:
Product sales, net	$3,126,112	$555,069	$2,571,043	463.2%
License revenues	1,000	5,000	(4,000)	(80.0)%
	3,127,112	560,069	2,567,043	458.3%

OPERATING EXPENSES:
Cost of product sales	714,284	242,808	471,476	194.2%
Research and development	47,667	-	47,667	100.0%
Sales and marketing	2,257,166	132,778	2,124,388	1,600.0%
General and administrative	4,012,357	2,948,413	1,063,944	36.1%
Total operating expenses	7,031,474	3,323,999	3,707,475	111.5%
LOSS FROM OPERATIONS	(3,904,362)	(2,763,930)	(1,140,432)	41.3%

Interest expense	(6,000,752)	(744,726)	(5,256,026)	705.8%
Loss on extinguishment of debt	-	(32,500)	32,500	(100.0)%
Other income, net	196,620	-	196,620	100.0%
Change in fair value of derivative liabilities	(632,627)	316,378	(949,005)	(300.0)%
NET LOSS	$(10,341,121)	$(3,224,778)	(7,116,343)	220.7%

Net Revenues: The Company recognized net revenues of $1,882,129 and $3,127,112 for the three and nine months ended September 30, 2016 compared to $179,744 and $560,069 for the three and nine months ended September 30, 2015. The increase in revenue for the three and nine months ended September 30, 2016 was primarily the result of the product sales generated through the sales and marketing platform acquired in the Beyond Human asset acquisition. The increase was also due to an increase in sales of Vesele® which generated net revenues of approximately $1.1 million and $1.5 million during the three and nine months ended September 30, 2016, respectively, compared to approximately $1,000 and $6,000 during the three and nine months ended September 30, 2015, respectively. The Company generated additional net revenues of approximately $382,000 and $566,000 when selling Vesele® with other Beyond Human products during the three and nine months ended September 30, 2016, respectively. The increase in net revenues from the sale of products through the Beyond Human sales and marketing platform was offset by decreases in our other existing product sales channels as we concentrated our sales efforts and resources on integrating our existing products into the Beyond Human sales and marketing platform. The decreases in existing product sales channels resulted in net revenues from the Zestra® products decreasing approximately $120,000 and $224,000 during the three and nine months September 30, 2016, respectively, when compared to the same period in 2015. The Company is in the process of integrating Zestra® into the Beyond Human sales and marketing platform and is expecting an increase in product sales of Zestra® through that sales channel in the fourth quarter of 2016.

Cost of Product Sales: We recognized cost of product sales of $331,227 and $714,284 for the three and nine months ended September 30, 2016 compared to $102,359 and $242,808 for the three and nine months ended September 30, 2015. The cost of product sales includes the cost of inventory, shipping and royalties. The increase in cost of product sales is a result of higher shipping costs due to an increase in the number of units shipped.  The increase in the gross margin is due to the higher margins earned on the increased volume of our product sales through the Beyond Human sales and marketing platform. The increased margin in 2016 is also due to fewer sales when compared to 2015 through our retail and wholesale sales channels which have lower margins.

Research and Development: We recognized research and development expenses of $43,775 and $47,667 for the three and nine months ended September 30, 2016 compared to no expenses for the three and nine months ended September 30, 2015. The research and development expenses includes the fair value of the shares of common stock issued to Centric Research Institute totaling $23,000 for the settlement of certain clinical and regulatory milestone payments due under the in-license agreement for Sensum+®, as well as, clinical costs incurred related to post marketing studies for Vesele® and BHT® Testosterone Booster.

Sales and Marketing: Sales and marketing expenses of $1,972,155 and $2,257,166 during the three and nine months ended September 30, 2016, respectively, consist primarily of print advertisements and sales and marketing support. The increase in sales and marketing expenses during the three and nine months ended September 30, 2016 when compared to the same period in 2015 is due to the costs of integration of our existing products into the Beyond Human sales and marketing platform and the increase in the number of print and online media advertisements of our existing products through the Beyond Human platform. The increase is also attributable to increased costs in sales and marketing support services due to the higher volume of sales orders received as a result of the Beyond Human asset acquisition and the integration of more products into this platform.

General and Administrative: General and administrative expenses consist primarily of investor relation expenses, legal, accounting, public reporting costs and other infrastructure expenses related to the launch of our products.  Additionally, our general and administrative expenses include professional fees, insurance premiums and general corporate expenses. General and administrative expenses were $1,779,048 and $4,012,357 for the three and nine months ended September 30, 2016 compared to $650,539 and $2,948,413 for the three and nine months ended September 30, 2015. The increase is primarily due to the increase in non-cash stock-based compensation to consultants for services rendered, an increase in the amortization of intangible assets as a result of the acquisitions in 2016 and 2015 and increased payroll and related costs due to the increase in headcount when compared to 2015.

Interest Expense: Interest expense primarily includes interest related to the Company’s debt, amortization of debt discounts and the fair value of the embedded conversion feature derivative liability in excess of the proceeds allocated to the debt (see Notes 5, 6 and 9 to the accompanying condensed consolidated financial statements). Due to the shares, warrants and cash discounts provided to our lenders, the effective interest rate is significantly higher than the coupon rate. The increase in interest expense reflects the larger amount of debt discount amortization of approximately $2.4 million when compared to 2015 due to the convertible debt and note payable financings completed in 2016 and 2015 and the increase in the fair value in excess of the allocated proceeds of the embedded conversion feature in the convertible debt financings in June and July of 2016 of approximately $2.7 million.

Other Income, Net: Other income, net consists primarily of the non-cash gain on contingent consideration of $194,781 as a result of the settlement agreement entered into with the sellers of the Beyond Human assets in September 2016 (see Note 3 in the accompanying condensed consolidated financial statements).

Change in Fair Value of Derivative Liabilities: Change in fair value of derivative liabilities primarily includes the change in the fair value of the warrants and embedded conversion features classified as derivative liabilities. The increase in the loss on change in fair value of derivative liabilities during the nine months ended September 30, 2016 is due to the increase in the Company’s stock price during that period when compared to 2015. The increase in the gain on change in fair value of derivative liabilities during the three months ended September 30, 2016 is due to the decrease in the Company’s stock price from the date of issuance of the 2016 convertible debentures in June and July when compared to the stock price on the date of conversion or the reporting period end.

Net Loss: Net loss for the three and nine months ended September 30, 2016 was $(4,425,812) and $(10,341,121), or $(0.04) and $(0.12) basic and diluted net loss per share, respectively, compared to a net loss for the same periods in 2015 of $(858,747) and $(3,224,778), or $(0.02) and $(0.06) basic and diluted net loss per share, respectively.

Liquidity and Capital Resources

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments. Combined with revenues, these funds have provided us with the resources to operate our business, to sell and support our products, attract and retain key personnel, and add new products to our portfolio. To date, we have experienced net losses each year since our inception. As of September 30, 2016, we had an accumulated deficit of $25,775,716 and a working capital deficit of $1,159,458.

The Company has raised funds through the issuance of debt and the sale of common stock. The Company has also issued equity instruments in certain circumstances to pay for services from vendors and consultants. In June and July 2016, the Company raised $3,000,000 in gross proceeds from the issuance of convertible debentures to eight investors (see Note 5 to the accompanying condensed consolidated financial statements) for working capital purposes. In the event the Company does not pay the convertible debentures upon their maturity, or after the remedy period, the principal amount and accrued interest on the convertible debentures is convertible, at the Company’s option, to common stock at 60% of the volume weighted average price (“VWAP”) during the ten consecutive trading day period preceding the date of conversion.

As of November 8, 2016, we had approximately $0.9 million in cash and approximately $296,000 of cash collections held by our third-party merchant service provider. The Company expects that its existing capital resources, revenues from sales of its products and upcoming new product launches and sales milestone payments from the commercial partners signed for its products, and equity instruments available to pay certain vendors and consultants, will be sufficient to allow the Company to continue its operations, commence the product development process and launch selected products through at least the next 12 months. In addition, the Company’s CEO, who is also a significant shareholder, has deferred the payment of his salary earned thru June 30, 2016 for at least the next 12 months.

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

Convertible Debentures - 2016 Financing

In the second and third quarter of 2016, the Company entered into Securities Purchase Agreements with eight accredited investors (the “Investors”), pursuant to which the Company received aggregate gross proceeds of $3,000,000 (net of OID) pursuant to which it sold:

Nine convertible promissory notes of the Company totaling $3,303,889 (each a “2016 Note” and collectively the “2016 Notes”) (the 2016 Notes were sold at a 10% OID and the Company received an aggregate total of $2,657,500 in funds thereunder after debt issuance costs of $342,500). The 2016 Notes and accrued interest are convertible into shares of common stock of the Company at a conversion price of $0.25 per share, with certain adjustment provisions noted below. The maturity date of the 2016 Notes issued on June 30, 2016 and July 15, 2016 is July 30, 2017 and the maturity date of the 2016 Notes issued on July 25, 2016 is August 25, 2017. The 2016 Notes bear interest on the unpaid principal amount at the rate of 5% per annum from the date of issuance until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.

Notwithstanding the foregoing, upon the occurrence of an Event of Default as defined in such 2016 Notes, a Default Amount is equal to the sum of (i) the principal amount, together with accrued interest due thereon through the date of payment payable at the holder’s option in cash or common stock and (ii) an additional amount equal to the principal amount payable at the Company’s option in cash or common stock. For purposes of payments in common stock, the following conversion formula shall apply: the conversion price shall be the lower of: (i) the fixed conversion price ($0.25) or (ii) 75% multiplied by the volume weighted average price of the Company’s common stock during the ten consecutive trading days immediately prior to the later of the Event of Default or the end of the applicable cure period. For purposes of the Investors request of repayment in cash but the Company is unable to do so, the following conversion formula shall apply: the conversion price shall be the lower of: (i) the fixed conversion price ($0.25) or (ii) 60% multiplied by the lowest daily volume weighted average price of the Company’s common stock during the ten consecutive trading days immediately prior to the conversion. Certain other conversion rates apply in the event of the sale or merger of the Company, default and other defined events.

The Company may prepay the 2016 Notes at any time on the terms set forth in the 2016 Notes at the rate of 110% of the then outstanding balance of the 2016 Notes. Under the terms of the 2016 Notes, the Company shall not effect certain corporate and business actions during the term of the 2016 Notes, although some may be done with proper notice. Pursuant to the Securities Purchase Agreements, with certain exceptions, the Investors have a right of participation during the term of the 2016 Notes; additionally, the Company granted the 2016 Note holders registration rights for the shares of common stock underlying the 2016 Notes up to $1,000,000 pursuant to Registration Rights Agreements.

Cash Flows

For the nine months ended September 30, 2016, cash used in operating activities was $739,472, consisting primarily of the net loss for the period of $10,341,121, which was primarily offset by non-cash common stock, restricted stock units and stock options issued for services and compensation of $1,889,837, amortization of debt discount of $2,997,061, change in fair value of derivative liabilities of $632,627, fair value of the embedded conversion feature in excess of allocated proceeds of $2,756,899 and amortization of intangible assets of $513,767. The non-cash expenses were offset with the non-cash gain on contingent consideration of $194,781. Additionally, working capital changes consisted of cash increases of $965,588 related to a decrease in accounts receivable from cash collections from customers of $51,304, $581,066 related to an increase in accrued compensation, and $928,044 related to an increase in accounts payable and accrued expenses, partially offset by a cash decrease related to the increase in prepaid expenses and other current assets of $450,394 and inventories of $142,329.

For the nine months ended September 30, 2016, cash used in investing activities was $156,565 which consisted of purchases of property and equipment of $6,565 and the contingent consideration payment of $150,000 made to the seller of the Beyond Human assets.

For the nine months ended September 30, 2016, cash provided by financing activities was $2,294,681, consisting primarily of the net proceeds from notes payable and convertible debentures of $3,074,000 and proceeds from warrant exercises of $310,140, offset by the repayment of short-term loans payable of $252,151, notes payable of $384,916 and the related party line of credit convertible debenture of $409,192.

Critical Accounting Policies and Estimates

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

For the nine months ended September 30, 2016, there were no other material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31 2015.

Off- Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of September 30, 2016, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has expanded its financial and accounting department with the employment of a new chief financial officer and a vice president of finance to maintain the effectiveness of its internal controls.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company may be a party to legal proceedings. The Company is not currently a party to any material legal proceedings.

ITEM 1A.  RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended September 30, 2016, the Company issued 2,140,714 shares of its common stock valued at $638,743 in exchange for services under the Company’s existing consulting and service agreements with third parties.

For the three months ended September 30, 2016, the Company issued 100,000 shares of its common stock valued at $23,000 for the settlement of certain clinical and regulatory milestones under the in-license agreement for Sensum+®.

For the three months ended September 30, 2016, the Company issued 191,908 shares of its common stock upon the cashless exercise of warrants to purchase 245,157 shares of common stock that were previously issued in connection with a note payable.

In the second and third quarter of 2016, the Company entered into Securities Purchase Agreements with eight accredited investors (the “Investors”), pursuant to which the Company received aggregate gross proceeds of $3,000,000 (net of OID) pursuant to which it sold nine convertible promissory notes of the Company totaling $3,303,889 (each a “2016 Note” and collectively the “2016 Notes”) (the 2016 Notes were sold at a 10% OID and the Company received an aggregate total of $2,657,500 in funds thereunder after debt issuance costs of $342,500). The 2016 Notes and accrued interest are convertible into shares of common stock of the Company at a conversion price of $0.25 per share, with certain adjustment provisions noted herein. The maturity date of the 2016 Notes issued on June 30, 2016 and July 15, 2016 is July 30, 2017 and the maturity date of the 2016 Notes issued on July 25, 2016 is August 25, 2017. The 2016 Notes bear interest on the unpaid principal amount at the rate of 5% per annum from the date of issuance until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.

For the three months ended September 30, 2016, certain 2016 Notes holders elected to convert $1,420,265 in principal and interest into 5,681,060 shares of common stock.

All the foregoing issuances of securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended for transactions by an issuer not involving a public offering, pursuant to Rule 506 of Regulation D, or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

There were no issuances of unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in and Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Innovus Pharmaceuticals, Inc.

Date: November 14, 2016	By:	/s/ Bassam Damaj
Bassam Damaj, Ph.D., President,
Chief Executive Officer and Director (Principal Executive Officer)
Innovus Pharmaceuticals, Inc.

Date: November 14, 2016	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
4.1	Form of Securities Purchase Agreement, dated July 15, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 6, 2016)
4.2	Form of Convertible Promissory Note, dated July 15, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 6, 2016)
4.3	Form of Common Stock Purchase Warrant Agreement, dated July 15, 2016 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 6, 2016)
4.4	Form of Registration Rights Agreement, dated July 15, 2016 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed July 6, 2016)
4.5	Form of Securities Purchase Agreement, dated July 25, 2016 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 6, 2016)
4.6	Form of Convertible Promissory Note, dated July 25, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 6, 2016)
4.7	Form of Common Stock Purchase Warrant Agreement, dated July 25, 2016 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 6, 2016)
4.8	Form of Registration Rights Agreement, dated July 25, 2016 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed July 6, 2016)
10.1
Employment Agreement, dated as of September 6, 2016, by and between Innovus Pharmaceuticals, Inc. and Robert E. Hoffman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2016)

10.2*	Amendment and supplement to the Registration Rights an Stock Restriction Agreement, dated November 12, 2016, by and between the Company and Novalere Holdings, LLC
31.1*
Certification of Bassam Damaj, Ph.D., principal executive officer, pursuant to Rule 13-a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Robert E. Hoffman, principal financial officer, pursuant to Rule 13-a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of Bassam Damaj, Ph.D., principal executive officer, and Robert E. Hoffman, principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

**
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language of such filing.