Form 10-Q
period 2017-03-31
INNOVUS PHARMACEUTICALS, INC.
filed 2017-05-15
CIK 1411879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2017
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 10, 2017, the registrant had 150,535,774 shares of common stock outstanding.

-i-

 INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)

Assets:
Cash	$2,375,352	$829,933
Accounts receivable, net	15,075	33,575
Prepaid expense and other current assets	592,644	863,664
Inventories	536,640	599,856
Total current assets	3,519,711	2,327,028

Property and equipment, net	29,003	29,569

Deposits	14,958	14,958
Goodwill	952,576	952,576
Intangible assets, net	4,745,522	4,903,247
Total assets	$9,261,770	$8,227,378

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expense	$1,149,752	$1,210,050
Accrued compensation	1,450,196	767,689
Deferred revenue and customer deposits	11,000	11,000
Accrued interest payable	12,289	47,782
Derivative liabilities – embedded conversion features	-	319,674
Derivative liabilities – warrants	93,669	164,070
Contingent consideration	138,399	170,015
Current portion of notes payable, net of debt discount of $193,262 and $216,403, respectively	802,048	626,610
Convertible debentures, net of debt discount of $0 and $845,730, respectively	-	714,192
Total current liabilities	3,657,353	4,031,082

Accrued compensation – less current portion	1,036,315	1,531,904
Notes payable, net of current portion and debt discount of $0 and $468, respectively	-	54,517
Contingent consideration – less current portion	1,520,343	1,515,902
Total non-current liabilities	2,556,658	3,102,323

Total liabilities	6,214,011	7,133,405

Commitments and contingencies

Stockholders’ equity:
Preferred stock: 7,500,000 shares authorized, at $0.001 par value, no shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	-	-
Common stock: 292,500,000 shares authorized, at $0.001 par value, 150,517,425 and 121,694,293 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	150,517	121,694
Additional paid-in capital	34,578,778	30,108,028
Accumulated deficit	(31,681,536)	(29,135,749)
Total stockholders' equity	3,047,759	1,093,973

Total liabilities and stockholders’ equity	$9,261,770	$8,227,378

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net revenue:
Product sales, net	$2,177,290	$224,463
License revenue	-	1,000
Net revenue	2,177,290	225,463

Operating expense:
Cost of product sales	440,476	120,123
Research and development	3,183	-
Sales and marketing	1,687,351	35,496
General and administrative	1,704,663	1,287,737
Total operating expense	3,835,673	1,443,356

Loss from operations	(1,658,383)	(1,217,893)

Other income and (expense):
Interest expense	(557,479)	(390,851)
Loss on extinguishment of debt	(304,828)	-
Other income (expense), net	(616)	1,765
Fair value adjustment for contingent consideration	27,175	(5,584)
Change in fair value of derivative liabilities	(51,656)	57,594
Total other expense, net	(887,404)	(337,076)

Net loss	$(2,545,787)	$(1,554,969)

Net loss per share of common stock – basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares of common stock outstanding – basic and diluted	135,099,173	68,373,226

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(2,545,787)	$(1,554,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,822	3,686
Allowance for doubtful accounts	2,578	5,708
Common stock, restricted stock units and stock options issued to employees, board of directors and consultants for compensation and services	580,394	739,646
Loss on extinguishment of debt	304,828	-
Change in fair value of contingent consideration	(27,175)	5,584
Change in fair value of derivative liabilities	51,656	(57,594)
Amortization of debt discount	512,874	370,760
Amortization of intangible assets	157,725	157,602
Changes in operating assets and liabilities, net of acquisition amounts:
Accounts receivable	15,922	32,208
Prepaid expense and other current assets	101,075	25,108
Inventories	63,216	(17,987)
Accounts payable and accrued expense	119,702	24,313
Accrued compensation	186,918	146,094
Accrued interest payable	(22,383)	30,677
Deferred revenue and customer deposits	-	(16,325)
Net cash used in operating activities	(495,635)	(105,489)

Cash flows used in investing activities:
Purchase of property and equipment	(2,256)	(6,565)

Cash flows from financing activities:
Repayments of line of credit convertible debenture – related party	-	(42,500)
Proceeds from short-term loans payable	-	10,300
Payments on short-term loans payable	-	(102,920)
Proceeds from notes payable	150,000	242,500
Payments on notes payable	(67,688)	(18,674)
Proceeds from stock option exercises	2,894	-
Proceeds from sale of common stock and warrants, net of offering costs	3,307,773	-
Payments on convertible debentures	(1,222,422)	-
Prepayment penalty on extinguishment of convertible debentures	(127,247)	-
Net cash provided by financing activities	2,043,310	88,706

Net change in cash	1,545,419	(23,348)

Cash at beginning of period	829,933	55,901

Cash at end of period	$2,375,352	$32,553

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,400	$-
Cash paid for interest	$66,719	$-

Supplement disclosures of non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures and accrued interest	$350,610	$-
Reclassification of the fair value of the embedded conversion features from derivative liability to additional paid-in capital upon conversion	$203,630	$-
Relative fair value of common stock issued in connection with notes payable recorded as debt discount	$44,217	$-
Fair value of the contingent consideration for acquisition	$-	$314,479
Proceeds from note payable paid to seller in connection with acquisition	$-	$300,000
Financing costs paid with proceeds from note payable	$-	$7,500
Fair value of non-forfeitable common stock issued to consultant recorded as prepaid expense and other current assets	$15,000	$-
Fair value of non-forfeitable common stock issued to consultant included in accounts payable and accrued expense as of December 31, 2016	$180,000	$-
Issuance of shares of common stock for vested restricted stock units	$-	$17,297
Fair value of common stock issued for prepayment of future royalties due under the CRI License Agreement included in prepaid expense and other current assets	$44,662	$-
Fair value of beneficial conversion feature on line of credit convertible debenture – related party	$-	$1,833

See accompanying notes to these condensed consolidated financial statements.

 INNOVUS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2017
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

We generate revenue from 18 commercial products in the United States, including six of these commercial products in multiple countries around the world through our commercial partners. Our commercial product portfolio includes (a) Beyond Human® Testosterone Booster, (b) Beyond Human® Growth Agent, (c) Zestra® for female arousal, (d) EjectDelay® for premature ejaculation, (e) Sensum+® for reduced penile sensitivity, (f) Zestra Glide®, (g) Vesele® for promoting sexual health, (h) Androferti® to support overall male reproductive health and sperm quality, (i) RecalMax™ for cognitive brain health, (j) Beyond Human® Green Coffee Extract, (k) Beyond Human® Vision Formula, (l) Beyond Human® Blood Sugar, (m) Beyond Human® Colon Cleanse, (n) Beyond Human® Ketones, (o) Beyond Human® Krill Oil, (p) Beyond Human® Omega 3 Fish Oil, (q) UriVarx™ for bladder health and (r) ProstaGorx™ for prostate health. While we generate revenue from the sale of our commercial products, most revenue is currently generated by Vesele®, Zestra®, Zestra® Glide, RecalMax™, Sensum +®, UriVarx™ and Beyond Human® Testosterone Booster.

Pipeline Products

ProstaGorx™. ProstaGorx™ is a clinical strength, multi-response prostate supplement, scientifically formulated to effectively maintain good prostate health and help in preventing prostate issues in the future. We recently launched this product in May 2017.

AllerVarx™. On December 15, 2016, we entered into an exclusive license and distribution agreement with NTC S.r.l (Italy) to distribute and commercialize AllerVarx™ in the U.S. and Canada. AllerVarx™ is a proprietary modified release bilayer tablet for the management of allergy symptoms. We expect to launch this product in the first half of 2017.

FlutiCare™ (fluticasone propionate nasal spray). Innovus acquired the worldwide rights to market and sell the FlutiCare™ brand (fluticasone propionate nasal spray) and the related third-party manufacturing agreement for the manufacturing of FlutiCare™ from Novalere FP, Inc. in February 2015 (see Note 3). The Over-the-Counter (“OTC”) Abbreviated New Drug Application (“ANDA”) filed at the end of 2014 by the third-party manufacturer, who is currently selling the prescription version of the drug, with the U.S. Food and Drug Administration (“FDA”), subject to FDA approval, may allow us to market and sell FlutiCare™ OTC in the U.S. An ANDA is an application for a U.S. generic drug approval for an existing licensed medication or approved drug. A prescription ANDA (“RX ANDA”) is for a generic version of a prescription pharmaceutical and an OTC ANDA is for a generic version of an OTC pharmaceutical. Due to the delay in approval of the third-party manufacturer’s OTC ANDA by the FDA, in May 2017, we announced a commercial relationship with a different third-party manufacturer (West-Ward Pharmaceuticals International Limited or “WWPIL”) who has an FDA approved OTC ANDA for fluticasone propionate nasal spray under which they have agreed to manufacture our FlutiCare™ OTC product for sale in the U.S. (see Note 9). We expect to launch our FlutiCare™ OTC product in the U.S. in the second half of 2017.

Xyralid™. Xyralid™ is an OTC FDA monograph compliant drug containing the active drug ingredient lidocaine and indicated for the relief of the pain and symptoms caused by hemorrhoids. We expect to launch this product in the second half of 2017.

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

Apeaz™. We developed our proprietary product Apeaz™, which is an OTC FDA monograph compliant drug containing the active drug ingredient methyl salicylate and indicated for the minor aches and pains of muscles and joints associated with simple backaches, arthritis, strains, bruises and sprains. We expect to launch this product in the second half of 2017.

ArthriVarx™. This nutritional supplement is designed to relieve the pain associated with arthritis. We expect to launch this product in the second half of 2017.

PEVarx™. This product is designed and tested in several hundred men to extend the length of sexual intercourse. We expect to launch this product in the second half of 2017.

Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries: FasTrack Pharmaceuticals, Inc., Semprae Laboratories, Inc. (“Semprae”) and Novalere, Inc. (“Novalere”). All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the period ended March 31, 2017, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.  Certain items have been reclassified to conform to the current year presentation.

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

Liquidity

Our operations have been financed primarily through proceeds from convertible debentures and notes payable, sales of our common stock and revenue generated from our products domestically and internationally by our partners. These funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel and add new products to our portfolio. We have experienced net losses and negative cash flows from operations each year since our inception.  As of March 31, 2017, we had an accumulated deficit of $31,681,536 and a working capital deficit of $137,642.

In March 2017, we raised net cash proceeds of $3,307,773 from the sale of common stock and warrants in a registered public offering (see Note 7) and, in January 2017 and December 2016, we raised $650,000 in gross proceeds from the issuance of notes payable to three investors (see Note 5). We have also issued equity instruments in certain circumstances to pay for services from vendors and consultants.

As of March 31, 2017, we had $2,375,352 in cash and $75,000 of cash collections held by our third-party merchant service provider, which is included in prepaid expense and other current assets in the accompanying condensed consolidated balance sheet. During the three months ended March 31, 2017, we had net cash used in operating activities of $495,635. We expect that our existing capital resources, revenue from sales of our products and upcoming sales milestone payments from the commercial partners signed for our products will be sufficient to allow us to continue our operations, commence the product development process and launch selected products through at least the next 12 months. In addition, our CEO, who is also a significant shareholder, has deferred the remaining payment of his salary earned thru June 30, 2016 totaling $1,036,315 for at least the next 12 months. Our actual needs will depend on numerous factors, including timing of introducing our products to the marketplace, our ability to attract additional international distributors for our products and our ability to in-license in non-partnered territories and/or develop new product candidates. Although no assurances can be given, we may raise additional capital through the sale of debt or equity securities to provide additional working capital, pay for further expansion and development of our business, and to meet current obligations. Such capital may not be available to us when we need it or on terms acceptable to us, if at all.

Fair Value Measurement

Our financial instruments are cash, accounts receivable, accounts payable, accrued liabilities, derivative liabilities, contingent consideration and debt. The recorded values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The fair values of the warrant derivative liabilities and embedded conversion feature derivative liabilities are based upon the Black Scholes Option Pricing Model (“Black-Scholes”) and the Path-Dependent Monte Carlo Simulation Model calculations, respectively, and are a Level 3 measurement (see Note 8). The fair value of the contingent acquisition consideration is based upon the present value of expected future payments under the terms of the agreements and is a Level 3 measurement (see Note 3).  Based on borrowing rates currently available to us, the carrying values of the notes payable approximate their respective fair values.

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

Revenues consist primarily of product sales and licensing rights to market and commercialize our products.  We have no customers that accounted for 10% or more of our total net revenue during the three months ended March 31, 2017 and four customers accounted for 78% of total net accounts receivable as of March 31, 2017. We had one customer that accounted for 10% of our total net revenue during the three months ended March 31, 2016 and three customers accounted for 62% of total net accounts receivable as of December 31, 2016.

Over 95% of our sales are currently within the United States and Canada. The balance of the sales are to various other countries, none of which is 10% or greater.

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

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) title to the product has passed or services have been rendered; (3) price to the buyer is fixed or determinable and (4) collectability is reasonably assured.

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

The estimated reserve for sales returns and allowances, which is included in accounts payable and accrued expense, was approximately $57,000 and $61,000 at March 31, 2017 and December 31, 2016, respectively.

Advertising Expense

Advertising costs, which primarily includes print and online media advertisements, are expensed as incurred and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. Advertising costs were approximately $1,358,000 and $11,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and vested but deferred RSUs during the period presented. Diluted net loss per share is computed using the weighted average number of common shares outstanding and vested but deferred RSUs during the periods plus the effect of dilutive securities outstanding during the periods. For the three months ended March 31, 2017 and 2016, basic net loss per share is the same as diluted net loss per share as a result of our common stock equivalents being anti-dilutive.  See Note 7 for more details.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect us is classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period and is to be applied using a retrospective transition method to each period presented. Early adoption is permitted. We have elected to early adopt ASU 2016-15 as of January 1, 2017 and, as a result, the prepayment penalty of $127,247 in connection with the extinguishment of the 2016 Notes (see Note 5) in March 2017 is classified as a financing cash outflow in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2017. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations and related disclosures and had no other impact to the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2017 and 2016.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. As a result of the adoption of this ASU as of January 1, 2017, we have made an entity-wide accounting policy election to account for forfeitures when they occur. There is no cumulative-effect adjustment as a result of the adoption of this ASU as our estimated forfeiture rate prior to adoption of this ASU was 0%. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS) and are effective for fiscal years after December 15, 2016, including interim periods within those annual periods. The adoption of this ASU as of January 1, 2017 did not have a material impact on our condensed consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330. Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in IFRS. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this ASU as of January 1, 2017 did not have a material impact on our condensed consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU 2014-15 describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the condensed consolidated financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The ASU 2014-15 is effective for the annual period ending after December 15, 2016. Early application is permitted. The adoption of this ASU as of January 1, 2017 did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

On June 9, 2016, the Company and CRI amended the CRI Asset Purchase Agreement (“Amended CRI Asset Purchase Agreement”) to provide us commercialization rights for Sensum+® in the U.S. through our Beyond Human® marketing platform through December 31, 2016. On January 1, 2017, the Company and CRI agreed to extend the term of the Amended CRI Asset Purchase Agreement to December 31, 2017. In connection with the extension, we issued restricted shares of common stock totaling 225,000 to CRI as a prepayment of royalties due on net profit of Sensum+® in the U.S. in 2017. The royalty prepayment amount is $44,662 as the number of shares of common stock issued was based on the closing price of our common stock on December 30, 2016. If CRI does not earn royalties larger than the prepaid amount of $44,662 in 2017, the term of the Amended CRI Asset Purchase Agreement is automatically extended one additional year to December 31, 2018.

The CRI Asset Purchase Agreement also requires us to pay to CRI up to $7.0 million in cash milestone payments based on first achievement of annual Ex-U.S. net sales targets plus a royalty based on annual Ex-U.S. net sales. The obligation for these payments expires on April 19, 2023 or the expiration of the last of CRI’s patent claims covering the product or its use outside the U.S., whichever is sooner. No sales milestone obligations have been met and no royalties are owed to CRI under this agreement during the three months ended March 31, 2017 and 2016.

In consideration for the Amended CRI Asset Purchase Agreement, we are required to pay CRI a percentage of the monthly net profit, as defined in the agreement, from our sales of Sensum+® in the U.S. through our Beyond Human® marketing platform. During the three months ended March 31, 2017 and 2016, no amounts have been earned by CRI under the Amended CRI Asset Purchase Agreement.

J&H Co. LTD Agreement

On November 9, 2016, we entered into an exclusive ten-year license agreement with J&H Co. LTD, a South Korea company (“J&H”), under which we granted to J&H an exclusive license to market and sell our topical treatment for Female Sexual Interest/Arousal Disorder (“FSI/AD”) Zestra® and Zestra Glide® in South Korea. Under the agreement, J&H is obligated to order minimum annual quantities of Zestra® and Zestra Glide® totaling $2.0 million at a pre-negotiated transfer price per unit. The minimum annual order quantities by J&H are to be made over a 12-month period following the approval of the product by local authorities and beginning upon the completion of the first shipment of product. Our partner recently received the approval to import the product and placed its first order in March 2017. During the three months ended March 31, 2017, we recognized $60,000 in revenue for the sale of products related to this agreement.

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

Under the agreement, we received an upfront payment of $200,000 and are eligible to receive additional consideration upon and subject to the achievement of sales milestones based on cumulative supplied units of the licensed products in the Territory, plus a pre-negotiated transfer price per unit. We believe the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future sales-based milestones.

As the sales-based milestones do not meet the definition of a milestone under ASC 605-28, we will recognize the revenue from the milestone payments when the cumulative supplied units’ volume is met. During the three months ended March 31, 2017 and 2016, we recognized $0 and $9,000, respectively, in net revenue for the sales of products related to this agreement, and no revenue was recognized for the sales-based milestones of the agreement.

Orimed Pharma Agreement

On September 18, 2014, we entered into a twenty-year exclusive license agreement with Orimed Pharma (“Orimed”), an affiliate of JAMP Pharma, under which we granted to Orimed an exclusive license to market and sell in Canada Zestra®, Zestra Glide®, our topical treatment for premature ejaculation EjectDelay® and our product Sensum+® to increase penile sensitivity.

Under the agreement, we received an upfront payment of $100,000 and are eligible to receive additional consideration upon and subject to the achievement of sales milestones based on cumulative gross sales in Canada by Orimed plus double-digit tiered royalties based on Orimed’s cumulative net sales in Canada. We believe the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future sales-based milestones.

As the sales-based milestones do not meet the definition of a milestone under ASC 605-28, we will recognize the revenue from the milestone payments when the cumulative gross sales volume is met. We will recognize the revenue from the royalty payments on a quarterly basis when the cumulative net sales have been met.  During the three months ended March 31, 2017 and 2016, under this agreement we recognized $0 and $56,103, respectively, in net revenue for the sales of products and no revenue was recognized for the sales-based milestones.

NOTE 3 – BUSINESS AND ASSET ACQUISITIONS

Acquisition of Assets of Beyond Human® in 2016

On February 8, 2016, we entered into an Asset Purchase Agreement (“APA”), pursuant to which we agreed to purchase substantially all of the assets of Beyond Human® (the “Acquisition”) for a total cash payment of up to $662,500 (the “Purchase Price”). The Purchase Price was payable in the following manner:  (1) $300,000 in cash at the closing of the Acquisition (the “Initial Payment”), (2) $100,000 in cash four months from the closing upon the occurrence of certain milestones as described in the APA, (3) $100,000 in cash eight months from the closing upon the occurrence of certain milestones as described in the APA, and (4) $130,000 in cash in twelve months from the closing upon the occurrence of certain milestones as described in the APA.  An additional $32,500 in cash is due if certain milestones occur twelve months from closing.  The transaction closed on March 1, 2016. On September 6, 2016, the Company and the sellers entered into an agreement in which we agreed to pay the sellers $150,000 to settle the contingent consideration payments totaling up to $362,500 under the APA. The settlement agreement was not contemplated at the time of the acquisition and the fair value of the contingent consideration on the date of settlement was $330,000. As a result, we recorded a non-cash gain on contingent consideration of $180,000 during the year ended December 31, 2016.

Supplemental Pro Forma Information for Acquisition of Assets of Beyond Human® (unaudited)

The following unaudited supplemental pro forma information for the three months ended March 31, 2016, assumes the asset acquisition of Beyond Human® had occurred as of January 1, 2016, giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of Beyond Human® been operated as part of the Company since January 1, 2016.

	Three Months Ended March 31, 2016
	As Reported	Pro Forma (unaudited)
Net revenue	$225,463	$275,101
Net loss	$(1,554,969)	$(1,554,517)
Net loss per share of common stock – basic and diluted	$(0.02)	$(0.02)
Weighted average number of shares of common stock outstanding – basic and diluted	68,373,226	68,373,226

Acquisition of Novalere in 2015

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

With the Merger, we acquired the worldwide rights to market and sell the FlutiCare™ brand (fluticasone propionate nasal spray) and the related third-party manufacturing agreement for the manufacturing of FlutiCare™ (“Acquisition Manufacturer”) from Novalere FP. Due to the delay in approval of the Acquisition Manufacturer’s OTC ANDA by the FDA, in May 2017, we announced a commercial relationship with WWPIL who has an FDA approved OTC ANDA for fluticasone propionate nasal spray under which they have agreed to manufacture our FlutiCare™ OTC product for sale in the U.S. (see Note 9). We currently still anticipate that the OTC ANDA filed in November 2014 by the Acquisition Manufacturer with the FDA may be approved in 2017. As we hold the worldwide rights to market and sell FlutiCare™ under the manufacturing agreement with the Acquisition Manufacturer, we believe the agreement with the Acquisition Manufacturer will still provide us with the opportunity to market and sell FlutiCare™ ex-U.S. and, if the OTC ANDA is approved by the FDA, a second source of supply within the U.S., if ever needed.

The Novalere Stockholders are entitled to receive, if and when earned, earn-out payments (the “Earn-Out Payments”). For every $5.0 million in Net Revenue (as defined in the Merger Agreement) realized from the sales of FlutiCare™ through the manufacturing agreement with the Acquisition Manufacturer, the Novalere Stockholders will be entitled to receive, on a pro rata basis, $500,000, subject to cumulative maximum Earn-Out Payments of $2.5 million. The Novalere Stockholders are only entitled to the Earn-Out Payments from the Acquisition Manufacturer’s OTC ANDA under review by the FDA and have no earn-out rights to the sales of FlutiCare™ supplied by WWPIL under the commercial agreement entered into in May 2017.

During the three months ended March 31, 2017, there was a decrease in the estimated fair value of the remaining 138,859 ANDA consideration shares totaling $20,107 (see below) which is included in fair value adjustment for contingent consideration in the accompanying condensed consolidated statement of operations. There was no change to the estimated fair value of the future earn-out payments of $1,248,125 during the three months ended March 31, 2017 and there was no change to the estimate fair value of the contingent consideration during the three months ended March 31, 2016.

On November 12, 2016, we entered into an Amendment and Supplement to a Registration Rights and Stock Restriction Agreement (the "Agreement") with Novalere Holdings pursuant to which we agreed to issue 12,808,796 shares of our common stock (the “Novalere Shares”) that were issuable pursuant to agreement upon the approval of the Acquisition Manufacturer’s OTC ANDA for fluticasone propionate nasal spray by the FDA. In connection with the issuance of the Novalere Shares, Novalere Holdings also agreed to certain restrictions, and to an extension in the date to register the Novalere Shares and all other shares of our common stock held by Novalere Holdings until the second quarter of 2017. In the event a registration statement to register the Novalere Shares was not filed by February 1, 2017, and did not become effective by May 15, 2017, we would have been required to issue additional shares of common stock as a penalty to Novalere Holdings equal to 10% of the total shares to be registered of 25,617,592. We filed a Registration Statement on Form S-1 on February 1, 2017 to register the 25,617,592 shares of common stock issued to Novalere Holdings and the Form S-1 was declared effective on March 15, 2017. The remaining 138,859 ANDA consideration shares not issuable yet will be issued upon FDA approval of the ANDA filed by the Acquisition Manufacturer and the estimated fair value of such remaining shares of $12,108 is included in contingent consideration in the accompanying condensed consolidated balance sheet at March 31, 2017.

Purchase of Semprae Laboratories, Inc. in 2013

On December 24, 2013 (the “Semprae Closing Date”), we, through Merger Sub, obtained 100% of the outstanding shares of Semprae in exchange for the issuance of 3,201,776 shares of our common stock, which shares represented 15% of our total issued and outstanding shares as of the close of business on the Closing Date, whereupon Merger Sub was renamed Semprae Laboratories, Inc. We agreed to pay the former shareholders an annual royalty (“Royalty”) equal to 5% of the net sales from Zestra® and Zestra Glide® and any second generation products derived primarily therefrom (“Target Products”) up until the time that a generic version of such Target Product is introduced worldwide by a third party.

The agreement to pay the annual Royalty resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the consolidated statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. During the three months ended March 31, 2017 and 2016, no amounts have been paid under this arrangement.  The fair value of the expected royalties to be paid was decreased by $7,067 and $0 during the three months ended March 31, 2017 and 2016, respectively, which is included in the fair value adjustment for contingent consideration in the accompanying consolidated statements of operations. The fair value of the contingent consideration was $398,509 and $405,577 at March 31, 2017 and December 31, 2016, respectively, based on the new estimated fair value of the consideration.

NOTE 4 – ASSETS AND LIABILITIES

Inventories

Inventories consist of the following:
	March 31,	December 31,
	2017	2016
Raw materials and supplies	$98,806	$85,816
Work in process	93,086	48,530
Finished goods	344,748	465,510
Total	$536,640	$599,856

Intangible Assets

Amortizable intangible assets consist of the following:

	March 31, 2017
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$417,597	$(99,604)	$317,993	7 – 15
Customer Contracts	611,119	(203,706)	407,413	10
Sensum+® License (from CRI)	234,545	(89,873)	144,672	10
Vesele® trademark	25,287	(7,837)	17,450	8
Beyond Human® Website and Trade Name	222,062	(42,667)	179,395	5 – 10
Novalere Mfg. Contract	4,681,000	(1,004,465)	3,676,535	10
Other Beyond Human® Intangible Assets	4,730	(2,666)	2,064	1 – 3
Total	$6,196,340	$(1,450,818)	$4,745,522

	December 31, 2016
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$417,597	$(91,201)	$326,396	7 – 15
Customer Contracts	611,119	(188,428)	422,691	10
Sensum+® License (from CRI)	234,545	(84,009)	150,536	10
Vesele® trademark	25,287	(7,047)	18,240	8
Beyond Human® Website and Trade Name	222,062	(32,821)	189,241	5 – 10
Novalere Mfg. Contract	4,681,000	(887,440)	3,793,560	10
Other Beyond Human® Intangible Assets	4,730	(2,147)	2,583	1 – 3
Total	$6,196,340	$(1,293,093)	$4,903,247

Amortization expense for the three months ended March 31, 2017 and 2016 was $157,725 and $157,602, respectively. The following table summarizes the approximate expected future amortization expense as of March 31, 2017 for intangible assets:

Remainder of 2017	$472,000
2018	630,000
2019	629,000
2020	629,000
2021	600,000
2022	592,000
Thereafter	1,194,000
$4,746,000

Prepaid Expense and Other Current Assets

Prepaid expense and other current assets consist of the following:
	March 31,	December 31,
	2017	2016
Prepaid insurance	$43,223	$69,976
Prepaid inventory	73,372	20,750
Merchant net settlement reserve receivable (see Note 1)	75,000	221,243
Prepaid consulting and other expense	40,393	21,094
Prepaid CRI royalties (see Note 2)	44,662	-
Prepaid consulting and other service stock-based compensation expense (see Note 7)	315,994	530,601
Total	$592,644	$863,664

Accounts Payable and Accrued Expense

Accounts payable and accrued expense consist of the following:
	March 31,	December 31,
	2017	2016
Accounts payable	$736,165	$647,083
Accrued credit card balances	21,979	31,654
Accrued royalties	99,228	73,675
Sales returns and allowances	57,233	60,853
Accrual for stock to be issued to consultants (see Note 7)	180,000	360,000
Accrued other	55,147	36,785
Total	$1,149,752	$1,210,050

NOTE 5 – NOTES PAYABLE AND DEBENTURES – NON-RELATED PARTIES

Notes Payable

The following table summarizes the outstanding notes payable at March 31, 2017 and December 31, 2016:

	2017	2016
Notes payable:
February 2016 Note Payable	$280,310	$347,998
December 2016 and January 2017 Notes Payable	715,000	550,000
Total notes payable	995,310	897,998
Less: Debt discount	(193,262)	(216,871)
Carrying value	802,048	681,127
Less: Current portion	(802,048)	(626,610)
Notes payable, net of current portion	$-	$54,517

The following table summarizes the future minimum payments as of March 31, 2017 for the notes payable:

Remainder of 2017	$940,325
2018	54,985
$995,310

February 2016 Note Payable

On February 24, 2016, the Company and SBI Investments, LLC, 2014-1 (“SBI”) entered into an agreement in which SBI loaned us gross proceeds of $550,000 pursuant to a purchase agreement, 20% secured promissory note and security agreement (“February 2016 Note Payable”), all dated February 19, 2016 (collectively, the “Finance Agreements”), to purchase substantially all of the assets of Beyond Human® (see Note 3).  Of the $550,000 gross proceeds, $300,000 was paid into an escrow account held by a third party bank and was released to Beyond Human® upon closing of the transaction, $242,500 was provided directly to us for use in building the Beyond Human® business and $7,500 was provided for attorneys’ fees.  The attorneys’ fees were recorded as a discount to the carrying value of the February 2016 Note Payable.

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

The February 2016 Note Payable is secured by SBI through a first priority secured interest in all of the Beyond Human® assets acquired by us in the transaction including all revenue received by us from these assets

December 2016 and January 2017 Notes Payable

On December 5, 2016 and January 19, 2017, we entered into a securities purchase agreement with three unrelated third-party investors in which the investors loaned us gross proceeds of $500,000 in December 2016 and $150,000 in January 2017 pursuant to a 5% promissory note (“December 2016 & January 2017 Notes Payable”).  The notes have an Original Issue Discount (“OID”) of $65,000 and require payment of $715,000 in principal upon maturity. The December 2016 & January 2017 Notes Payable bear interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on October 4, 2017 and November 18, 2017 for those received in December 2016 and January 2017, respectively.

In connection with the December 2016 & January 2017 Notes Payable, we issued the investors restricted shares of common stock totaling 1,111,111 in December 2016 and 330,000 in January 2017.  The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the December 2016 & January 2017 Notes Payable.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $182,203 in December 2016 and $44,217 in January 2017. The discount is being amortized to interest expense using the effective interest method over the term of the December 2016 & January 2017 Notes Payable.

Interest Expense

We recognized interest expense on notes payable of $25,057 and $11,365 for the three months ended March 31, 2017 and 2016, respectively.  Amortization of the debt discount to interest expense during the three months ended March 31, 2017 and 2016 totaled $82,826 and $469, respectively.

Convertible Debentures

2016 Financing

The following table summarizes the outstanding 2016 convertible debentures at March 31, 2017 and December 31, 2016:

	2017	2016

Convertible debentures	$-	$1,559,922
Less: Debt discount	-	(845,730)
Carrying value	-	714,192
Less: Current portion	-	(714,192)
Convertible debentures, net of current portion	$-	$-

In the second and third quarter of 2016, we entered into Securities Purchase Agreements with eight accredited investors (the “Investors”), pursuant to which we received aggregate gross proceeds of $3.0 million (net of OID) pursuant to which we sold:

Nine convertible promissory notes of the Company totaling $3,303,889 (each a “2016 Note” and collectively the “2016 Notes”) (the 2016 Notes were sold at a 10% OID and we received an aggregate total of $2,657,500 in funds thereunder after debt issuance costs of $342,500). The 2016 Notes and accrued interest were convertible into shares of our common stock at a conversion price of $0.25 per share, with certain adjustment provisions. The maturity date of the 2016 Notes issued on June 30, 2016 and July 15, 2016 was July 30, 2017 and the maturity date of the 2016 Notes issued on July 25, 2016 was August 25, 2017. The 2016 Notes bore interest on the unpaid principal amount at the rate of 5% per annum from the date of issuance until the same became due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. We had the ability to prepay the 2016 Notes at any time on the terms set forth in the 2016 Notes at the rate of 110% of the then outstanding balance of the 2016 Notes.

The fair value of the restricted shares of common stock issued to Investors in 2016 was based on the market price of our common stock on the date of issuance of the 2016 Notes.  The allocation of the proceeds to the warrants and restricted shares of common stock based on their relative fair values resulted in us recording a debt discount. We also determined that the embedded conversion features in the 2016 Notes were a derivative instrument which was required to be bifurcated from the debt host contract and recorded at fair value as a derivative liability.  The fair value of the embedded conversion features was determined using a Path-Dependent Monte Carlo Simulation Model (see Note 8 for assumptions used to calculate fair value). The initial fair value of the embedded conversion features was recorded as a debt discount with the amount in excess of the proceeds allocated to the debt, after the allocation of debt proceeds to the debt issuance costs, being immediately expensed and recorded as interest expense in 2016.

During the three months ended March 31, 2017, certain of the 2016 Notes holders elected to convert principal and interest outstanding of $350,610 into 1,402,440 shares of common stock at a conversion price of $0.25 per share (see Note 7).  As a result of the conversion of the principal and interest balance into shares of common stock, the fair value of the embedded conversion feature derivative liabilities of $203,630 on the date of conversion was reclassified to additional paid-in capital (see Note 8) and the amortization of the debt discount was accelerated for the amount converted and recorded to interest expense during the three months ended March 31, 2017.

As a result of the completion of a public equity offering in March 2017 (see Note 7), we were required to prepay the outstanding principal and accrued interest balance of the 2016 Notes with the cash proceeds received from such offering. The outstanding principal and accrued interest balance of $1,272,469 was repaid in March 2017, as well as, a 10% prepayment penalty of $127,247. Due to the acceleration of repayment of the 2016 Notes as a result of the public equity offering, the transaction was recorded as a debt extinguishment and the 10% prepayment penalty of $127,247 and the remaining unamortized debt discount as of the date of repayment of $415,682 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2017. The repayment of the outstanding principal and accrued interest balance of the 2016 Notes resulted in the extinguishment of the embedded conversion feature derivative liability and thus the fair value as of the date of repayment of $238,101 was recorded as a reduction to the loss on debt extinguishment in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2017.

Interest Expense

We recognized interest expense on the 2016 Notes for the three months ended March 31, 2017 of $19,544. The debt discount recorded for the 2016 Notes were being amortized as interest expense over the term of the 2016 Notes using the effective interest method.  Total amortization of the debt discount on the 2016 Notes to interest expense for the three months ended March 31, 2017 was $430,048.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Borrowings

There were certain related party borrowings to our current President and Chief Executive Officer that were repaid in full during 2016. During the three months ended March 31, 2016, we recorded a beneficial conversion feature of $1,833 for accrued interest on the then outstanding line of credit convertible debenture balance with our current President and Chief Executive Officer and repaid $42,500 of principal. We recognized interest expense on the outstanding debentures to a related party totaling $8,362 during the three months ended March 31, 2016. Amortization of the debt discount to interest expense during the three months ended March 31, 2016 totaled $10,271.

Accrued Compensation – Related Party

Accrued compensation includes accruals for employee wages, vacation pay and target-based bonuses. The components of accrued compensation as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Wages	$1,431,686	$1,455,886
Vacation	307,454	261,325
Bonuses	647,153	449,038
Payroll taxes on the above	100,218	133,344
Total	2,486,511	2,299,593
Classified as long-term	(1,036,315)	(1,531,904)
Accrued compensation	$1,450,196	$767,689

Accrued employee wages at March 31, 2017 and December 31, 2016 are entirely related to wages owed to our President and Chief Executive Officer. Under the terms of his employment agreement, wages are to be accrued but no payment made for so long as payment of such salary would jeopardize our ability to continue as a going concern. The President and Chief Executive Officer started to receive payment of salary in July 2016. It was determined by our Board of Directors that deferred salary of $463,167 would be paid to our current President and Chief Executive Officer in the second quarter of 2017 to assist in paying the statutory personal tax withholding on the shares of common stock he received in 2016 for his vested restricted stock units. As a result, the deferred salary amount and related employer taxes totaling $495,589 has been classified as current. The payment of such deferred salary would not jeopardize our ability to continue as a going concern. Our President and Chief Executive Officer has agreed to not receive payment on the remaining accrued wages and related payroll tax amounts within the next 12 months and thus the remaining balance is classified as a long-term liability. In the second quarter of 2017, our Board of Directors approved for payment the accrued fiscal year 2016 bonus of $33,442 to our former Executive Vice President and Chief Financial Officer in accordance with his employment agreement.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

Issuances of Common Stock

Public Equity Offering

On March 21, 2017, we completed a sale of common stock and warrants under a registered public offering. The gross proceeds to us from the offering were $3,850,000, before underwriting discounts and commissions and other offering expenses ($3,307,773 after underwriting discounts, commissions and expenses).

The public offering price per share of common stock sold was $0.15. Each investor who purchased a share of common stock in the offering received a five-year warrant to purchase one share of common stock at an exercise price of $0.15 per share (“Series A Warrants”) and a one-year warrant to purchase one share of common stock at an exercise price of $0.15 per share (“Series B Warrants”). Under the terms of the offering, we issued 25,666,669 shares of common stock, Series A Warrants to purchase up to an aggregate of 25,666,669 shares of common stock and Series B Warrants to purchase up to an aggregate of 25,666,669 shares of common stock. The Series A Warrants and Series B Warrants are exercisable immediately. We allocated the net proceeds received of $3,307,773 to the common stock, Series A Warrants and Series B Warrants sold in the offering based on their relative fair values. The fair value of the Series A Warrants and Series B Warrants was determined using Black-Scholes. Based on their relative fair values, we allocated net of proceeds of $1,593,233 to the common stock, $1,075,995 to the Series A Warrants and $638,545 to the Series B Warrants.

In connection with this offering, we issued to H.C. Wainwright & Co. (“HCW”), the underwriter in the offering, a warrant to purchase up to 1,283,333 shares of common stock and HCW received total cash consideration, including the reimbursement of public offering-related expenses, of $443,000. If such warrant is exercised, each share of common stock may be purchased at $0.1875 per share (125% of the price of the common stock sold in the offering), commencing on March 21, 2017 and expiring March 21, 2022. The fair value of the warrants issued to HCW totaled $129,755 and was determined using Black-Scholes. The fair value of the warrants was recorded as an offering cost but has no net impact to additional paid-in capital in stockholders’ equity in the accompanying condensed consolidated balance sheet.

In connection with this offering, the Company incurred $99,227 in other offering costs that have been offset against the proceeds from this offering.

Other Stock Issuances and Related Stock-Based Compensation

On August 23, 2016, we entered into a consulting agreement with a third party pursuant to which we agreed to issue 1,600,000 restricted shares of common stock, payable in four equal installments, in exchange for services to be rendered over the agreement which ends on August 23, 2017. The shares were considered fully-vested and non-refundable at the execution of the agreement. In 2016 we issued 800,000 shares of common stock and in February 2017 we issued a total of 400,000 shares of common stock under the agreement. The fair value of the shares issued in February 2017 of $180,000 was based on the market price of our common stock on the date of agreement. As a result of the shares being fully-vested at the execution of the agreement but payable in equal installments, we have recorded a liability for the fair value of the remaining 400,000 shares of common stock to be issued of $180,000 which is included in accounts payable and accrued expense in the accompanying condensed consolidated balance sheet at March 31, 2017. Upon issuance of the remaining shares, we will reclassify the liability to common stock and additional paid-in-capital. During the three months ended March 31, 2017, we recognized $180,000 in general and administrative expense in the accompanying condensed consolidated statement of operations and the remaining unamortized expense of $285,000 is included in prepaid expense and other current assets in the accompanying condensed consolidated balance sheet at March 31, 2017.

On September 1, 2016, we entered into a service agreement with a third party pursuant to which we agreed to issue, over the term of the agreement, 2,000,000 shares of common stock in exchange for services to be rendered. During the three months ended March 31, 2017, we issued 670,000 shares under the agreement related to services provided and recognized the fair value of the shares issued of $123,615 in general and administrative expense in the accompanying condensed consolidated statement of operations. The 670,000 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of our common stock on the date of vesting. There are no more shares of common stock to be issued under this service agreement as of March 31, 2017.

On November 17, 2016, we entered into a service agreement with a third party and in connection with the new agreement issued 275,000 fully-vested shares for services to be provided over the term of the new service agreement through May 17, 2017. The fair value of the shares issued of $69,575 was based on the market price of our common stock on the date of vesting. During the three months ended March 31, 2017, we recognized $34,787 in general and administrative expense in the accompanying condensed consolidated statement of operations and the remaining unamortized expense of $17,394 is included in prepaid expense and other current assets in the accompanying condensed consolidated balance sheet at March 31, 2017.

On December 16, 2016, we amended a consulting agreement with a third party to extend the term of the agreement to June 16, 2017 and in connection with the amendment issued 80,000 fully-vested shares for services to be provided over the remaining term of the amended agreement. The fair value of the shares issued of $14,640 was based on the market price of our common stock on the date of vesting. On January 19, 2017, we further amended the agreement to expand the scope of service performed by the consultant and as a result issued an additional 78,947 shares of fully vested common stock for services to be provided through June 16, 2017. The fair value of the shares issued of $15,000 was based on the market price of our common stock on the date of vesting. During the three months ended March 31, 2017, we recognized $14,820 in general and administrative expense in the accompanying condensed consolidated statement of operations and the remaining unamortized expense of $13,600 is included in prepaid expense and other current assets in the accompanying condensed consolidated balance sheet at March 31, 2017.

In January 2017, we issued 10,076 shares of common stock for services and recorded an expense of $2,000, which is included in general and administrative expense in the accompanying condensed consolidated statement of operations. The 10,076 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of our common stock on the date of vesting.

In January 2017, we issued 225,000 shares of common stock to CRI pursuant to the Amended CRI Asset Purchase Agreement (see Note 2) for the prepayment of future royalties due on net profit of Sensum+® in the U.S. in 2017.  The fair value of the restricted shares of common stock of $44,662 was based on the market price of our common stock on the date of issuance and is included in prepaid expense and other current assets in the accompanying condensed consolidated balance sheet at March 31, 2017.

In January 2017, we issued 330,000 shares of restricted common stock to a note holder in connection with their note payable.  The relative fair value of the shares of restricted common stock issued was determined to be $44,217 and was recorded as a debt discount (see Note 5).

In March 2017, certain 2016 Notes holders elected to convert $350,610 in principal and interest into 1,402,440 shares of common stock (see Note 5). Upon conversion, the fair value of the embedded conversion feature derivative liability on the date of conversion was reclassified to additional paid-in capital (see Note 8).

In March 2017, we issued shares of common stock totaling 40,000 upon the exercise of stock options for total cash proceeds of $2,894.

2013 Equity Incentive Plan

We have issued common stock, restricted stock units and stock option awards to employees, non-executive directors and outside consultants under the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by our Board of Directors in February of 2013. The 2013 Plan allows for the issuance of up to 10,000,000 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The exercise price for all equity awards issued under the 2013 Plan is based on the fair market value of the common stock. Currently, because our common stock is quoted on the OTCQB, the fair market value of the common stock is equal to the last-sale price reported by the OTCQB as of the date of determination, or if there were no sales on such date, on the last date preceding such date on which a sale was reported. Generally, each vested stock unit entitles the recipient to receive one share of our common stock which is eligible for settlement at the earliest of their termination, a change in control of us or a specified date. Restricted stock units can vest according to a schedule or immediately upon award. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards, and have a ten-year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based. As of March 31, 2017, no shares were available under the 2013 Plan.

2014 Equity Incentive Plan

We have issued common stock, restricted stock units and stock options to employees, non-executive directors and outside consultants under the 2014 Equity Incentive Plan (“2014 Plan”), which was approved by our Board of Directors in November 2014. The 2014 Plan allows for the issuance of up to 20,000,000 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The exercise price for all equity awards issued under the 2014 Plan is based on the fair market value of the common stock. Generally, each vested stock unit entitles the recipient to receive one share of our common stock which is eligible for settlement at the earliest of their termination, a change in control of us or a specified date. Restricted stock units can vest according to a schedule or immediately upon award. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards and have a ten-year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based. As of March 31, 2017, 58,367 shares were available under the 2014 Plan.

2016 Equity Incentive Plan

On March 21, 2016, our Board of Directors approved the adoption of the 2016 Equity Incentive Plan and on October 20, 2016 adopted the Amended and Restated 2016 Equity Incentive Plan (“2016 Plan”). The 2016 Plan was then approved by our stockholders in November 2016. The 2016 Plan allows for the issuance of up to 20,000,000 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The 2016 Plan includes an evergreen provision in which the number of shares of common stock authorized for issuance and available for future grants under the 2016 Plan will be increased each January 1 after the effective date of the 2016 Plan by a number of shares of common stock equal to the lesser of: (a) 4% of the number of shares of common stock issued and outstanding on a fully-diluted basis as of the close of business on the immediately preceding December 31, or (b) a number of shares of common stock set by our Board of Directors. In March 2017, our Board of Directors approved an increase of 5,663,199 shares of common stock to the shares authorized under the 2016 Plan in accordance with the evergreen provision in the 2016 Plan. The exercise price for all equity awards issued under the 2016 Plan is based on the fair market value of the common stock. Generally, each vested stock unit entitles the recipient to receive one share of our common stock which is eligible for settlement at the earliest of their termination, a change in control of the us or a specified date. Restricted stock units can vest according to a schedule or immediately upon award. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards and have a ten-year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based. As of March 31, 2017, 19,420,168 shares were available under the 2016 Plan.

Stock-Based Compensation

The stock-based compensation expense for the three months ended March 31, 2017 and 2016 was $225,172 and $524,633, respectively, for the issuance of restricted stock units and stock options to management, directors and consultants.  We calculate the fair value of the restricted stock units based upon the quoted market value of the common stock at the date of grant. We calculate the fair value of each stock option award on the date of grant using Black-Scholes. As of March 31, 2017, the remaining unamortized stock-based compensation expense to be recognized in the condensed consolidated statement of operations was approximately $1.2 million and will be recognized over a remaining weighted-average term of 2.6 years.

Stock Options

For the three months ended March 31, 2017 and 2016, the following weighted average assumptions were utilized for the calculation of the fair value of the stock options granted during the period using Black-Scholes:

	2017	2016
Expected life (in years)	7.9	10.0
Expected volatility	217.9%	226.72%
Average risk-free interest rate	2.28%	1.81%
Dividend yield	0%	0%
Grant date fair value	$0.23	$0.16

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
The following table summarizes the number of stock options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2016	237,500	$0.22	8.6	-
Granted	19,000	$0.23	-	-
Exercised	(40,000)	$0.07	-	-
Cancelled	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2017	216,500	$0.24	8.4	$2,209

Vested at March 31, 2017	216,500	$0.24	8.4	$2,209

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding stock options and the quoted price of our common stock at March 31, 2017.  During the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation from stock options of $4,378 and $5,500, respectively. The intrinsic value of the stock options exercised during the three months ended March 31, 2017 on the date of exercise was $5,306.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2017:

Restricted Stock Units
Outstanding at December 31, 2016	12,874,848
Granted	2,060,455
Exchanged	-
Cancelled	-
Outstanding at March 31, 2017	14,935,303

Vested at March 31, 2017	9,185,303

The vested restricted stock units at March 31, 2017 have not settled and are not showing as issued and outstanding shares of ours but are considered outstanding for earnings per share calculations. Settlement of these vested restricted stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of us, or (iii) 10 years from date of issuance. Settlement of vested restricted stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the board of directors and is subject to certain criteria having been fulfilled by the recipient.

The grant date fair value of restricted stock units issued during the three months ended March 31, 2017 was $432,000. For the three months ended March 31, 2017 and 2016, we recognized $220,794 and $519,133, respectively, of stock-based compensation expense for the vested units. As of March 31, 2017, compensation expense related to unvested shares not yet recognized in the condensed consolidated statement of operations was approximately $1.2 million and will be recognized over a remaining weighted-average term of 2.6 years.

Warrants

During the year ended December 31, 2014, we issued warrants in connection with notes payable (which were repaid in 2013). The remaining warrants of 135,816 have an exercise price of $0.10 and expire December 6, 2018.

In January 2015, we issued 250,000 warrants with an exercise price of $0.30 per share to a former executive in connection with the January 2015 debenture. The warrants expire on January 21, 2020. The warrants contain anti-dilution protection, including protection upon dilutive issuances. In connection with the convertible debentures issued in 2015, the exercise price of these warrants was reduced to $0.0896 per share and an additional 586,705 warrants were issued per the anti-dilution protection afforded in the warrant agreement during the year ended December 31, 2015.

In connection with the convertible debentures in 2015, we issued warrants with an exercise price of $0.30 per share and expire in 2020 to investors and placement agents. Warrants to purchase 774,533 shares of common stock remain outstanding as of March 31, 2017.

In connection with the 2016 Notes, we issued warrants to the Investors and placement agents with an exercise price of $0.40 per share and expire in 2021. Warrants to purchase 4,220,000 shares of common stock remain outstanding as of March 31, 2017.

In connection with the public equity offering in March 2017, we issued Series A Warrants to purchase 25,666,669 shares of common stock at $0.15 per share and Series B Warrants to purchase 25,666,669 shares of common stock at $0.15 per share. The Series A Warrants expire in 2022 and the Series B Warrants expire in 2018. We also issued warrants to purchase 1,283,333 shares of common stock to our placement agent with an exercise price of $0.1875 per share and expire in 2022.

For the three months ended March 31, 2017, the following weighted average assumptions were utilized for the calculation of the fair value of the warrants issued during the period using Black-Scholes:

2017
Expected life (in years)	3.1
Expected volatility	203.3%
Average risk-free interest rate	1.49%
Dividend yield	0%

At March 31, 2017, there are 58,583,725 fully vested warrants outstanding. The weighted average exercise price of outstanding warrants at March 31, 2017 is $0.17 per share, the weighted average remaining contractual term is 3.1 years and the aggregate intrinsic value of the outstanding warrants is $17,119.

Net Loss per Share

Restricted stock units that are vested but the issuance and delivery of the shares are deferred until the employee or director resigns are included in the basic and diluted net loss per share calculations.

The weighted average shares of common stock outstanding used in the basic and diluted net loss per share calculation for the three months ended March 31, 2017 and 2016 was 126,327,687 and 60,491,409, respectively.

The weighted average restricted stock units vested but issuance of the common stock is deferred until there is a change in control, a specified date in the agreement or the employee or director resigns used in the basic and diluted net loss per share calculation for the three months ended March 31, 2017 and 2016 was 8,771,486 and 7,881,817, respectively.

The total weighted average shares outstanding used in the basic and diluted net loss per share calculation for the three months ended March 31, 2017 and 2016 was 135,099,173 and 68,373,226, respectively.

The following table shows the anti-dilutive shares excluded from the calculation of basic and diluted net loss per common share as of March 31, 2017 and 2016:

	As of March 31,
	2017	2016
Gross number of shares excluded:
Restricted stock units – unvested	5,750,000	2,524,998
Stock options	216,500	230,500
Convertible debentures and accrued interest	-	12,652,384
Warrants	58,583,725	6,372,831
Total	64,550,225	21,780,713

The above table does not include the ANDA Consideration Shares related to the Novalere acquisition totaling 138,859 and 12,947,655 at March 31, 2017 and 2016, respectively, as they are considered contingently issuable (see Note 3).

NOTE 8 – DERIVATIVE LIABILITIES

The warrants issued in connection with the January 2015 Non-Convertible Debenture to a former executive are measured at fair value and classified as a liability because these warrants contain anti-dilution protection and therefore, cannot be considered indexed to our own stock which is a requirement for the scope exception as outlined under FASB ASC 815. The estimated fair value of the warrants was determined using the Probability Weighted Black-Scholes Model. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first. The anti-dilution protection for the warrants survives for the life of the warrants which ends in January 2020.

The derivative liabilities are a Level 3 fair value measure in the fair value hierarchy and the assumptions for the Probability Weighted Black-Scholes Option-Pricing Model for the three months ended March 31, 2017 are represented in the table below:

March 31, 2017
Expected life (in years)	2.81 – 2.97
Expected volatility	182% – 186%
Average risk-free interest rate	1.46% – 1.50%
Dividend yield	0%

We have determined the embedded conversion features of the 2016 Notes (see Note 5) to be derivative liabilities because the terms of the embedded conversion features contained anti-dilution protection and therefore, could not be considered indexed to our own stock which was a requirement for the scope exception as outlined under FASB ASC 815.  The embedded conversion features were to be measured at fair value and classified as a liability with subsequent changes in fair value recorded in earnings at the end of each reporting period.  We have determined the fair value of the derivative liabilities using a Path-Dependent Monte Carlo Simulation Model.  The fair value of the derivative liabilities using such model was affected by changes in inputs to that model and was based on the individual characteristics of the embedded conversion features on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate, credit spread, probability of default by us and acquisition of us.  During the three months ended March 31, 2017, the 2016 Notes were either converted into shares of common stock or repaid in full. The conversion of the 2016 Notes during the three months ended March 31, 2017 resulted in the fair value of the embedded conversion feature derivative liability on the dates of conversion of $203,630 to be reclassified to additional paid-in capital (see Note 7).  Upon repayment of the remaining 2016 Notes in March 2017 (see Note 5), the fair value of the embedded conversion features on date of repayment of $238,101 was extinguished and included in loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

The derivative liabilities are a Level 3 fair value measurement in the fair value hierarchy and a summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for our embedded conversion feature derivative liabilities that are categorized within Level 3 of the fair value hierarchy during the three months ended March 31, 2017 is as follows:

March 31, 2017
Stock price	$0.103 – $0.305
Strike price	$0.25
Expected life (in years)	0.36 – 0.43
Expected volatility	130% – 168%
Average risk-free interest rate	0.78% – 0.87%
Dividend yield	–

At March 31, 2017, the estimated Level 3 fair value of the warrant derivative liabilities measured on a recurring basis is as follows:

	Fair value	Level 1	Level 2	Level 3	Total
Warrant derivative liabilities	$93,669	$-	$-	$93,669	$93,669

The following table presents the activity for the Level 3 embedded conversion feature and warrant derivative liabilities measured at fair value on a recurring basis for the three months ended March 31, 2017:

 Fair Value Measurements Using Level 3 Inputs

Warrant derivative liabilities:
Beginning balance December 31, 2016	$164,070
Change in fair value	(70,401)
Ending balance March 31, 2017	$93,669

Embedded conversion feature derivative liabilities:
Beginning balance December 31, 2016	$319,674
Reclassification of fair value of embedded conversion feature derivative liability to additional paid-in capital upon conversions of 2016 Notes	(203,630)
Extinguishment of embedded conversion feature upon repayment of 2016 Notes	(238,101)
Change in fair value	122,057
Ending balance March 31, 2017	$-

NOTE 9 – SUBSEQUENT EVENTS

In April 2017, we issued 18,349 shares of common stock to a consultant for services rendered. The fair value of the common stock issued was approximately $2,000.

In May 2017, we entered into a commercial agreement with West-Ward Pharmaceuticals International Limited (“WWPIL”), a wholly-owned subsidiary of Hikma Pharmaceuticals PLC (“Hikma”) (LSE: HIK) (NASDAQ Dubai: HIK) (OTC: HKMPY). Pursuant to the commercial agreement, WWPIL will provide the Company with the rights to launch our branded, fluticasone propionate nasal spray USP, 50 mcg per spray (FlutiCare™), under WWPIL’s FDA approved ANDA No. 207957 in the U.S. in the second half of 2017. The initial term of the commercial agreement is for two years and upon expiration of the initial term, the agreement will automatically renew for subsequent one-year terms unless either party notifies the other party in writing of its desire not to renew at least 90 days prior to the end of the then current term.

We have evaluated subsequent events through the filing date of this Form 10-Q and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosures in the notes thereto other than as disclosed in the accompanying notes to the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Innovus Pharmaceuticals, Inc., together with its subsidiaries, are collectively referred to as “Innovus”, the “Company”, “us”, “we”, or “our”. The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2017, as well as the consolidated financial statements and related notes contained therein.

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

Our business model leverages our ability to (a) develop and build our current pipeline of products and (b) to also acquire outright or in-license commercial products that are supported by scientific and/or clinical evidence, place them through our existing supply chain, retail and on-line (including Amazon®-based business platform) channels to tap new markets and drive demand for such products and to establish physician relationships. We currently have 18 products marketed in the U.S. with six of those being marketed and sold in multiple countries around the world through some of our 14 commercial partners. We currently expect to launch an additional six products in the U.S. in 2017 and we currently have approvals to launch certain of our already marketed products in 31 additional countries.

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

Our Products

We currently generate revenue from 18 products in the U.S. and six in international countries, as follows:

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
17.
UriVarx™ for bladder health; and
18.
ProstaGorx™ for prostate health.

In addition, we currently expect to launch in the U.S. the following products in 2017, subject to the applicable regulatory approvals, if required:

1.
AllerVarx™ for the management of allergy symptoms (first half of 2017);
2.
FlutiCare™ for allergic rhinitis (second half of 2017);
3.
Xyralid™ for the relief of the pain and symptoms caused by hemorrhoids (second half of 2017);
4.
AndroVit™ for men's health (second half of 2017);
5.
Urocis™ XR for urinary tract infections (second half of 2017);
6.
Apeaz™ for arthritis related pain (second half of 2017);
7.
ArthriVarx™ for joint health (second half of 2017); and
8.
PEVarx™ for extension of sexual intercourse time (second half of 2017).

Sales and Marketing Strategy U.S. and Internationally

Our sales and marketing strategy is based on (a) the use of direct to consumer advertisements in print and online media through our proprietary Beyond Human® sales and marketing infrastructure acquired in March 2016, (b) working with direct commercial channel partners in the U.S. and also directly marketing the products ourselves to physicians, urologists, gynecologists and therapists and to other healthcare providers, and (c) working with exclusive commercial partners outside of the U.S. that would be responsible for sales and marketing in those territories. We have now fully integrated most of our existing line of products such as Vesele®, Sensum+®, UriVarx™, Zestra®, and RecalMax™ into the Beyond Human® sales and marketing platform. We plan to integrate ProstaGorx™, Xyralid™, AllerVarx™, AndroVit™, Urocis™ XR; and FlutiCare™, subject to regulatory approvals, upon their expected commercial launches in 2017. We also market and distribute our products in the U.S. through retailers, wholesalers and other online channels. Our strategy outside the U.S. is to partner with companies who can effectively market and sell our products in their countries through their direct marketing and sales teams. The strategy of using our partners to commercialize our products is designed to limit our expenses and fix our cost structure, enabling us to increase our reach while minimizing our incremental spending.

Our current OTC monograph, Rx-to-OTC ANDA switch drugs and consumer care products marketing strategy is to focus on four main U.S. markets: (1) sexual health (male sexual dysfunction and health); (2) urology (bladder and prostate health); (3) respiratory disease; and (4) brain health. We will focus our current efforts on these four markets and will seek to develop, acquire or license products that we can sell through our sales channels in these fields.

Results of Operations for the Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	$ Change	% Change
NET REVENUE:
Product sales, net	$2,177,290	$224,463	$1,952,827	870.0%
License revenue	-	1,000	(1,000)	(100.0)%
Net revenue	2,177,290	225,463	1,951,827	865.7%

OPERATING EXPENSE:
Cost of product sales	440,476	120,123	320,353	266.7%
Research and development	3,183	-	3,183	100.0%
Sales and marketing	1,687,351	35,496	1,651,855	4,653.6%
General and administrative	1,704,663	1,287,737	416,926	32.4%
Total operating expense	3,835,673	1,443,356	2,392,317	165.7%
LOSS FROM OPERATIONS	(1,658,383)	(1,217,893)	(440,490)	36.2%

Interest expense	(557,479)	(390,851)	(166,628)	42.6%
Loss on extinguishment of debt	(304,828)	-	(304,828)	100.0%
Other income (expense), net	(616)	1,765	(2,381)	(134.9)%
Fair value adjustment for contingent consideration	27,175	(5,584)	32,759	(586.7)%
Change in fair value of derivative liabilities	(51,656)	57,594	(109,250)	(189.7)%
NET LOSS	$(2,545,787)	$(1,554,969)	(990,818)	63.7%

Net Revenue

We recognized net revenue of approximately $2.2 million for the three months ended March 31, 2017 compared to $225,000 for the three months ended March 31, 2016. The increase in revenue in 2017 was primarily the result of the product sales generated through the sales and marketing platform acquired in the Beyond Human® asset acquisition in March 2016. The increase was also due to the launch of UriVarx™ at the end of the fourth quarter 2016 and an increase in sales of Vesele® and Sensum+® which generated net revenue of approximately $527,000, $982,000 and $372,000 during the three months ended March 31, 2017, respectively, compared to approximately $0, $1,000 and $8,000 during the three months ended March 31, 2016, respectively. The increase in net revenue from the sale of products through the Beyond Human® sales and marketing platform was offset by decreases in our other existing product sales channels to major retailers and wholesalers as we concentrated our sales efforts and resources on integrating our existing products into the Beyond Human® sales and marketing platform. The decreases in existing product sales channels resulted in net revenue from the Zestra® products decreasing approximately $50,000 during the three months ended March 31, 2017 when compared to the same period in 2016. We signed an exclusive license and distribution agreement in November 2016 for the sale of Zestra® and Zestra Glide® in South Korea and, in March 2017, we shipped the initial order under such agreement resulting in net revenue of $60,000 during the three months ended March 31, 2017. This agreement is expected to lead to an increase in product sales of Zestra® and Zestra Glide® through that sales channel in 2017.

Cost of Product Sales

We recognized cost of product sales of approximately $440,000 for the three months ended March 31, 2017 compared to $120,000 for the three months ended March 31, 2016. The cost of product sales includes the cost of inventory, shipping and royalties. The increase in cost of product sales is a result of higher shipping costs due to an increase in the number of units shipped.  The increase in the gross margin to 80% in 2017 compared to 47% in 2016 is due to the higher margins earned on the increased volume of our product sales through the Beyond Human® sales and marketing platform. The increased margin in 2017 is also due to fewer sales when compared to 2016 through our retail and wholesale sales channels which have lower margins.

Research and Development

We recognized research and development expense of approximately $3,000 for the three months ended March 31, 2017 compared to no expense for the three months ended March 31, 2016. The research and development expense includes salary and the related health benefits for an employee who was terminated in January 2017.

Sales and Marketing

We recognized sales and marketing expense of approximately $1.7 million for the three months ended March 31, 2017 compared to $35,000 for the three months ended March 31, 2016. Sales and marketing expense of $1.7 million during the three months ended March 31, 2017 consist primarily of print advertisements and sales and marketing support. The increase in sales and marketing expense during the three months ended March 31, 2017 when compared to the same period in 2016 is due to the increase in the number of print and online media advertisements of our existing products through the Beyond Human® platform, as well as, the costs of our third-party customer service call center due to the higher volume of sales orders received as a result of the Beyond Human® asset acquisition.

General and Administrative

We recognized general and administrative expense of approximately $1.7 million for the three months ended March 31, 2017 compared to $1.3 million for the three months ended March 31, 2016. General and administrative expense consists primarily of investor relation expense, legal, accounting, public reporting costs and other infrastructure expense related to the launch of our products.  Additionally, our general and administrative expense includes professional fees, insurance premiums and general corporate expense. The increase is primarily due to the increase in merchant processing fees due to increased credit card sales volume and increased payroll and related costs due to the increase in headcount when compared to 2016. The increase was offset by a decrease in stock-based compensation to employees, directors and consultants of approximately $159,000 during the three months ended March 31, 2017 compared to 2016.

Other Income and Expense

We recognized interest expense of approximately $557,000 for the three months ended March 31, 2017 compared to $391,000 for the three months ended March 31, 2016. Interest expense primarily includes interest related to our debt and amortization of debt discounts (see Note 5 to the accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report). Due to the shares, warrants and cash discounts provided to our lenders, the effective interest rate is significantly higher than the coupon rate. The increase in interest expense reflects the larger amount of debt discount amortization of approximately $142,000 when compared to 2016 due to the convertible debt and note payable financings completed in 2016.

We recognized a loss on extinguishment of debt of approximately $305,000 during the three months ended March 31, 2017. The loss on debt extinguishment was the result of the required prepayment of the 2016 Notes from the cash proceeds received through the public equity offering in March 2017. Under the terms of the 2016 Notes, we were required to prepay the outstanding principal and interest of the convertible debentures with the cash proceeds received from an equity offering with an offering price less than the current conversion price of the debentures of $0.25 per share, as well as, incur a 10% prepayment penalty. As a result of the prepayment, the remaining unamortized debt discount of approximately $416,000, the prepayment penalty of $127,000 and the extinguishment of the embedded conversion feature derivative liability of $238,000 were recorded as a loss on debt extinguishment during the three months ended March 31, 2017.

We recognized a gain from the fair value adjustment for contingent consideration of approximately $27,000 for the three months ended March 31, 2017 compared to a loss of $6,000 for the three months ended March 31, 2016. Fair value adjustment for contingent consideration consists primarily of the decrease in the fair value of the remaining contingent ANDA shares of common stock issuable to individual members of Novalere Holdings, LLC in connection with our acquisition in 2015 totaling approximately $20,000 and the decrease in the royalty contingent consideration to Semprae of approximately $7,000 (see Note 3 to the accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report).

We recognized a loss from the change in fair value of derivative liabilities of approximately $52,000 for the three months ended March 31, 2017 compared a gain from the change in fair value of derivative liabilities of $58,000 for the three months ended March 31, 2016. Change in fair value of derivative liabilities primarily includes the change in the fair value of the warrants and embedded conversion features classified as derivative liabilities. The loss on change in fair value of derivative liabilities during the three months ended March 31, 2017 is primarily due to the increase in our stock price from December 31, 2016 through the date of conversion of certain of the convertible debentures in 2017 which resulted in the fair value of the embedded conversion features at the conversion date to be higher than the fair value at December 31, 2016.

Net Loss

Net loss for the three months ended March 31, 2017 was approximately $(2.5 million) or $(0.02) basic and diluted net loss per share compared to a net loss for the same period in 2016 of $(1.6 million) or $(0.02) basic and diluted net loss per share.

Liquidity and Capital Resources

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments. Combined with revenue, these funds have provided us with the resources to operate our business, to sell and support our products, attract and retain key personnel, and add new products to our portfolio. To date, we have experienced net losses each year since our inception. As of March 31, 2017, we had an accumulated deficit of approximately $31.7 million and a working capital deficit of $138,000.

As of April 30, 2017, we had approximately $2.0 million in cash and $25,000 of cash collections held by our third-party merchant service provider, which is expected to be remitted to us in May 2017. Although no assurances can be given, we may raise additional capital through the sale of equity or debt securities. We expect, however, that our existing capital resources, revenue from sales of our products and upcoming new product launches and sales milestone payments from the commercial partners signed for our products, and equity instruments available to pay certain vendors and consultants, will be sufficient to allow us to continue our operations, commence the product development process and launch selected products through at least the next 12 months. In addition, our CEO, who is also a significant shareholder, has deferred the remaining payment of his salary earned thru June 30, 2016 totaling $1,036,315 for at least the next 12 months.

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

We may raise additional capital through the sale of debt or equity securities to provide additional working capital, for further expansion and development of our business, and to meet current obligations, although no assurances can be given. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise funds by incurring additional debt, we may be required to pay significant interest expense and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as financial and operating covenants. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expense and other costs. We may also be required to recognize non-cash expense in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results. We may be unable to obtain financing when necessary as a result of, among other things, our performance, general economic conditions, conditions in the pharmaceuticals industries, or our operating history. In addition, the fact that we are not and have never been profitable could further impact the availability or cost to us of future financings. As a result, sufficient funds may not be available when needed from any source or, if available, such funds may not be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs when needed, then we may need to forego pursuit of potentially valuable development or acquisition opportunities, we may not be able to continue to operate our business pursuant to our business plan, which would require us to modify our operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing and other activities, or we may be forced to discontinue our operations entirely.

The Company’s principle debt instruments include the following:

February 2016 Note Payable

On February 24, 2016, the Company and SBI Investments, LLC, 2014-1 (“SBI”) entered into an agreement in which SBI loaned us gross proceeds of $550,000 pursuant to a purchase agreement, 20% secured promissory note and security agreement (“February 2016 Note Payable”), all dated February 19, 2016 (collectively, the “Finance Agreements”). Pursuant to the Finance Agreements, the principal amount of the February 2016 Note Payable was $550,000 and the interest rate thereon is 20% per annum.  We began to pay principal and interest on the February 2016 Note Payable on a monthly basis beginning on March 19, 2016 for a period of 24 months and the monthly mandatory principal and interest payment amount thereunder is $28,209. The monthly amount shall be paid by us through a deposit account control agreement with a third-party bank in which SBI shall be permitted to take the monthly mandatory payment amount from all revenue received by us from the Beyond Human® assets in the transaction.  The maturity date for the February 2016 Note Payable is February 19, 2018. The February 2016 Note Payable is secured by SBI through a first priority secured interest in all of the Beyond Human® assets acquired by us in the transaction including all revenue received by us from these assets. The principal balance of the February 2016 Note Payable as of March 31, 2017 is $280,310.

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

Net Cash Flows
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Net cash used in operating activities	$(495,635)	$(105,489)
Net cash used in investing activities	(2,256)	(6,565)
Net cash provided by financing activities	2,043,310	88,706
Net change in cash	1,545,419	(23,348)
Cash at beginning of period	829,933	55,901
Cash at end of period	$2,375,352	$32,553

Operating Activities

For the three months ended March 31, 2017, cash used in operating activities was approximately $496,000, consisting primarily of the net loss for the period of approximately $2.5 million, which was primarily offset by non-cash common stock, restricted stock units and stock options issued for services and compensation of approximately $580,000, amortization of debt discount of $513,000, loss on debt extinguishment of $305,000, change in fair value of derivative liabilities of $52,000 and amortization of intangible assets of $158,000. The non-cash expense was offset with the gain on change in fair value of contingent consideration of approximately $27,000. Additionally, working capital changes consisted of cash increases of approximately $465,000 related to a decrease in accounts receivable from cash collections from customers of approximately $16,000, $187,000 related to an increase in accrued compensation, $120,000 related to an increase in accounts payable and accrued expense, $101,000 related to a decrease in prepaid expense and other current assets, and $63,000 related to a decrease in inventories, partially offset by a cash decrease related to accrued interest of $22,000. The increase in net cash used in operating activities from 2016 was mainly due to expanding our operations, including hiring additional personnel, commercialization and marketing activities related to our existing products and those acquired in 2016.

Investing Activities

For the three months ended March 31, 2017, cash used in investing activities was approximately $2,000 which consisted of the purchase of property and equipment compared to $7,000 for 2016.

Financing Activities

For the three months ended March 31, 2017, cash provided by financing activities was approximately $2.0 million, consisting primarily of the net proceeds from the public equity offering of $3.3 million and notes payable of $150,000, offset by the repayment of convertible debentures of approximately $1.2 million, notes payable of $68,000 and the prepayment penalty on the repayment of the convertible debentures of $127,000.  Cash provided by financing activities in 2016 was primarily related to net proceeds from notes payable and convertible debentures of approximately $243,000 and proceeds from short-term loans payable of $10,000, offset by the repayment of notes payable and short-term loans payable of $122,000 and related-party line of credit convertible debenture of $43,000.

Critical Accounting Policies and Estimates

On January 1, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. We elected to early adopt ASU 2016-15 and, as a result, the prepayment penalty of $127,247 in connection with the extinguishment of the 2016 Notes (see Note 5 in the accompanying condensed consolidated financial statements) in March 2017 is classified as a financing cash outflow in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2017. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations and related disclosures and had no other impact to the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017, there were no other material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31 2016.

Off- Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2017, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including chief executive officer and vice president, finance, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company may be a party to legal proceedings. The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

The risks described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. There have been no material changes to the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

For the three months ended March 31, 2017, we issued 1,159,023 shares of our common stock valued at $320,615 in exchange for services under existing consulting and service agreements with third parties.

For the three months ended March 31, 2017, we issued 225,000 shares of our common stock valued at $44,662 in connection with the amendment to the in-license agreement for Sensum+®.

For the three months ended March 31, 2017, we issued 40,000 shares of our common stock upon the exercise of stock options for cash proceeds of $2,894.

For the three months ended March 31, 2017, certain 2016 Notes holders elected to convert $350,610 in principal and interest into 1,402,440 shares of common stock.

We entered into a private financing for $150,000 on January 19, 2017 with an institutional investor. We issued 330,000 restricted shares of common stock to the investors in connection with the note payable.

Each of the securities were offered and sold in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder and/or Section 3(a)(9) of the Securities Act. Each of the investors represented that it was an "accredited investor" as defined in Regulation D under the Securities Act.

Use of Proceeds from the Sale of Registered Securities

On March 15, 2017, our registration statement on Form S-1 (File No. 333-215851) was declared effective by the SEC for our public offering pursuant to which we sold an aggregate of 25,666,669 shares of our common stock at an offering price of $0.15 per share.  There has been no material change in our use of proceeds from our public offering as described in our final prospectus filed with the SEC on March 17, 2017 pursuant to Rule 424(b).

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

Innovus Pharmaceuticals, Inc.
(Registrant)

Dated: May 15, 2017	/s/ Bassam Damaj
Bassam Damaj, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Rauly Gutierrez
Rauly Gutierrez, CPA Vice President, Finance (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
4.1	Form of Securities Purchase Agreement filed as Exhibit 4.1 to the Registrant's report on Amendment No. 1 to Form S-1 filed with the SEC on March 13, 2017 and incorporated herein by reference.
4.2	Form of Series A and Series B Warrant filed as Exhibit 4.2 to the Registrant's report on Amendment No. 1 to Form S-1 filed with the SEC on March 13, 2017 and incorporated herein by reference.
4.3	Form of Placement Agent Warrant filed as Exhibit 4.3 to the Registrant's report on Amendment No. 1 to Form S-1 filed with the SEC on March 13, 2017 and incorporated herein by reference.
10.1
Employment Agreement, dated as of January 8, 2017 by and between Innovus Pharmaceuticals, Inc. and Randy Berholtz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2017).

31.1*
Certification of Bassam Damaj, Ph.D., principal executive officer, pursuant to Rule 13-a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Rauly Gutierrez, CPA, principal financial officer, pursuant to Rule 13-a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of Bassam Damaj, Ph.D., principal executive officer, and Rauly Gutierrez, CPA, principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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