Form 10-Q
period 2017-09-30
INNOVUS PHARMACEUTICALS, INC.
filed 2017-11-14
CIK 1411879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2017
or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act.

For the transition period from ___ to ____.

Commission File Number: 000-52991

INNOVUS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0814124
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8845 Rehco Road San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 10, 2017, the registrant had 164,434,088 shares of common stock outstanding.

 INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)

Assets:
Cash	$1,315,059	$829,933
Accounts receivable, net	27,526	33,575
Prepaid expense and other current assets	265,217	863,664
Inventories	640,055	599,856
Total current assets	2,247,857	2,327,028

Property and equipment, net	31,442	29,569

Deposits	14,958	14,958
Goodwill	952,576	952,576
Intangible assets, net	4,430,572	4,903,247
Total assets	$7,677,405	$8,227,378

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expense	$1,356,057	$1,210,050
Accrued compensation	1,201,187	767,689
Deferred revenue and customer deposits	-	11,000
Accrued interest payable	21,353	47,782
Derivative liabilities – embedded conversion features	-	319,674
Derivative liabilities – warrants	74,151	164,070
Contingent consideration	54,959	170,015
Short-term loan payable	57,590	-
Current portion of notes payable, net of debt discount of $71,531 and $216,403, respectively	722,466	626,610
Convertible debentures, net of debt discount of $0 and $845,730, respectively	-	714,192
Total current liabilities	3,487,763	4,031,082

Accrued compensation – less current portion	1,531,904	1,531,904
Notes payable, net of current portion and debt discount of $0 and $468, respectively	-	54,517
Contingent consideration – less current portion	1,435,499	1,515,902
Total non-current liabilities	2,967,403	3,102,323

Total liabilities	6,455,166	7,133,405

Commitments and contingencies

Stockholders’ equity:
Preferred stock: 7,500,000 shares authorized, at $0.001 par value, no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	-
Common stock: 292,500,000 shares authorized, at $0.001 par value, 155,438,995 and 121,694,293 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	155,439	121,694
Additional paid-in capital	35,211,043	30,108,028
Accumulated deficit	(34,144,243)	(29,135,749)
Total stockholders' equity	1,222,239	1,093,973

Total liabilities and stockholders’ equity	$7,677,405	$8,227,378

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue:
Product sales, net	$2,218,343	$1,882,129	$6,426,790	$3,126,112
License revenue	2,500	-	10,000	1,000
Net revenue	2,220,843	1,882,129	6,436,790	3,127,112

Operating expense:
Cost of product sales	480,076	331,227	1,329,131	714,284
Research and development	8,736	43,775	26,982	47,667
Sales and marketing	1,626,630	1,972,155	4,869,717	2,257,166
General and administrative	1,321,001	1,779,048	4,207,899	4,012,357
Total operating expense	3,436,443	4,126,205	10,433,729	7,031,474

Loss from operations	(1,215,600)	(2,244,076)	(3,996,939)	(3,904,362)

Other income (expense):
Interest expense	(104,276)	(3,719,200)	(771,885)	(5,970,450)
Loss on extinguishment of debt	(89,341)	-	(394,169)	-
Other income (expense), net	(4,800)	(37)	(5,622)	1,839
Fair value adjustment for contingent consideration	69,305	186,813	195,459	164,479
Change in fair value of derivative liabilities	16,055	1,350,688	(32,138)	(632,627)
Total other expense, net	(113,057)	(2,181,736)	(1,008,355)	(6,436,759)

Loss before provision for income taxes	(1,328,657)	(4,425,812)	(5,005,294)	(10,341,121)

Provision for income taxes	-	-	3,200	-

Net loss	$(1,328,657)	$(4,425,812)	$(5,008,494)	$(10,341,121)

Net loss per share of common stock – basic and diluted	$(0.01)	$(0.04)	$(0.03)	$(0.12)

Weighted average number of shares of common stock outstanding – basic and diluted	161,587,934	104,972,645	152,325,196	86,498,234

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(5,008,494)	$(10,341,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,258	9,431
Allowance for doubtful accounts	5,090	918
Common stock, restricted stock units and stock options issued to employees, board of directors and consultants for compensation and services	997,030	1,889,837
Loss on extinguishment of debt	394,169	-
Fair value of embedded conversion feature in convertible debentures in excess of allocated proceeds	-	2,756,899
Change in fair value of contingent consideration	(195,459)	(164,479)
Change in fair value of derivative liabilities	32,138	632,627
Amortization of debt discount	687,598	2,997,061
Amortization of intangible assets	472,675	513,767
Changes in operating assets and liabilities, net of acquisition amounts
Accounts receivable	959	51,304
Prepaid expense and other current assets	177,297	(450,394)
Inventories	(40,199)	(142,329)
Accounts payable and accrued expense	506,007	928,044
Accrued compensation	433,498	581,066
Accrued interest payable	(6,094)	10,976
Deferred revenue and customer deposits	(11,000)	(13,079)
Net cash used in operating activities	(1,546,527)	(739,472)

Cash flows from investing activities:
Purchase of property and equipment	(10,131)	(6,565)
Payment on contingent consideration	-	(150,000)
Net cash used in investing activities	(10,131)	(156,565)

Cash flows from financing activities:
Repayments of line of credit convertible debenture – related party	-	(409,192)
Proceeds from short-term loans payable	-	21,800
Payments on short-term loans payable	(7,199)	(252,151)
Proceeds from notes payable and convertible debentures	300,000	3,074,000
Payments on notes payable	(214,000)	(384,916)
Proceeds from stock option and warrant exercises	4,879	310,140
Financing costs in connection with convertible debentures	-	(40,000)
Proceeds from sale of common stock and warrants, net of offering costs	3,307,773	-
Payments on convertible debentures	(1,222,422)	(25,000)
Prepayment penalty on extinguishment of convertible debentures	(127,247)	-
Net cash provided by financing activities	2,041,784	2,294,681

Net change in cash	485,126	1,398,644

Cash at beginning of period	829,933	55,901

Cash at end of period	$1,315,059	$1,454,545

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,600	$-
Cash paid for interest	$89,931	$205,456

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures, notes payable and accrued interest	$577,835	$2,935,900
Reclassification of the fair value of the embedded conversion features from derivative liability to additional paid-in capital upon conversion	$203,630	$2,962,666
Relative fair value of common stock issued in connection with notes payable recorded as debt discount	$99,386	$93,964
Proceeds from note payable paid to seller in connection with acquisition	$-	$300,000
Financing costs paid with proceeds from note payable	$-	$7,500
Cashless exercise of warrants	$-	$3,385
Fair value of the contingent consideration for acquisition	$-	$314,479
Reclassification of the fair value of the warrants from derivative liability to additional paid-in capital upon cashless exercise	$-	$518,224
Relative fair value of warrants issued in connection with convertible debentures recorded as debt discount	$-	$445,603
Relative fair value of common stock issued in connection with convertible debenturesrecorded as debt discount	$-	$1,127,225
Fair value of embedded conversion feature derivative liabilities recorded as debt discount	$-	$687,385
Fair value of warrants issued to placement agents in connection with convertible debentures recorded as debt discount	$-	$357,286
Fair value of unamortized non-forfeitable common stock issued to consultant included in prepaid expense and other current assets	$-	$135,540
Fair value of non-forfeitable common stock issued to consultant included in accounts payable and accrued expense	$360,000	$540,000
Issuance of shares of common stock for vested restricted stock units	$92	$19,229
Fair value of common stock issued for prepayment of future royalties due under the CRI License Agreement included in prepaid expense and other current assets	$44,662	$-
Proceeds from short-term loan payable for payment of D&O insurance premium	$64,789	$-
Fair value of beneficial conversion feature on line of credit convertible debenture – related party	$-	$3,444

See accompanying notes to these condensed consolidated financial statements.

 INNOVUS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2017
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

We generate revenue from 22 commercial products in the United States, including six of these commercial products in multiple countries around the world through our commercial partners. Our commercial product portfolio includes (a) Beyond Human® Testosterone Booster, (b) Beyond Human® Growth Agent, (c) Zestra® to increase female arousal and desire, (d) EjectDelay® for premature ejaculation, (e) Sensum+® for reduced penile sensitivity, (f) Zestra Glide®, (g) Vesele® for promoting sexual health, (h) Androferti® to support overall male reproductive health and sperm quality, (i) RecalMax™ for cognitive brain health, (j) Beyond Human® Green Coffee Extract, (k) Beyond Human® Vision Formula, (l) Beyond Human® Blood Sugar, (m) Beyond Human® Colon Cleanse, (n) Beyond Human® Ketones, (o) Beyond Human® Krill Oil, (p) Beyond Human® Omega 3 Fish Oil, (q) UriVarx™ for bladder health, (r) ProstaGorx™ for prostate health, (s) AllerVarx™ for management of allergy symptoms, (t) Apeaz™ indicated for arthritis pain relief, (u) ArthriVarx™ for joint health, and (v) PEVarx for extension of sexual intercourse time. While we generate revenue from the sale of our commercial products, most revenue is currently generated by Vesele®, Zestra®, Zestra® Glide, RecalMax™, Sensum+®, UriVarx™, ProstaGorx™, AllerVarx™, Apeaz™, ArthriVarx™, PEVarx™ and Beyond Human® Testosterone Booster.

Pipeline Products

FlutiCare™ (fluticasone propionate nasal spray). FlutiCare™ is our nationally branded Over-the-Counter (“OTC”) fluticasone propionate nasal spray, United States Pharmacopeia (“USP”) 50 mcg per spray, which is indicated to treat individuals with allergic rhinitis, or more commonly referred to as “allergies”. Allergic rhinitis is one of the most common ailments in the western world and is continuing to grow as there are approximately 50 million suffers in the U.S. alone according to GlobalData. We received our first commercial batch from our manufacturing partner in October 2017 and we expect to launch our FlutiCare™ OTC product in the U.S. in November 2017 (see Note 3).

Xyralid™. Xyralid™ is an OTC FDA monograph compliant drug containing the active drug ingredient lidocaine and indicated for the relief of the pain and symptoms caused by hemorrhoids. We launched this product under our Beyond Human® platform in November 2017.

Urocis™ XR. Urocis™ XR is a proprietary extended release of Vaccinium Marcocarpon (cranberry) shown to provide 24-hour coverage in the body in connection with urinary tract infections in women. We expect to launch this product in the first half of 2018.

AndroVit™. AndroVit™ is a proprietary supplement to support overall prostate and male sexual health.  AndroVit™ was specifically formulated with ingredients known to support normal prostate health and vitality and male sexual health. We expect to launch this product in the first half of 2018.

In addition to the above listed product pipeline, we are continuously looking to add additional drugs, supplements and medical devices to our pipeline.

Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries: FasTrack Pharmaceuticals, Inc., Semprae Laboratories, Inc. (“Semprae”) and Novalere, Inc. (“Novalere”). All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the period ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.  Certain items have been reclassified to conform to the current year presentation.

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

Liquidity

Our operations have been financed primarily through proceeds from convertible debentures and notes payable, sales of our common stock and revenue generated from our products domestically and internationally by our partners. These funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel and add new products to our portfolio. We have experienced net losses and negative cash flows from operations each year since our inception.  As of September 30, 2017, we had an accumulated deficit of $34,144,243 and a working capital deficit of $1,239,906.

In March 2017, we raised net cash proceeds of $3,307,773 from the sale of common stock and warrants in a registered public offering (see Note 7) and, in October 2017, September 2017, January 2017 and December 2016, we raised $1,300,000 in gross proceeds from the issuance of notes payable to four investors (see Notes 5 and 10). We have also issued equity instruments in certain circumstances to pay for services from vendors and consultants.

As of September 30, 2017, we had $1,315,059 in cash. During the nine months ended September 30, 2017, we had net cash used in operating activities of $1,546,527. We expect that our existing capital resources, the proceeds received from the issuance of notes payable in October 2017 totaling $500,000 (see Note 10), revenue from sales of our products and upcoming sales milestone payments from the commercial partners signed for our products will be sufficient to allow us to continue our operations, commence the product development process and launch selected products through at least the next 12 months. In addition, our CEO, who is also a significant shareholder, has deferred the remaining payment of his salary earned through June 30, 2016 totaling $1,531,904 for at least the next 12 months. Our actual needs will depend on numerous factors, including timing of introducing our products to the marketplace, our ability to attract additional international distributors for our products and our ability to in-license in non-partnered territories and/or develop new product candidates. Although no assurances can be given, we currently intend to raise additional capital through the sale of debt or equity securities to provide additional working capital, pay for further expansion and development of our business, and to meet current obligations. Such capital may not be available to us when we need it or on terms acceptable to us, if at all.

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

Revenues consist primarily of product sales and licensing rights to market and commercialize our products.  We have no customers that accounted for 10% or more of our total net revenue during the three and nine months ended September 30, 2017 and 2016 and three customers accounted for 76% and 62% of total net accounts receivable as of September 30, 2017 and December 31, 2016, respectively.

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

The estimated reserve for sales returns and allowances, which is included in accounts payable and accrued expense, was approximately $44,000 and $61,000 at September 30, 2017 and December 31, 2016, respectively.

Advertising Expense

Advertising costs, which primarily includes print and online media advertisements, are expensed as incurred and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. Advertising costs were approximately $1,350,000 and $1,424,000 and $3,961,000 and $1,604,000 for the three and nine months ended September 30, 2017 and 2016, respectively.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and vested but deferred RSUs during the period presented. Diluted net loss per share is computed using the weighted average number of common shares outstanding and vested but deferred RSUs during the periods plus the effect of dilutive securities outstanding during the periods. For the three and nine months ended September 30, 2017 and 2016, basic net loss per share is the same as diluted net loss per share as a result of our common stock equivalents being anti-dilutive.  See Note 7 for more details.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect us is classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period and is to be applied using a retrospective transition method to each period presented. Early adoption is permitted. We have elected to early adopt ASU 2016-15 as of January 1, 2017 and, as a result, the prepayment penalty of $127,247 in connection with the extinguishment of the 2016 Notes (see Note 5) in March 2017 is classified as a financing cash outflow in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2017. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations and related disclosures and had no other impact to the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2017 and 2016.

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

We plan to adopt the standard on January 1, 2018. We currently believe that once we do adopt this standard, we will use the modified retrospective approach. Under the modified approach, an entity recognizes “the cumulative effect of initially applying the ASU as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application” (revenue in periods presented in the consolidated financial statements before that date is reported under guidance in effect before the change). Using this approach, an entity applies the guidance in the ASU to existing contracts (those for which the entity has remaining performance obligations) as of, and new contracts after, the date of initial application. The ASU is not applied to contracts that were completed before the effective date (i.e., an entity has no remaining performance obligations to fulfill). Entities that elect the modified approach must disclose an explanation of the impact of adopting the ASU, including the consolidated financial statement line items and respective amounts directly affected by the standard’s application.

While we are still currently assessing the impact of the new standard, our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. The timing of revenue recognition for these product sales are not materially impacted by the new standard. However, we are utilizing a comprehensive approach to assess the impact of the guidance on our current contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts. We continue to make significant progress on the potential impact on our accounting policies and internal control processes including system readiness. In addition, we will update certain disclosures, as applicable, included in our filings pursuant to the Securities Exchange Act of 1934, as amended, to meet the requirements of the new guidance.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the consolidated balance sheet and requires expanded disclosures about leasing arrangements. We plan to adopt the standard on January 1, 2019. We are currently assessing the impact that the new standard will have on our consolidated financial statements, which will consist primarily of a balance sheet gross up of our operating leases to show equal and offsetting lease assets and lease liabilities.

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

The CRI Asset Purchase Agreement also requires us to pay to CRI up to $7.0 million in cash milestone payments based on first achievement of annual Ex-U.S. net sales targets plus a royalty based on annual Ex-U.S. net sales. The obligation for these payments expires on April 19, 2023 or the expiration of the last of CRI’s patent claims covering the product or its use outside the U.S., whichever is sooner. No sales milestone obligations have been met and no royalties are owed to CRI under this agreement during the three and nine months ended September 30, 2017 and 2016.

In consideration for the Amended CRI Asset Purchase Agreement, we are required to pay CRI a percentage of the monthly net profit, as defined in the agreement, from our sales of Sensum+® in the U.S. through our Beyond Human® marketing platform. During the three and nine months ended September 30, 2017 and 2016, no amounts have been earned by CRI under the Amended CRI Asset Purchase Agreement.

Densmore Pharmaceutical International Agreement

On April 24, 2017, we entered into an exclusive ten-year license agreement with Densmore Pharmaceutical International, a Monaco company (“Densmore”), under which we granted to Densmore an exclusive license to market and sell our topical treatment for Female Sexual Interest/Arousal Disorder (“FSI/AD”) Zestra® in France and Belgium. Under the agreement, we received a non-refundable upfront payment of $7,500 which was recognized as revenue in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2017. We believe the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future minimum order quantities. Densmore is obligated to order certain minimum annual quantities of Zestra® at a pre-negotiated transfer price per unit during the term of the agreement. During the three and nine months ended September 30, 2017, we recognized revenue for the sale of products related to this agreement of $100,341.

In July 2017, we entered into an amendment to the agreement with Densmore to expand the product territory to Singapore and Vietnam.

Luminarie Pty Ltd. Agreement

On May 16, 2017, we entered into an exclusive ten-year license agreement with Luminarie Pty Ltd., a Australia company (“Luminarie”), under which we granted to Luminarie an exclusive license to market and sell our topical treatment for FSI/AD Zestra® and Zestra Glide® in Australia, New Zealand and the Philippines. Luminarie received approval for Zestra® as a Class I Medical Device in Australia in July 2017 and New Zealand in September 2017. Luminarie is obligated to order certain minimum annual quantities of Zestra® and Zestra Glide® at a pre-negotiated transfer price per unit during the term of the agreement. During the three and nine months ended September 30, 2017, we did not recognize any revenue for the sale of products related to this agreement.

LI USA Co. Agreement

On November 9, 2016, we entered into an exclusive ten-year license agreement with J&H Co. LTD, a South Korea company (“J&H”), under which we granted to J&H an exclusive license to market and sell our topical treatment for Female Sexual Interest/Arousal Disorder (“FSI/AD”) Zestra® and Zestra Glide® in South Korea. Under the agreement, J&H is obligated to order minimum annual quantities of Zestra® and Zestra Glide® totaling $2.0 million at a pre-negotiated transfer price per unit. The minimum annual order quantities by J&H are to be made over a 12-month period following the approval of the product by local authorities and beginning upon the completion of the first shipment of product. Our partner recently received the approval to import the product and placed its first order in March 2017. During the three and nine months ended September 30, 2017, we recognized $0 and $60,000 in revenue for the sale of products related to this agreement.

On October 26, 2017, the exclusive license and distributor rights under this agreement were assigned to LI USA Co., a U.S. company (“LI USA”), from J&H and LI USA is now the distributor under this agreement. LI USA is controlled by the same original owners as J&H. All terms and conditions of the original agreement remain intact.

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

As the sales-based milestones do not meet the definition of a milestone under ASC 605-28, we will recognize the revenue from the milestone payments when the cumulative supplied units’ volume is met. During the three and nine months ended September 30, 2017 and 2016, we recognized $0 and $666 and $0 and $12,229, respectively, in net revenue for the sales of products related to this agreement, and no revenue was recognized for the sales-based milestones of the agreement.

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

As the sales-based milestones do not meet the definition of a milestone under ASC 605-28, we will recognize the revenue from the milestone payments when the cumulative gross sales volume is met. We will recognize the revenue from the royalty payments on a quarterly basis when the cumulative net sales have been met.  During the three and nine months ended September 30, 2017 and 2016, under this agreement we recognized $11,230 and $40,233 and $32,143 and $49,376, respectively, in net revenue for the sales of products and no revenue was recognized for the sales-based milestones.

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

During the three and nine months ended September 30, 2017, there was a decrease in the estimated fair value of the remaining 138,859 ANDA consideration shares totaling $2,400 and $22,107 which is included in fair value adjustment for contingent consideration in the accompanying condensed consolidated statement of operations. The remaining 138,859 ANDA consideration shares not issuable yet will be issued upon FDA approval of the ANDA filed by the Acquisition Manufacturer and the estimated fair value of such remaining shares of $10,109 is included in contingent consideration in the accompanying condensed consolidated balance sheet at September 30, 2017. There was no change to the estimated fair value of the future earn-out payments of $1,248,124 during the three and nine months ended September 30, 2017 and there was no change to the estimated fair value of the contingent consideration during the three and nine months ended September 30, 2016.

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

The agreement to pay the annual Royalty resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the consolidated statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. During the three and nine months ended September 30, 2017 and 2016, no amounts have been paid under this arrangement.  The fair value of the expected royalties to be paid was decreased by $66,905 and $0 and $173,352 and $0 during the three and nine months ended September 30, 2017 and 2016, respectively, which is included in the fair value adjustment for contingent consideration in the accompanying condensed consolidated statements of operations. The fair value of the contingent consideration was $232,225 and $405,577 at September 30, 2017 and December 31, 2016, respectively, based on the new estimated fair value of the consideration.

NOTE 4 – ASSETS AND LIABILITIES

Inventories

Inventories consist of the following:
	September 30,	December 31,
	2017	2016
Raw materials and supplies	$194,895	$85,816
Work in process	62,786	48,530
Finished goods	382,374	465,510
Total	$640,055	$599,856

Intangible Assets

Amortizable intangible assets consist of the following:

	September 30, 2017
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$417,597	(116,408)	$301,189	7 – 15
Customer Contracts	611,119	(234,262)	376,857	10
Sensum+® License (from CRI)	234,545	(101,600)	132,945	10
Vesele® Trademark	25,287	(9,418)	15,869	8
Beyond Human® Website and Trade Name	222,062	(62,360)	159,702	5 – 10
Novalere Manufacturing Contract	4,681,000	(1,238,515)	3,442,485	10
Other Beyond Human® Intangible Assets	4,730	(3,205)	1,525	1 – 3
Total	$6,196,340	$(1,765,768)	$4,430,572

	December 31, 2016
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$417,597	$(91,201)	$326,396	7 – 15
Customer Contracts	611,119	(188,428)	422,691	10
Sensum+® License (from CRI)	234,545	(84,009)	150,536	10
Vesele® Trademark	25,287	(7,047)	18,240	8
Beyond Human® Website and Trade Name	222,062	(32,821)	189,241	5 – 10
Novalere Manufacturing Contract	4,681,000	(887,440)	3,793,560	10
Other Beyond Human® Intangible Assets	4,730	(2,147)	2,583	1 – 3
Total	$6,196,340	$(1,293,093)	$4,903,247

Amortization expense for the three and nine months ended September 30, 2017 and 2016 was $157,477 and $178,082 and $472,675 and $513,767, respectively. The following table summarizes the approximate expected future amortization expense as of September 30, 2017 for intangible assets:

Remainder of 2017	$157,000
2018	630,000
2019	629,000
2020	629,000
2021	600,000
2022	592,000
Thereafter	1,194,000
$4,431,000

Prepaid Expense and Other Current Assets

Prepaid expense and other current assets consist of the following:
	September 30,	December 31,
	2017	2016
Prepaid insurance	$75,522	$69,976
Prepaid inventory	80,208	20,750
Merchant net settlement reserve receivable	-	221,243
Prepaid consulting and other expense	64,825	21,094
Prepaid CRI royalties (see Note 2)	44,662	-
Prepaid consulting and other service stock-based compensation expense (see Note 7)	-	530,601
Total	$265,217	$863,664

Accounts Payable and Accrued Expense

Accounts payable and accrued expense consist of the following:
	September 30,	December 31,
	2017	2016
Accounts payable	$1,105,875	$647,083
Accrued credit card balances	43,614	31,654
Accrued royalties	129,022	73,675
Sales returns and allowances	44,051	60,853
Accrual for stock to be issued to consultants (see Note 7)	-	360,000
Accrued other	33,495	36,785
Total	$1,356,057	$1,210,050

NOTE 5 – NOTES PAYABLE AND DEBENTURES – NON-RELATED PARTIES

Short-Term Loan Payable

The short-term loan payable consists of the financing of our director and officer insurance premium with a third party totaling $64,789.  Under the financing agreement we are required to make nine monthly installment payments of $7,371. The balance outstanding as of September 30, 2017 is $57,590.

Notes Payable

The following table summarizes the outstanding notes payable at September 30, 2017 and December 31, 2016:

	2017	2016
Notes payable:
February 2016 Note Payable	$133,997	$347,998
December 2016 and September 2017 Notes Payable	660,000	550,000
Total notes payable	793,997	897,998
Less: Debt discount	(71,531)	(216,871)
Carrying value	722,466	681,127
Less: Current portion	(722,466)	(626,610)
Notes payable, net of current portion	$-	$54,517

The following table summarizes the future minimum payments as of September 30, 2017 for the notes payable:

Remainder of 2017	$574,012
2018	219,985
$793,997

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

December 2016, January 2017 and September 2017 Notes Payable

On December 5, 2016, January 19, 2017 and September 20, 2017, we entered into a securities purchase agreement with three unrelated third-party investors in which the investors loaned us gross proceeds of $500,000 in December 2016, $150,000 in January 2017 and $150,000 in September 2017 pursuant to a 5% promissory note (“2016 and 2017 Notes Payable”).  The notes have an Original Issue Discount (“OID”) of $80,000 and require payment of $880,000 in principal upon maturity. The 2016 and 2017 Notes Payable bear interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on October 4, 2017, November 18, 2017 and May 20, 2018 for those received in December 2016, January 2017 and September 2017, respectively.

In connection with the 2016 and 2017 Notes Payable, we issued the investors restricted shares of common stock totaling 1,111,111 in December 2016, 330,000 in January 2017 and 895,000 in September 2017.  The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the 2016 and 2017 Notes Payable (see Note 7).  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $182,203 in December 2016, $44,217 in January 2017 and $55,169 in September 2017. The discount is being amortized to interest expense using the effective interest method over the term of the 2016 and 2017 Notes Payable.

In August and September 2017, we entered into a securities exchange agreement with certain of the 2016 and 2017 Notes Payable holders. In connection with the securities exchange agreements, we issued a total of 2,840,316 shares of common stock in exchange for the settlement of principal and interest due under the 2016 and 2017 Notes Payable totaling $227,225.  The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements (see Note 7). Due to the settlement of the principal and interest balance of $227,225 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal and interest balance totaling $72,166 and the remaining unamortized debt discount as of the date of settlement of $17,175 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

In October 2017, certain of the 2016 and 2017 Notes Payable holders with outstanding principal balances totaling $495,000 elected to settle their outstanding principal and interest balances in exchange for shares of common stock (see Note 10).

Interest Expense

We recognized interest expense on notes payable of $17,750 and $42,652 and $64,463 and $131,567 for the three and nine months ended September 30, 2017 and 2016, respectively.  Amortization of the debt discount to interest expense during the three and nine months ended September 30, 2017 and 2016 totaled $86,250 and $938 and $257,550 and $96,309, respectively.

Convertible Debentures

2016 Financing

The following table summarizes the outstanding 2016 convertible debentures at September 30, 2017 and December 31, 2016:

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

During the nine months ended September 30, 2017, certain of the 2016 Notes holders elected to convert principal and interest outstanding of $350,610 into 1,402,440 shares of common stock at a conversion price of $0.25 per share (see Note 7).  As a result of the conversion of the principal and interest balance into shares of common stock, the fair value of the embedded conversion feature derivative liabilities of $203,630 on the date of conversion was reclassified to additional paid-in capital (see Note 8) and the amortization of the debt discount was accelerated for the amount converted and recorded to interest expense during the nine months ended September 30, 2017.

As a result of the completion of a public equity offering in March 2017 (see Note 7), we were required to prepay the outstanding principal and accrued interest balance of the 2016 Notes with the cash proceeds received from such offering. The outstanding principal and accrued interest balance of $1,272,469 was repaid in March 2017, as well as, a 10% prepayment penalty of $127,247. Due to the acceleration of repayment of the 2016 Notes as a result of the public equity offering, the transaction was recorded as a debt extinguishment and the 10% prepayment penalty of $127,247 and the remaining unamortized debt discount as of the date of repayment of $415,682 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2017. The repayment of the outstanding principal and accrued interest balance of the 2016 Notes resulted in the extinguishment of the embedded conversion feature derivative liability and thus the fair value as of the date of repayment of $238,101 was recorded as a reduction to the loss on debt extinguishment in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2017.

Interest Expense

We recognized interest expense on the 2016 Notes for the nine months ended September 30, 2017 of $19,544. The debt discount recorded for the 2016 Notes were being amortized as interest expense over the term of the 2016 Notes using the effective interest method.  Total amortization of the debt discount on the 2016 Notes to interest expense for the nine months ended September 30, 2017 was $430,048.

NOTE 6 – RELATED PARTY TRANSACTIONS

Accrued Compensation – Related Party

Accrued compensation includes accruals for employee wages, vacation pay and target-based bonuses. The components of accrued compensation as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Wages	$1,431,686	$1,455,886
Vacation	323,163	261,325
Bonus	843,262	449,038
Payroll taxes on the above	134,980	133,344
Total	2,733,091	2,299,593
Classified as long-term	(1,531,904)	(1,531,904)
Accrued compensation	$1,201,187	$767,689

Accrued employee wages at September 30, 2017 and December 31, 2016 are entirely related to wages owed to our President and Chief Executive Officer. Under the terms of his employment agreement, wages are to be accrued but no payment made for, so long as payment of such salary would jeopardize our ability to continue as a going concern. The President and Chief Executive Officer started to receive payment of salary in July 2016. Our President and Chief Executive Officer has agreed to not receive payment on his remaining accrued wages and related payroll tax amounts within the next 12 months and thus the remaining balance is classified as a long-term liability. In April 2017, our Board of Directors approved for payment the accrued fiscal year 2016 bonus of $33,442 to our former Executive Vice President and Chief Financial Officer in accordance with his employment agreement and the bonus amount was paid upon his departure. The fiscal year 2016 bonus for our President and Chief Executive Officer has not yet been approved by our Board of Directors but is included in accrued compensation in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

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

In connection with this offering, we incurred $99,227 in other offering costs that have been offset against the proceeds from this offering.

Other Stock Issuances and Related Stock-Based Compensation

On August 23, 2016, we entered into a consulting agreement with a third party pursuant to which we agreed to issue 1,600,000 restricted shares of common stock, payable in four equal installments, in exchange for services to be rendered over the agreement which ended on August 23, 2017. The shares were considered fully-vested and non-refundable at the execution of the agreement. In 2016, we issued 800,000 shares of common stock and during the nine months ended September 30, 2017, we issued a total of 800,000 shares of common stock under the agreement. The fair value of the shares issued during 2017 of $360,000 was based on the market price of our common stock on the date of agreement. During the three and nine months ended September 30, 2017, we recognized $105,000 and $465,000, respectively, in general and administrative expense in the accompanying condensed consolidated statements of operations.

On September 1, 2016, we entered into a service agreement with a third party pursuant to which we agreed to issue, over the term of the agreement, 2,000,000 shares of common stock in exchange for services to be rendered. The agreement was extended on July 20, 2017 through December 31, 2017. In connection with the extension, we agreed to issue 1,200,000 shares of common stock in exchange for services to be rendered. We have terminated this agreement effective November 9, 2017. During the nine months ended September 30, 2017, we issued 1,270,000 shares under the agreement related to services provided and recognized the fair value of the shares issued of $187,315 in general and administrative expense in the accompanying condensed consolidated statement of operations. The 1,270,000 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of our common stock on the date of vesting. There are 219,512 shares of common stock to be issued under this service agreement as of September 30, 2017.

On November 17, 2016, we entered into a service agreement with a third party and in connection with the agreement issued 275,000 fully-vested shares for services to be provided over the term of the service agreement through May 17, 2017. The fair value of the shares issued of $69,575 was based on the market price of our common stock on the date of vesting. During the nine months ended September 30, 2017, we recognized $52,181 in general and administrative expense in the accompanying condensed consolidated statements of operations.

On December 16, 2016, we amended a consulting agreement with a third party to extend the term of the agreement to June 16, 2017 and in connection with the amendment issued 80,000 fully-vested shares for services to be provided over the remaining term of the amended agreement. The fair value of the shares issued of $14,640 was based on the market price of our common stock on the date of vesting. On January 19, 2017, we further amended the agreement to expand the scope of service performed by the consultant and as a result issued an additional 78,947 shares of fully vested common stock for services to be provided through June 16, 2017. The fair value of the shares issued of $15,000 was based on the market price of our common stock on the date of vesting. During the nine months ended September 30, 2017, we recognized $28,420 in general and administrative expense in the accompanying condensed consolidated statements of operations.

In January 2017, April 2017 and July 2017, we issued a total of 72,830 shares of common stock for services and recorded an expense of $5,000 and $9,000 for the three and nine months ended September 30, 2017, respectively, which is included in general and administrative expense in the accompanying condensed consolidated statements of operations. The 72,830 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of our common stock on the date of vesting.

In January 2017, we issued 225,000 shares of common stock to CRI pursuant to the Amended CRI Asset Purchase Agreement (see Note 2) for the prepayment of future royalties due on net profit of Sensum+® in the U.S. in 2017.  The fair value of the restricted shares of common stock of $44,662 was based on the market price of our common stock on the date of issuance and is included in prepaid expense and other current assets in the accompanying condensed consolidated balance sheet at September 30, 2017.

In January 2017 and September 2017, we issued 1,225,000 shares of restricted common stock to note holders in connection with their notes payable.  The relative fair value of the shares of restricted common stock issued was determined to be $99,386 and was recorded as a debt discount (see Note 5).

In March 2017, certain 2016 Notes holders elected to convert $350,610 in principal and interest into 1,402,440 shares of common stock (see Note 5). Upon conversion, the fair value of the embedded conversion feature derivative liability on the date of conversion was reclassified to additional paid-in capital (see Note 8).

In March 2017 and July 2017, we issued shares of common stock totaling 71,500 upon the exercise of stock options for total cash proceeds of $4,879.

In June 2017, we issued 92,000 shares of common stock in exchange for vested restricted stock units.

In September 2017, certain 2016 and 2017 Notes Payable holders elected to exchange $227,225 in principal and interest for 2,840,316 shares of common stock (see Note 5). The fair value of the shares of common stock of $299,391 was based on the market price of our common stock on the date of issuance.

2013 Equity Incentive Plan

We have issued common stock, restricted stock units and stock option awards to employees, non-executive directors and outside consultants under the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by our Board of Directors in February of 2013. The 2013 Plan allows for the issuance of up to 10,000,000 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. As of September 30, 2017, 106,000 shares were available under the 2013 Plan.

2014 Equity Incentive Plan

We have issued common stock, restricted stock units and stock options to employees, non-executive directors and outside consultants under the 2014 Equity Incentive Plan (“2014 Plan”), which was approved by our Board of Directors in November 2014. The 2014 Plan allows for the issuance of up to 20,000,000 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. As of September 30, 2017, 58,367 shares were available under the 2014 Plan.

2016 Equity Incentive Plan

On March 21, 2016, our Board of Directors approved the adoption of the 2016 Equity Incentive Plan and on October 20, 2016 adopted the Amended and Restated 2016 Equity Incentive Plan (“2016 Plan”). The 2016 Plan was then approved by our stockholders in November 2016. The 2016 Plan allows for the issuance of up to 20,000,000 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The 2016 Plan includes an evergreen provision in which the number of shares of common stock authorized for issuance and available for future grants under the 2016 Plan will be increased each January 1 after the effective date of the 2016 Plan by a number of shares of common stock equal to the lesser of: (a) 4% of the number of shares of common stock issued and outstanding on a fully-diluted basis as of the close of business on the immediately preceding December 31, or (b) a number of shares of common stock set by our Board of Directors. In March 2017, our Board of Directors approved an increase of 5,663,199 shares of common stock to the shares authorized under the 2016 Plan in accordance with the evergreen provision in the 2016 Plan. As of September 30, 2017, 21,140,750 shares were available under the 2016 Plan.

Stock Options

For the nine months ended September 30, 2017 and 2016, the following weighted average assumptions were utilized for the calculation of the fair value of the stock options granted during the period using Black-Scholes:

	2017	2016
Expected life (in years)	8.9	10.0
Expected volatility	215.4%	227.8%
Average risk-free interest rate	2.27%	1.71%
Dividend yield	0%	0%
Grant date fair value	$0.17	$0.17

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

The following table summarizes the number of stock options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2016	237,500	$0.22	8.6	$14,293
Granted	37,000	0.17	-	-
Exercised	(71,500)	0.07	-	-
Cancelled	(124,000)	0.31	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2017	79,000	$0.18	9.1	$468

Vested and Expected to Vest at September 30, 2017	79,000	$0.18	9.1	$468

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding stock options and the quoted price of our common stock at September 30, 2017.  During the three and nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation from stock options of $904 and $8,638 and $6,310 and $18,138, respectively. The intrinsic value of the stock options exercised during the nine months ended September 30, 2017 on the dates of exercise were $7,133.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2017:

Restricted Stock Units
Outstanding at December 31, 2016	12,874,848
Granted	2,777,119
Exchanged	(92,000)
Cancelled	(2,500,000)
Outstanding at September 30, 2017	13,059,967

Vested at September 30, 2017	9,622,467

The vested restricted stock units at September 30, 2017 have not settled and are not showing as issued and outstanding shares of ours but are considered outstanding for earnings per share calculations. Settlement of these vested restricted stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of us, or (iii) 10 years from date of issuance. Settlement of vested restricted stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the board of directors and is subject to certain criteria having been fulfilled by the recipient.

We calculate the fair value of the restricted stock units based upon the quoted market value of the common stock at the date of grant. The grant date fair value of restricted stock units issued during the nine months ended September 30, 2017 was $503,500. For the three and nine months ended September 30, 2017 and 2016, we recognized $80,125 and $121,555 and $248,804 and $748,573, respectively, of stock-based compensation expense for the vested units. As of September 30, 2017, compensation expense related to unvested shares not yet recognized in the condensed consolidated statement of operations was approximately $586,000 and will be recognized over a remaining weighted-average term of 2.2 years.

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

In connection with the convertible debentures in 2015, we issued warrants with an exercise price of $0.30 per share and expire in 2020 to investors and placement agents. Warrants to purchase 774,533 shares of common stock remain outstanding as of September 30, 2017.

In connection with the 2016 Notes, we issued warrants to the Investors and placement agents with an exercise price of $0.40 per share and expire in 2021. Warrants to purchase 4,220,000 shares of common stock remain outstanding as of September 30, 2017.

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

For the nine months ended September 30, 2017, the following weighted average assumptions were utilized for the calculation of the fair value of the warrants issued during the period using Black-Scholes:

2017
Expected life (in years)	3.1
Expected volatility	203.3%
Average risk-free interest rate	1.49%
Dividend yield	0%

At September 30, 2017, there are 58,583,725 fully vested warrants outstanding. The weighted average exercise price of outstanding warrants at September 30, 2017 is $0.17 per share, the weighted average remaining contractual term is 2.6 years and the aggregate intrinsic value of the outstanding warrants is $837.

Net Loss per Share

Restricted stock units that are vested but the issuance and delivery of the shares are deferred until the employee or director resigns are included in the basic and diluted net loss per share calculations.

The weighted average shares of common stock outstanding used in the basic and diluted net loss per share calculation for the three and nine months ended September 30, 2017 and 2016 was 152,250,793 and 143,192,157 and 97,222,394 and 77,645,019, respectively.

The weighted average restricted stock units vested but issuance of the common stock is deferred until there is a change in control, a specified date in the agreement or the employee or director resigns used in the basic and diluted net loss per share calculation for the three and nine months ended September 30, 2017 and 2016 was 9,337,141 and 9,133,039 and 7,750,251 and 8,853,215, respectively.

The total weighted average shares outstanding used in the basic and diluted net loss per share calculation for the three and nine months ended September 30, 2017 and 2016 was 161,587,934 and 152,325,196 and 104,972,645 and 86,498,234, respectively.

The following table shows the anti-dilutive shares excluded from the calculation of basic and diluted net loss per common share as of September 30, 2017 and 2016:

	As of September 30,
	2017	2016
Gross number of shares excluded:
Restricted stock units – unvested	3,437,500	5,012,499
Stock options	79,000	228,500
Convertible debentures and accrued interest	-	7,651,830
Warrants	58,583,725	5,967,054
Total	62,100,225	18,859,883

The above table does not include the ANDA Consideration Shares related to the Novalere acquisition totaling 138,859 and 12,947,655 at September 30, 2017 and 2016, respectively, as they are considered contingently issuable (see Note 3).

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

The derivative liabilities are a Level 3 fair value measure in the fair value hierarchy and the assumptions for the Probability Weighted Black-Scholes Option-Pricing Model for the nine months ended September 30, 2017 are represented in the table below:

September 30, 2017
Expected life (in years)	2.31 – 2.97
Expected volatility	173% – 187%
Average risk-free interest rate	1.33% – 1.50%
Dividend yield	0%

We have determined the embedded conversion features of the 2016 Notes (see Note 5) to be derivative liabilities because the terms of the embedded conversion features contained anti-dilution protection and therefore, could not be considered indexed to our own stock which was a requirement for the scope exception as outlined under FASB ASC 815.  The embedded conversion features were to be measured at fair value and classified as a liability with subsequent changes in fair value recorded in earnings at the end of each reporting period.  We have determined the fair value of the derivative liabilities using a Path-Dependent Monte Carlo Simulation Model.  The fair value of the derivative liabilities using such model was affected by changes in inputs to that model and was based on the individual characteristics of the embedded conversion features on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate, credit spread, probability of default by us and acquisition of us.  During the nine months ended September 30, 2017, the 2016 Notes were either converted into shares of common stock or repaid in full. The conversion of the 2016 Notes during the nine months ended September 30, 2017 resulted in the fair value of the embedded conversion feature derivative liability on the dates of conversion of $203,630 to be reclassified to additional paid-in capital (see Note 7).  Upon repayment of the remaining 2016 Notes in March 2017 (see Note 5), the fair value of the embedded conversion features on date of repayment of $238,101 was extinguished and included in loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

The derivative liabilities are a Level 3 fair value measurement in the fair value hierarchy and a summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for our embedded conversion feature derivative liabilities that are categorized within Level 3 of the fair value hierarchy during the nine months ended September 30, 2017 is as follows:

September 30, 2017
Stock price	$0.103 – $0.305
Strike price	$0.25
Expected life (in years)	0.36 – 0.43
Expected volatility	130% – 168%
Average risk-free interest rate	0.78% – 0.87%
Dividend yield	–
At September 30, 2017, the estimated Level 3 fair value of the warrant derivative liabilities measured on a recurring basis is as follows:

	Fair value	Level 1	Level 2	Level 3	Total
Warrant derivative liabilities	$74,151	$-	$-	$74,151	$74,151

The following table presents the activity for the Level 3 embedded conversion feature and warrant derivative liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2017:

 Fair Value Measurements Using Level 3 Inputs

Warrant derivative liabilities:
Beginning balance December 31, 2016	$164,070
Change in fair value	(89,919)
Ending balance September 30, 2017	$74,151

Embedded conversion feature derivative liabilities:
Beginning balance December 31, 2016	$319,674
Reclassification of fair value of embedded conversion feature derivative liability to additional paid-in capital upon conversions of 2016 Notes	(203,630)
Extinguishment of embedded conversion feature upon repayment of 2016 Notes	(238,101)
Change in fair value	122,057
Ending balance September 30, 2017	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In May 2017, we entered into a commercial agreement with West-Ward Pharmaceuticals International Limited (“WWPIL”), a wholly-owned subsidiary of Hikma Pharmaceuticals PLC (“Hikma”) (LSE: HIK) (NASDAQ Dubai: HIK) (OTC: HKMPY). Pursuant to the commercial agreement, WWPIL will provide us with the rights to launch our branded, fluticasone propionate nasal spray USP, 50 mcg per spray (FlutiCare™), under WWPIL’s FDA approved ANDA No. 207957 in the U.S. in November 2017. The initial term of the commercial agreement is for two years, and upon expiration of the initial term, the agreement will automatically renew for subsequent one-year terms unless either party notifies the other party in writing of its desire not to renew at least 90 days prior to the end of the then current term. The agreement requires us to meet certain minimum product batch purchase requirements in order for the agreement to continue to be in effect.

NOTE 10 – SUBSEQUENT EVENTS

In October and November 2017, we issued 235,996 shares of common stock to consultants for services rendered. The fair value of the common stock issued was approximately $21,000.

On October 4, 2017, we entered into a securities exchange agreement with certain of the 2016 and 2017 Notes Payable holders. In connection with the securities exchange agreements, we issued a total of 8,592,431 shares of common stock in exchange for the settlement of principal and interest due under the 2016 and 2017 Notes Payable totaling $515,546.  The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements. Due to the settlement of the principal and interest balance of $515,546 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal and interest balance totaling approximately $306,000 was recorded as a loss on debt extinguishment.

On October 10, 2017, we entered into a service agreement with a third party pursuant to which we agreed to issue, over the term of the agreement through October 10, 2018, 2,000,000 shares of common stock in exchange for services to be rendered. The payment of shares of common stock is to be made in equal monthly installments beginning on November 1, 2017. On November 1, 2017, we issued 166,666 shares to the third party with a fair value of the shares issued of approximately $14,000.

In October 2017, we entered into a promissory note agreement with two unrelated third-party investors in which the investors loaned us gross proceeds of $500,000.  The promissory notes have an OID of $100,000 and bear interest at the rate of 0% per annum. The principal amount of $600,000 is to be repaid in nine equal monthly installments of $66,667 beginning in November 2017.

In October 2017, we entered into a commercial lease agreement for 16,705 square feet of office and warehouse space in San Diego, CA that will commence on December 1, 2017 and continues until April 30, 2023. The initial monthly base rent is $20,881 with an approximate 3% increase in the base rent amount on an annual basis. We hold an option to extend the lease an additional 5 years at the end of the initial term. The Company and the landlord of our previous office space mutually agreed to terminate the existing office lease agreement effective November 1, 2017 with no penalty or future lease payments required by the Company.

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

Overview

We are an emerging over-the-counter ("OTC") consumer goods and specialty pharmaceutical company engaged in the commercialization, licensing and development of safe and effective non-prescription medicine and consumer care products to improve men’s and women’s health and vitality and respiratory diseases.  We deliver innovative and uniquely presented and packaged health solutions through our (a) OTC medicines and consumer and health products, which we market directly, (b) commercial partners to primary care physicians, urologists, gynecologists and therapists, and (c) directly to consumers through our print media, on-line channels, retailers and wholesalers. We are dedicated to be a leader in developing and marketing new OTC and branded Abbreviated New Drug Application (“ANDA”) products, men’s and women’s health supplements, related diagnostics and medical devices. We are actively pursuing opportunities where existing prescription drugs have recently, or are expected to, change from prescription (or Rx) to OTC, as well as, related products. These “Rx-to-OTC switches” require Food and Drug Administration (“FDA”) approval through a process initiated by the New Drug Application (“NDA”) holder.

Our business model leverages our ability to (a) develop and build our current pipeline of products, and (b) to also acquire outright or in-license commercial products that are supported by scientific and/or clinical evidence, place them through our existing supply chain, retail and on-line (including Amazon®-based business platform) channels to tap new markets and drive demand for such products and to establish physician relationships. We currently have 22 products marketed in the U.S. with six of those being marketed and sold in multiple countries around the world through some of our 15 commercial partners. We currently expect to launch an additional two products in the U.S. in the fourth quarter of 2017 and two products in the first half of 2018 and we currently have approvals to launch certain of our already marketed products in 33 additional countries. We are continuously looking to add additional drugs, supplements and medical devices to our pipeline.

Our Strategy

Our corporate strategy focuses on two primary objectives:

1.
Developing a diversified product portfolio of exclusive, unique and patented non-prescription OTC and branded ANDA drugs, FDA cleared medical devices and consumer health products through: (a) the introduction of line extensions and reformulations of either our or third-party currently marketed products; and (b) the acquisition of products or obtaining exclusive licensing rights to market such products; and

2.
Building an innovative, U.S. and global sales and marketing model through direct to consumer approaches such as our proprietary Beyond Human® sales and marketing platform, the addition of new online platforms such as Amazon® and commercial partnerships with established international complimentary partners that: (a) generates revenue, and (b) requires a lower cost structure compared to traditional pharmaceutical companies thereby increasing our gross margins.

Our Products

We currently generate revenue from 22 products in the U.S. and six in international countries, as follows:

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
13.
PEVarx™ for extension of sexual intercourse time;
14.
Beyond Human® Testosterone Booster;
15.
Beyond Human® Ketones;
16.
Beyond Human® Krill Oil;
17.
Beyond Human® Omega 3 Fish Oil;
18.
Beyond Human® Vision Formula;
19.
Beyond Human® Blood Sugar;
20.
Beyond Human® Colon Cleanse;
21.
Beyond Human® Green Coffee Extract; and
22.
Beyond Human® Growth Agent.

In addition, we currently expect to launch in the U.S. the following products in the fourth quarter of 2017 and first half of 2018, subject to the applicable regulatory approvals, if required:

1.
FlutiCare™ for nasal allergy- November 2017;
2.
Xyralid™ for the relief of the pain and symptoms caused by hemorrhoids – November 2017;
3.
AndroVit™ for men's health; and
4.
Urocis™ XR for urinary tract infections.

Sales and Marketing Strategy U.S. and Internationally

Our sales and marketing strategy is based on (a) the use of direct to consumer advertisements in print and online media through our proprietary Beyond Human® sales and marketing infrastructure acquired in March 2016, (b) working with direct commercial channel partners in the U.S. and also directly marketing the products ourselves to physicians, urologists, gynecologists and therapists and to other healthcare providers, and (c) working with exclusive commercial partners outside of the U.S. that would be responsible for sales and marketing in those territories. We have now fully integrated most of our existing line of products such as Vesele®, Sensum+®, UriVarx™, Zestra®, RecalMax™, ProstaGorx™, AllerVarx™, Apeaz™ and ArthriVarx™ into the Beyond Human® sales and marketing platform. We plan to integrate Xyralid™, AndroVit™, Urocis™ XR; and FlutiCare™ upon their expected commercial launches in 2017 and 2018. We also market and distribute our products in the U.S. through retailers, wholesalers and other online channels. Our strategy outside the U.S. is to partner with companies who can effectively market and sell our products in their countries through their direct marketing and sales teams. The strategy of using our partners to commercialize our products is designed to limit our expenses and fix our cost structure, enabling us to increase our reach while minimizing our incremental spending.

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

In May 2017, we entered into a commercial agreement with West-Ward Pharmaceuticals International Limited (“WWPIL”). Pursuant to the commercial agreement, WWPIL will provide us with the rights to launch our branded, fluticasone propionate nasal spray USP, 50 mcg per spray (FlutiCare™), under WWPIL’s FDA approved ANDA No. 207957 in the U.S. in November 2017. Upon launch of FlutiCare™, it will be the third national branded OTC fluticasone propionate nasal spray in the allergic rhinitis market. Our current sales and marketing strategy for the launch of the product consists of the following:

1.
Finalizing agreements with wholesalers, retail stores in which we are a vendor of record and independent pharmacies;
2.
Provide sampling to the top prescribers of fluticasone propionate;
3.
Implement direct sampling and coupon programs to consumers to continue to build brand awareness;
4.
Launch under our Beyond Human® sales and marketing platform through print and online media; and
5.
Launch through our online platforms including our website, email subscriber lists and Amazon®.

Results of Operations for the Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	$ Increase (Decrease)	% Increase (Decrease)
NET REVENUE:
Product sales, net	$2,218,343	$1,882,129	$336,214	17.9%
License revenue	2,500	-	2,500	100.0%
Net revenue	2,220,843	1,882,129	338,714	18.0%

OPERATING EXPENSE:
Cost of product sales	480,076	331,227	148,849	44.9%
Research and development	8,736	43,775	(35,039)	(80.0)%
Sales and marketing	1,626,630	1,972,155	(345,525)	(17.5)%
General and administrative	1,321,001	1,779,048	(458,047)	(25.7)%
Total operating expense	3,436,443	4,126,205	(689,762)	(16.7)%
LOSS FROM OPERATIONS	(1,215,600)	(2,244,076)	(1,028,476)	(45.8)%
OTHER INCOME (EXPENSE):
Interest expense	(104,276)	(3,719,200)	(3,614,924)	(97.2)%
Loss on extinguishment of debt	(89,341)	-	89,341	100.0%
Other income (expense), net	(4,800)	(37)	4,763	12,873.0%
Fair value adjustment for contingent consideration	69,305	186,813	(117,508)	(62.9)%
Change in fair value of derivative liabilities	16,055	1,350,688	(1,334,633)	(98.8)%
Total other expense, net	(113,057)	(2,181,736)	(2,068,679)	(94.8)%
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,328,657)	(4,425,812)	(3,097,155)	(70.0)%
Provision for income taxes	-	-	-	-%
NET LOSS	$(1,328,657)	$(4,425,812)	(3,097,155)	(70.0)%

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ Increase (Decrease)	% Increase (Decrease)
NET REVENUE:
Product sales, net	$6,426,790	$3,126,112	$3,300,678	105.6%
License revenue	10,000	1,000	9,000	900.0%
Net revenue	6,436,790	3,127,112	3,309,678	105.8%

OPERATING EXPENSE:
Cost of product sales	1,329,131	714,284	614,847	86.1%
Research and development	26,982	47,667	(20,685)	(43.4)%
Sales and marketing	4,869,717	2,257,166	2,612,551	115.7%
General and administrative	4,207,899	4,012,357	195,542	4.9%
Total operating expense	10,433,729	7,031,474	3,402,255	48.4%
LOSS FROM OPERATIONS	(3,996,939)	(3,904,362)	92,577	2.4%
OTHER INCOME (EXPENSE):
Interest expense	(771,885)	(5,970,450)	(5,198,565)	(87.1)%
Loss on extinguishment of debt	(394,169)	-	394,169	100.0%
Other income (expense), net	(5,622)	1,839	(7,461)	(405.7)%
Fair value adjustment for contingent consideration	195,459	164,479	30,980	18.8%
Change in fair value of derivative liabilities	(32,138)	(632,627)	(600,489)	(94.9)%
Total other expense, net	(1,008,355	(6,436,759	(5,428,404	(84.3)%
LOSS BEFORE PROVISION FOR INCOME TAXES	(5,005,294)	(10,341,121)	(5,335,827)	(51.6)%
Provision for income taxes	3,200	-	3,200	100.0%
NET LOSS	$(5,008,494)	$(10,341,121)	(5,332,627)	(51.6)%

Net Revenue

We recognized net revenue of approximately $2.2 million and $6.4 million for the three and nine months ended September 30, 2017, respectively, compared to $1.9 million and $3.1 million for the three and nine months ended September 30, 2016, respectively. The increase in net revenue in 2017 was primarily the result of the product sales generated through the sales and marketing platform acquired in the Beyond Human® asset acquisition in March 2016. The increase was also due to the launch of UriVarx™ at the end of the fourth quarter 2016 and the launch of ProstaGorx™ and Apeaz™ with ArthriVarx™ in 2017. These new product launches generated net revenue of approximately $1.1 million and $2.6 million during the three and nine months ended September 30, 2017. The increase was also attributed to sales of Vesele® and Sensum+®, which generated net revenue of approximately $508,000 and $2.1 million for Vesele®, and $275,000 and $830,000 for Sensum+® during the three and nine months ended September 30, 2017, respectively, compared to approximately $1.1 million and $1.7 million for Vesele®, and $102,000 and $109,000 for Sensum+® during the three and nine months ended September 30, 2016, respectively. The decrease of approximately $600,000 in Vesele® net revenue for the three months ended September 30, 2017 compared to 2016 is primarily due to the sales of Vesele being negatively impacted in the third quarter of 2017 by the natural disasters in Florida and Texas as these two states have some of the largest populations of our target demographic for Vesele in the U.S. Further contributing to the overall increase in net revenue was an increase in international product sales as we signed an exclusive license and distribution agreement in April 2017 for the sale of Zestra® in France and Belgium and, in August 2017, we shipped the initial order under such agreement resulting in net revenue of approximately $100,000 during the three and nine months ended September 30, 2017. In March 2017, we also shipped the initial order under our South Korea license and distribution agreement resulting in net revenue of $60,000 during the nine months ended September 30, 2017. Due to the recent license and distribution agreements entered into in 2017, we expect this will lead to an increase in product sales of Zestra® and Zestra Glide® through our Ex-U.S. sales channel in the fourth quarter of 2017 and into 2018.

Cost of Product Sales

We recognized cost of product sales of approximately $480,000 and $1.3 million for the three and nine months ended September 30, 2017, respectively, compared to $331,000 and $714,000 for the three and nine months ended September 30, 2016, respectively. The cost of product sales includes the cost of inventory, shipping and royalties. The increase in cost of product sales is a result of higher shipping costs due to an increase in the number of units shipped.  The increase in the gross margin to 79.4% in 2017 compared to 77.2% in 2016 is due to the higher margins earned on the increased volume of our product sales through the Beyond Human® sales and marketing platform. The increased margin in 2017 is also due to fewer sales when compared to 2016 through our retail and wholesale sales channels, which have lower margins.

Research and Development

We recognized research and development expense of approximately $9,000 and $27,000 for the three and nine months ended September 30, 2017, respectively, compared to $44,000 and $48,000 for the three and nine months ended September 30, 2016, respectively. The research and development expense includes salary and the related health benefits for an employee who was terminated in January 2017, as well as, costs for stability testing and other development related costs for our products.

Sales and Marketing

We recognized sales and marketing expense of approximately $1.6 million and $4.9 million for the three and nine months ended September 30, 2017, respectively, compared to $2.0 million and $2.3 million for the three and nine months ended September 30, 2016, respectively. Sales and marketing expense consists primarily of print advertisements and sales and marketing support. The increase in sales and marketing expense during the nine months ended September 30, 2017 when compared to the same period in 2016 is due to the increase in the number of products integrated into the Beyond Human® sales and marketing platform, as well as, the costs of our third-party customer service call center due to the higher volume of sales orders received as a result of the Beyond Human® asset acquisition. Also, initial product launches require larger advertising spends in an effort to increase brand awareness. The decrease in sales and marketing expense during the three months ended September 30, 2017 when compared to the same period in 2016 is due to a decrease in print and online media advertisements in 2017 of our existing products launched through the Beyond Human® platform in 2016 as we are conducting a more targeted marketing approach on these types of products in an effort to increase our return on investment.

General and Administrative

We recognized general and administrative expense of approximately $1.3 million and $4.2 million for the three and nine months ended September 30, 2017, respectively, compared to $1.8 million and $4.0 million for the three and nine months ended September 30, 2016. General and administrative expense consists primarily of investor relation expense, legal, accounting, public reporting costs and other infrastructure expense related to the launch of our products.  Additionally, our general and administrative expense includes professional fees, insurance premiums and general corporate expense. The decrease is primarily due to the decrease in stock-based compensation to employees, directors and consultants of approximately $411,000 and $893,000, respectively, during the three and nine months ended September 30, 2017 compared to 2016. The decrease was offset by increases in merchant processing fees due to increased credit card sales volume and increased payroll and related costs due to the increase in headcount when compared to 2016.

Other Income and Expense

We recognized interest expense of approximately $104,000 and $772,000 for the three and nine months ended September 30, 2017, respectively, compared to $3.7 million and $6.0 million for the three and nine months ended September 30, 2016, respectively. Interest expense primarily includes interest related to our debt and amortization of debt discounts (see Note 5 to the accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report). Due to the shares, warrants and cash discounts provided to our lenders, the effective interest rate is significantly higher than the coupon rate. The decrease in interest expense during the three and nine months ended September 30, 2017 is due to the larger amount of debt discount amortization in 2016 compared to 2017 as a result of the convertible debt and note payable financings completed in 2016 and the repayment of the convertible debt in March 2017.

We recognized a loss on extinguishment of debt of approximately $89,000 and $394,000 during the three and nine months ended September 30, 2017, respectively. The loss on debt extinguishment for the three months ended September 30, 2017 was the result of the securities exchange agreement entered into with a certain 2016 and 2017 Notes Payable holder. In exchange for the settlement of $227,225 in principal and interest, we issued 2,840,316 shares of common stock with a fair value of $299,391. As a result, the remaining unamortized debt discount of approximately $17,000 and the fair value of the common stock issued in excess of the debt settled of approximately $72,000 were recorded as a loss on debt extinguishment during the three and nine months ended September 30, 2017. The remaining loss on debt extinguishment during the nine months ended September 30, 2017 was the result of the required prepayment of the 2016 Notes from the cash proceeds received through the public equity offering in March 2017. Under the terms of the 2016 Notes, we were required to prepay the outstanding principal and interest of the convertible debentures with the cash proceeds received from an equity offering with an offering price less than the current conversion price of the debentures of $0.25 per share, as well as incur a 10% prepayment penalty. As a result of the prepayment, the remaining unamortized debt discount of approximately $416,000, the prepayment penalty of $127,000 and the extinguishment of the embedded conversion feature derivative liability of $238,000 were recorded as a loss on debt extinguishment during the nine months ended September 30, 2017.

We recognized a gain from the fair value adjustment for contingent consideration of approximately $69,000 and $195,000 for the three and nine months ended September 30, 2017, respectively, compared to a gain of $187,000 and $164,000 for the three and nine months ended September 30, 2016, respectively. Fair value adjustment for contingent consideration consists primarily of the decrease in the fair value of the remaining contingent ANDA shares of common stock issuable to individual members of Novalere Holdings, LLC in connection with our acquisition in 2015 and the decrease in the royalty contingent consideration to Semprae (see Note 3 to the accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report).

We recognized a gain (loss) from the change in fair value of derivative liabilities of approximately $16,000 and $(32,000) for the three and nine months ended September 30, 2017, respectively, compared to a gain (loss) from the change in fair value of derivative liabilities of approximately $1,351,000 and ($633,000) for the three and nine months ended September 30, 2016, respectively. Change in fair value of derivative liabilities primarily includes the change in the fair value of the warrants and embedded conversion features classified as derivative liabilities. The loss on change in fair value of derivative liabilities during the nine months ended September 30, 2017 is primarily due to the increase in our stock price from December 31, 2016 through the date of conversion of certain of the convertible debentures in 2017, which resulted in the fair value of the embedded conversion features at the conversion date to be higher than the fair value at December 31, 2016.

Net Loss

Net loss for the three and nine months ended September 30, 2017 was approximately $(1.3 million) or $(0.01) basic and diluted net loss per share and $(5.0 million) or $(0.03) basic and diluted net loss per share, respectively, compared to a net loss for the same periods in 2016 of $(4.4 million) or $(0.04) basic and diluted net loss per share and $(10.3 million) or $(0.12) basic and diluted net loss per share, respectively.

Liquidity and Capital Resources

Historically, we have funded losses from operations through the sale of equity and the issuance of debt instruments. Combined with revenue, these funds have provided us with the capital to operate our business, to sell and support our products, attract and retain key personnel, and add new products to our portfolio. To date, we have experienced net losses each year since our inception. As of September 30, 2017, we had an accumulated deficit of approximately $34.1 million and a working capital deficit of $1.2 million.

As of September 30, 2017, we had approximately $1.3 million in cash. Although no assurances can be given, we currently plan to raise additional capital through the sale of equity or debt securities. We expect, however, that our existing capital resources, the proceeds of $500,000 from the promissory notes issued in October 2017 (see Note 10 in the accompanying condensed consolidated financial statements), revenue from sales of our products and upcoming new product launches and sales milestone payments from the commercial partners signed for our products, and equity instruments available to pay certain vendors and consultants, will be sufficient to allow us to continue our operations, commence the product development process and launch selected products through at least the next 12 months. In addition, our CEO, who is also a significant shareholder, has deferred the remaining payment of his salary earned through June 30, 2016 totaling $1.5 million for at least the next 12 months.

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

The Company’s principle debt instruments include the following:

February 2016 Note Payable

On February 24, 2016, the Company and SBI Investments, LLC, 2014-1 (“SBI”) entered into an agreement in which SBI loaned us gross proceeds of $550,000 pursuant to a purchase agreement, 20% secured promissory note and security agreement (“February 2016 Note Payable”), all dated February 19, 2016 (collectively, the “Finance Agreements”). Pursuant to the Finance Agreements, the principal amount of the February 2016 Note Payable was $550,000 and the interest rate thereon is 20% per annum.  We began to pay principal and interest on the February 2016 Note Payable on a monthly basis beginning on March 19, 2016 for a period of 24 months and the monthly mandatory principal and interest payment amount thereunder is $28,209. The monthly amount shall be paid by us through a deposit account control agreement with a third-party bank in which SBI shall be permitted to take the monthly mandatory payment amount from all revenue received by us from the Beyond Human® assets in the transaction.  The maturity date for the February 2016 Note Payable is February 19, 2018. The February 2016 Note Payable is secured by SBI through a first priority secured interest in all of the Beyond Human® assets acquired by us in the transaction including all revenue received by us from these assets. The principal balance of the February 2016 Note Payable as of September 30, 2017 is $133,997.

December 2016, January 2017 and September 2017 Notes Payable

On December 5, 2016, January 19, 2017, and September 20, 2017, we entered into a securities purchase agreement with three unrelated third-party investors in which the investors loaned us gross proceeds of $800,000 pursuant to 5% promissory notes.  The notes have an OID of $80,000 and requires payment of $880,000 in principal upon maturity. The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on October 4, 2017, November 18, 2017 and May 20, 2018. In connection with the notes, we issued the investors restricted shares of common stock totaling 2,336,111.  The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the notes.

In August, September and October 2017, we entered into a securities exchange agreement with certain of these note holders. In connection with the securities exchange agreements, we issued a total of 11,432,747 shares of common stock in exchange for the settlement of principal and interest due under the notes payable totaling $742,771.  The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements. The remaining principal balance under these notes is $165,000.

October 2017 Promissory Notes

In October 2017, we entered into a promissory note agreement with two unrelated third-party investors in which the investors loaned us gross proceeds of $500,000.  The promissory notes have an OID of $100,000 and bear interest at the rate of 0% per annum. The principal amount of $600,000 is to be repaid in nine equal monthly installments of $66,667 beginning in November 2017.

Net Cash Flows
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net cash used in operating activities	$(1,546,527)	$(739,472)
Net cash used in investing activities	(10,131)	(156,565)
Net cash provided by financing activities	2,041,784	2,294,681
Net change in cash	485,126	1,398,644
Cash at beginning of period	829,933	55,901
Cash at end of period	$1,315,059	$1,454,545

Operating Activities

For the nine months ended September 30, 2017, cash used in operating activities was approximately $1.5 million, consisting primarily of the net loss for the period of approximately $5.0 million, which was primarily offset by non-cash common stock, restricted stock units and stock options issued for services and compensation of approximately $997,000, amortization of debt discount of $688,000, loss on debt extinguishment of $394,000, change in fair value of derivative liabilities of $32,000, and amortization of intangible assets of $473,000. The non-cash expense was offset with the gain on change in fair value of contingent consideration of approximately $195,000. Additionally, working capital changes consisted of cash increases of approximately $1.1 million related to a decrease in prepaid expense and other current assets of approximately $177,000, $434,000 related to an increase in accrued compensation, and $506,000 related to an increase in accounts payable and accrued expense, partially offset by a cash decrease related to accrued interest of $6,000, decrease related to deferred revenue and customer deposits of $11,000 and increase in inventories of $40,000. The increase in net cash used in operating activities from 2016 was mainly due to expanding our operations, including hiring additional personnel, commercialization and marketing activities related to our newly launched products in 2017 and those acquired in 2016.

Investing Activities

For the nine months ended September 30, 2017, cash used in investing activities was approximately $10,000 which consisted of the purchase of property and equipment for our corporate office location compared to $157,000 for 2016.

Financing Activities

For the nine months ended September 30, 2017, cash provided by financing activities was approximately $2.0 million, consisting primarily of the net proceeds from the public equity offering of $3.3 million and notes payable of $300,000, offset by the repayment of convertible debentures of approximately $1.2 million, notes payable of $214,000, and the prepayment penalty on the repayment of the convertible debentures of $127,000.  Cash provided by financing activities in 2016 was primarily related to net proceeds from notes payable and convertible debentures of approximately $3.1 million and proceeds from short-term loans payable of $22,000, offset by the repayment of notes payable and short-term loans payable of $637,000, payment of financing costs in connection with convertible debentures of $40,000, and the repayment of the related-party line of credit convertible debenture of $409,000.

Critical Accounting Policies and Estimates

On January 1, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. We elected to early adopt ASU 2016-15 and, as a result, the prepayment penalty of $127,247 in connection with the extinguishment of the 2016 Notes (see Note 5 in the accompanying condensed consolidated financial statements) in March 2017 is classified as a financing cash outflow in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2017. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations and related disclosures and had no other impact to the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2017 and 2016.

For the nine months ended September 30, 2017, there were no other material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31 2016.

Off- Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of September 30, 2017, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including chief executive officer and vice president, finance, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

For the three months ended September 30, 2017, we issued 644,405 shares of our common stock valued at $68,700 in exchange for services under existing consulting and service agreements with third parties.

For the three months ended September 30, 2017, we issued 31,500 shares of our common stock upon the exercise of stock options for cash proceeds of $1,985.

For the three months ended September 30, 2017, certain 2016 and 2017 Notes Payable holders elected to exchange $227,225 in principal and interest into 2,840,316 shares of common stock.

We entered into a private financing for $150,000 on September 20, 2017 with an institutional investor. We issued 895,000 restricted shares of common stock to the investor in connection with the note payable.

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

Innovus Pharmaceuticals, Inc.
(Registrant)

Date: November 14, 2017	/s/ Bassam Damaj
Bassam Damaj, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Rauly Gutierrez Rauly Gutierrez, CPA Vice President, Finance (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
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