Form 10-Q
period 2018-03-31
INNOVUS PHARMACEUTICALS, INC.
filed 2018-05-14
CIK 1411879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2018
or
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

As of May 10, 2018, the registrant had 194,046,100 shares of common stock outstanding.

-i-

 INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)

Assets:
Cash	$4,923,796	$1,564,859
Accounts receivable, net	195,242	68,259
Prepaid expense and other current assets	333,136	363,080
Inventories	1,648,730	1,725,698
Total current assets	7,100,904	3,721,896

Property and equipment, net	203,385	62,454

Deposits	20,881	20,881
Goodwill	952,576	952,576
Intangible assets, net	4,115,624	4,273,099
Total assets	$12,393,370	$9,030,906

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expense	$2,910,282	$2,607,121
Accrued compensation	1,288,209	1,118,293
Deferred revenue and customer deposits	142,769	24,690
Accrued interest payable	11,671	3,648
Derivative liabilities – warrants	-	58,609
Contingent consideration	32,883	28,573
Short-term loan payable	32,775	65,399
Notes payable, net of debt discount of $929,353 and $437,355, respectively	2,288,876	1,239,296
Total current liabilities	6,707,465	5,145,629

Accrued compensation – less current portion	1,531,904	1,531,904
Contingent consideration – less current portion	1,448,965	1,450,430
Total non-current liabilities	2,980,869	2,982,334

Total liabilities	9,688,334	8,127,963

Commitments and contingencies

Stockholders’ equity:
Preferred stock: 7,500,000 shares authorized, at $0.001 par value, no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Common stock: 292,500,000 shares authorized, at $0.001 par value, 192,555,147 and 167,420,605 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	192,555	167,421
Additional paid-in capital	39,922,601	36,375,359
Accumulated deficit	(37,410,120)	(35,639,837)
Total stockholders' equity	2,705,036	902,943

Total liabilities and stockholders’ equity	$12,393,370	$9,030,906

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net revenue:
Product sales, net	$4,542,026	$2,177,290
License revenue	2,578	-
Net revenue	4,544,604	2,177,290

Operating expense:
Cost of product sales	864,095	440,476
Research and development	11,287	3,183
Sales and marketing	3,301,784	1,687,351
General and administrative	1,696,021	1,704,663
Total operating expense	5,873,187	3,835,673

Loss from operations	(1,328,583)	(1,658,383)

Other income (expense):
Interest expense	(241,888)	(557,479)
Loss on extinguishment of debt	(255,685)	(304,828)
Other income (expense), net	109	(616)
Fair value adjustment for contingent consideration	(2,845)	27,175
Change in fair value of derivative liabilities	-	(51,656)
Total other expense, net	(500,309)	(887,404)

Net loss	$(1,828,892)	$(2,545,787)

Net loss per share of common stock – basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares of common stock outstanding – basic and diluted	186,933,622	135,099,173

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(1,828,892)	$(2,545,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,991	2,822
(Recovery of) Allowance for doubtful accounts	(179)	2,578
Common stock, restricted stock units and stock options issued to employees, board of directors and consultants for compensation and services	115,459	580,394
Loss on extinguishment of debt	255,685	304,828
Change in fair value of contingent consideration	2,845	(27,175)
Change in fair value of derivative liabilities	-	51,656
Amortization of debt discount	229,404	512,874
Amortization of intangible assets	157,475	157,725
Changes in operating assets and liabilities, net of acquisition amounts
Accounts receivable	(126,804)	15,922
Prepaid expense and other current assets	29,944	101,075
Inventories	76,968	63,216
Accounts payable and accrued expense	121,948	119,702
Accrued compensation	169,916	186,918
Accrued interest payable	8,023	(22,383)
Deferred revenue and customer deposits	118,079	-
Net cash used in operating activities	(663,138)	(495,635)

Cash flows used in investing activities:
Purchase of property and equipment	(147,922)	(2,256)

Cash flows from financing activities:
Payments on short-term loans payable	(32,624)	-
Proceeds from notes payable	1,872,500	150,000
Payments on notes payable	(508,630)	(67,688)
Proceeds from stock option and warrant exercises	2,838,751	2,894
Proceeds from sale of common stock and warrants, net of offering costs	-	3,307,773
Payments on convertible debentures	-	(1,222,422)
Prepayment penalty on extinguishment of convertible debentures	-	(127,247)
Net cash provided by financing activities	4,169,997	2,043,310

Net change in cash	3,358,937	1,545,419

Cash at beginning of period	1,564,859	829,933

Cash at end of period	$4,923,796	$2,375,352

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$2,400
Cash paid for interest	$2,157	$66,719

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures, notes payable and accrued interest	$166,667	$350,610
Reclassification of the fair value of the embedded conversion features from derivative liability to additional paid-in capital upon conversion	$-	$203,630
Relative fair value of common stock issued in connection with notes payable recorded as debt discount	$292,129	$44,217
Fair value of non-forfeitable common stock issued to consultant included in accounts payable and accrued expense	$-	$180,000
Offering costs in connection with warrant exercises included in accounts payable and accrued expense	$181,213	$-
Cumulative adjustment to accumulated deficit for the fair value of the warrant derivative liability upon adoption of ASU 2017-11 on January 1, 2018	$58,609	$-
Fair value of common stock issued as financing fees in connection with notes payable recorded as debt discount	$122,500	$-
Fair value of common stock issued for prepayment of future royalties due under the CRI License Agreement included in prepaid expense and other current assets	$-	$44,662
Fair value of non-forfeitable common stock issued to consultant recorded as prepaid expense and other current assets	$-	$15,000

See accompanying notes to these condensed consolidated financial statements.

 INNOVUS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2018
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

We generate revenue from 29 commercial products in the United States, including 12 of these commercial products in multiple countries around the world through our 18 international commercial partners. Our commercial product portfolio includes (1) Beyond Human® Testosterone Booster, (2) Beyond Human® Growth Agent, (3) Zestra® to increase female arousal and desire, (4) EjectDelay® for premature ejaculation, (5) Sensum+® for reduced penile sensitivity, (6) Zestra Glide®, (7) Vesele® for promoting sexual health, (8) Androferti® to support overall male reproductive health and sperm quality, (9) RecalMax™ for cognitive brain health, (10) Beyond Human® Green Coffee Extract, (11) Beyond Human® Eagle Vision Formula, (12) Beyond Human® Blood Sugar, (13) Beyond Human® Colon Cleanse, (14) Beyond Human® Ketones, (15) Beyond Human® Krill Oil, (16) Beyond Human® Omega 3 Fish Oil, (17) RecalMax™ for brain health, (18) UriVarx® for bladder health, (19) ProstaGorx® for prostate health, (20) AllerVarx® for management of allergy symptoms, (21) Apeaz® indicated for arthritis pain relief, (22) ArthriVarx® for joint health, (23) PEVarx® for extension of sexual intercourse time, (24) FlutiCare® for allergy symptom relief, (25) Xyralid® for relief of pain and symptoms caused by hemorrhoids, (26) Can-C® eye drops and supplement for lubricating the eye and to enhance free radical protection and reduce the oxidative environment inside the eye, (27) MZS™ melatonin as a sleeping aid, (28) DiabaSens™ a cream designed to increase blood flow in the diabetic foot, and (29) UriVarx™ UTI Urine Strips. While we generate revenue from the sale of our commercial products, most revenue is currently generated by UriVarx®, Apeaz®, Vesele®, Diabasens™, Sensum+®, ProstaGorx®, Zestra®, Zestra® Glide, RecalMax™, FlutiCare®, AllerVarx®, ArthriVarx®, Xyralid®, PEVarx®, and Beyond Human® Testosterone Booster and related products.

Pipeline Products

Xyralid® Suppositories. Xyralid® Suppositories are OTC FDA monograph suppositories indicated for the relief of both internal & external hemorrhoidal symptoms. The drug works by constricting or shrinking swollen hemorrhoidal tissues and gives prompt soothing relief from painful burning, itching and discomfort. We currently expect to launch this product in the second quarter of 2018.

Vesele™ Nitric Oxide Strips. We have developed the Vesele™ Nitric Oxide Strips to be used with our supplement product Vesele® to monitor the levels of nitric oxide in saliva and help consumers monitor the effect of Vesele® real time on their blood flow increase. We currently expect to launch this product in the second quarter of 2018.

RecalMax™ Nitric Oxide Strips. We have developed the RecalMax™ Nitric Oxide Strips to be used with our product RecalMax™ to monitor the levels of nitric oxide in saliva and help consumers monitor the effect of RecalMax™ real time on their blood flow increase. We currently expect to launch this product in the second quarter of 2018.

GlucoGorx™ Supplement, Glucometer, Lancing Device ad GlucoGorx™ Strips. GlucoGorx™ is a supplement made of a combination of herbs and nutrients designed to balance and maintain healthy blood sugar levels. The Glucometer, Lancing Device and GlucoGorx™ Strips are part of a recently FDA cleared kit that is co-marketed with GlucoGorx™ to provide customers with the ability to utilize the supplement’s benefits and to test their blood sugar levels in their own homes in a quick and efficient manner. We currently expect to launch this product and the kit in the second half of 2018.

Musclin™. Musclin™ is a proprietary supplement made of two FDA Generally Recognized As Safe (GRAS) approved ingredients designed to increase muscle mass, endurance and activity. The main ingredient in Musclin™ is a patent-pending natural activator of the transient receptor potential cation channel, subfamily V, member 3 (TRPV3) channels on muscle fibers responsible to increase width of myotubules in fibers width resulting in larger muscles and higher endurance. We currently expect to launch this product in the second half of 2018.

Regenerum™. Regenerum™ is a proprietary product containing two natural molecules, one is an activator the TRPV3 channels resulting in the increase of muscle fiber width and the second targeting a different unknown receptor to build the muscle's capacity for energy production and increases physical endurance, allowing an added benefit to increase muscle mass and potentially decrease muscle wasting. Regenerum™ is being developed for patients suffering from muscle wasting or cachexia. We currently expect to launch this product in 2019 pending successful clinical trials in patients with muscle wasting or cachexia.

In addition to the above listed product pipeline, we are continuously looking to add additional drugs, supplements and medical devices to our pipeline.

Change in Accounting Principle

On January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. This ASU requires that when determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. The Company elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018.  As a result of the adoption of this ASU, we recorded a cumulative-effect adjustment to the consolidated statement of financial position as of January 1, 2018 of $58,609 for the warrants previously classified as a derivative liability due to a down round provision included in the terms of the warrant agreement. Therefore, the cumulative-effect adjustment was recorded as a reduction in accumulated deficit and derivative liabilities in the accompanying condensed consolidated balance sheet as of January 1, 2018.  The adoption of this ASU did not have an impact on our condensed consolidated results of operations.

Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries: FasTrack Pharmaceuticals, Inc., Semprae Laboratories, Inc. (“Semprae”) and Novalere, Inc. (“Novalere”). All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the period ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include the allowance for doubtful accounts, sales returns and chargebacks, realizability of inventories, valuation of deferred tax assets, goodwill and intangible assets, valuation of contingent acquisition consideration, recoverability of long-lived assets and goodwill and the valuation of equity-based instruments. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Liquidity

Our operations have been financed primarily through proceeds from convertible debentures and notes payable, sales of our common stock and revenue generated from our products domestically and internationally by our partners. These funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel and add new products to our portfolio. We have experienced net losses and negative cash flows from operations each year since our inception.  As of March 31, 2018, we had an accumulated deficit of $37,410,120 and positive working capital of $393,439.

In the first quarter of 2018, we received net cash proceeds of $2.7 million from the exercise of warrants (see Note 8). Additionally, during the first quarter of 2018 we raised $1,872,500 in gross proceeds from the issuance of notes payable to six investors (see Note 6). We have also issued equity securities in certain circumstances to pay for services from vendors and consultants.

As of March 31, 2018, we had $4,923,796 in cash. During the three months ended March 31, 2018, we had net cash used in operating activities of $663,138. We expect that our existing capital resources, together with revenue from sales of our products and upcoming sales milestone payments from the commercial partners signed for our products will be sufficient to allow us to continue our operations, commence the product development process and launch selected products through at least the next 12 months. In addition, our CEO, who is also a significant shareholder, has deferred the remaining payment of his salary earned through June 30, 2016 totaling $1,531,904 for at least the next 12 months. Our actual needs will depend on numerous factors, including timing of introducing our products to the marketplace, our ability to attract additional international distributors for our products and our ability to in-license in non-partnered territories and/or develop new product candidates. Although no assurances can be given, we currently intend to raise additional capital through the sale of debt or equity securities to provide additional working capital, pay for further expansion and development of our business, and to meet current obligations. Such capital may not be available to us when we need it or on terms acceptable to us, if at all.

Fair Value Measurement

Our financial instruments are cash, accounts receivable, accounts payable, accrued liabilities, contingent consideration and debt. The recorded values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The fair value of the contingent acquisition consideration is based upon the present value of expected future payments under the terms of the agreements and is a Level 3 measurement (see Note 4).  Based on borrowing rates currently available to us, the carrying values of the notes payable and short-term loans payable approximate their respective fair values.

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

Concentration of Credit Risk, Major Customers and Segment Information

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and accounts receivable. Cash held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Accounts receivable consist primarily of sales to U.S. based retailers and Ex-U.S. partners. We also require a percentage of payment in advance for product orders with our larger partners. We perform ongoing credit evaluations of our customers and generally do not require collateral.

Revenues consist primarily of product sales and licensing rights to market and commercialize our products.  We have no customers that accounted for 10% or more of our total net revenue during the three months ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, one customer and four customers accounted for 82% and 72% of total net accounts receivable of $195,242 and $68,259, respectively.

All operations are currently located in the U.S.; therefore, over 90% of our sales are currently within the U.S. The balance of the sales are to various other countries, none of which is 10% or greater. With the recent launch of our direct Canadian sales and continuous expansion of our sales into other countries, we expect the percentage of our Ex-US sales to grow potentially to over 10%. See Note 2 for more details.

We operate our business on the basis of a single reportable segment, which is the business of delivering over-the-counter medicines and consumer care products for men’s and women’s health and respiratory diseases. Our chief operating decision-maker is the Chief Executive Officer, who evaluates us as a single operating segment.

Revenue Recognition

On January 1, 2018, we adopted FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our condensed consolidated statements of operations, balance sheet, and cash flows as of and for the three months ended March 31, 2018. Refer to Note 2 for additional information regarding our adoption of ASC 606.

Our principal activities from which we generate our revenue are product sales.

Revenue is measured based on consideration specified in a contract with a customer. A contract with a customer exists when we enter into an enforceable contract with a customer. The contract is based on either the acceptance of standard terms and conditions on the websites for e-commerce customers and via telephone with our third-party call center for our print media and direct mail customers, or the execution of terms and conditions contracts with retailers and wholesalers. These contracts define each party's rights, payment terms and other contractual terms and conditions of the sale. Consideration is typically paid prior to shipment via credit card or check when our products are sold direct to consumers or approximately 30 days from the time control is transferred when sold to wholesalers, distributors and retailers. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience and, in some circumstances, published credit and financial information pertaining to the customer.

A performance obligation is a promise in a contract to transfer a distinct product to the customer, which for us is transfer of over-the-counter drug and consumer care products to our customers. Performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. We have concluded the sale of bottled finished goods and related shipping and handling are accounted for as the single performance obligation.

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. The estimated reserve for sales returns and allowances, which is included in accounts payable and accrued expense, was approximately $137,000 and $53,000 at March 31, 2018 and December 31, 2017, respectively.

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales.

We enter into exclusive distributor and license agreements that are within the scope of ASC Topic 606. The license agreements we enter into normally generate three separate components of revenue: (1) an initial nonrefundable payment due on signing or when certain specific conditions are met; (2) royalties that are earned on an ongoing basis as sales are made or a pre-agreed transfer price; and (3) sales-based milestone payments that are earned when cumulative sales reach certain levels. Revenue from the initial nonrefundable payments or licensing fee is recognized when all required conditions are met. If the consideration for the initial license fee is for the right to sell the licensed product in the respective territory with no other required conditions to be met, such type of nonrefundable license fee arrangement for the right to sell the licensed product in the territory is recognized ratably over the term of the license agreement. For arrangements with licenses that include sales-based royalties, including sales-based milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied. The achievement of the sales-based milestone underlying the payment to be received predominantly relates to the licensee’s performance of future commercial activities.

Advertising Expense

Advertising costs, which primarily includes print and online media advertisements, are expensed as incurred and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. Advertising costs were approximately $2,526,000 and $1,358,000 for the three months ended March 31, 2018 and 2017, respectively.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and vested but deferred RSUs during the period presented. Diluted net loss per share is computed using the weighted average number of common shares outstanding and vested plus deferred RSUs during the periods plus the effect of dilutive securities outstanding during the periods. For the three months ended March 31, 2018 and 2017, basic net loss per share is the same as diluted net loss per share as a result of our common stock equivalents being anti-dilutive.  See Note 8 for more details.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period. We adopted this ASU on January 1, 2018 and the impact on our consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date. A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach.  While we are currently assessing the impact ASU 2016-02 will have on the consolidated financial statements, we expect the primary impact to the consolidated financial position upon adoption will be the recognition, on a discounted basis, of the minimum commitments on the consolidated balance sheet under our sole noncancelable operating lease for our facility in San Diego resulting in the recording of a right of use asset and lease obligation.

NOTE 2 – REVENUE

Disaggregation of Revenue

Our revenue is primarily from distinct fixed-price product sales in the over-the-counter drug and consumer care products market, to similar customers and channels utilizing similar types of contracts that are short term in nature (less than one year). We do not sell service agreements or goods over a period of time and do not sell or utilize customer financing arrangements or time-and-material contracts.

The following is a table that presents product sales, net by geographical area:

	For theThree Months Ended March 31,
	2018	2017
United States	$4,184,102	$2,107,051
All Other	357,924	70,239
Product sales, net	$4,542,026	$2,177,290

All Other consists of Canada, Europe, Australia, Asia, and the Middle East.
Contract Balances

We do not have any contract assets such as work-in-process but do have certain contract liabilities such as customer advances for product sales under its license agreements. As of March 31, 2018, we had customer advances totaling $42,242 included in deferred revenue and customer deposits in the accompanying condensed consolidated balance sheet for advance payments on the future sale of Zestra® and Zestra Glide® products to Sothema under their license agreement. See Note 3 for more details on the remaining amounts in deferred revenue and customer deposits as of March 31, 2018. All trade receivables on the Company’s condensed consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. We had no contract costs capitalized as of March 31, 2018.

NOTE 3 – LICENSE AGREEMENTS

In-License Agreements

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

The CRI Asset Purchase Agreement also requires us to pay to CRI up to $7.0 million in cash milestone payments based on first achievement of annual Ex-U.S. net sales targets plus a royalty based on annual Ex-U.S. net sales. The obligation for these payments expires on April 19, 2023 or the expiration of the last of CRI’s patent claims covering the product or its use outside the U.S., whichever is sooner. No sales milestone obligations have been met and no royalties are owed to CRI under this agreement during the three months ended March 31, 2018 and 2017.

In consideration for the Amended CRI Asset Purchase Agreement, we are required to pay CRI a percentage of the monthly net profit, as defined in the agreement, from our sales of Sensum+® in the U.S. through our Beyond Human™ sales and marketing platform. During the three months ended March 31, 2018 and 2017, no amounts have been earned by CRI under the Amended CRI Asset Purchase Agreement.

Out-License Agreements

Acerus Pharmaceuticals Corporation Agreement

On January 5, 2018, we entered into an exclusive ten-year license agreement with Acerus Pharmaceuticals Corporation, a Canadian company (“Acerus”), under which we granted to Acerus an exclusive license to market and sell UriVarx® in Canada. Under the agreement, we received a non-refundable upfront payment, we will be eligible to receive up to CAD $1.65 million (USD $1.28 million at March 31, 2018) in milestone payments based on Acerus achieving certain sales targets and we will sell UriVarx® to Acerus at an agreed-upon transfer price. Acerus also has minimum annual purchase requirements for UriVarx® during the term of the agreement.

During the three months ended March 31, 2018, we received an upfront payment totaling $78,105 (CAD $100,000) which is being recognized over the term of the ten-year license agreement. During the three months ended March 31, 2018, we recognized license revenue related to this agreement of $1,953. As of March 31, 2018, $76,152 of the upfront payment is included in deferred revenue and customer deposits in the accompanying condensed consolidated balance sheet. We believe the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future minimum order quantities. During the three months ended March 31, 2018, we recognized revenue for the sale of products related to this agreement of $310,629.

Lavasta Pharma FZ-LLC Agreement

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

During the three months ended March 31, 2018, we received an upfront payment totaling $25,000 which is being recognized over the term of the ten-year license agreement. During the three months ended March 31, 2018, we recognized license revenue related to this agreement of $625. As of March 31, 2018, $24,375 of the upfront payment is included in deferred revenue and customer deposits in the accompanying condensed consolidated balance sheet. We believe the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future minimum order quantities. During the three months ended March 31, 2018, we did not recognize revenue for the sale of products related to this agreement.

LI USA Co. Agreement

On November 9, 2016, we entered into an exclusive ten-year license agreement with J&H Co. LTD, a South Korea company (“J&H”), under which we granted to J&H an exclusive license to market and sell our topical treatment for Female Sexual Interest/Arousal Disorder (“FSI/AD”) Zestra® and Zestra Glide® in South Korea. Under the agreement, J&H is obligated to order minimum annual quantities of Zestra® and Zestra Glide® totaling $2.0 million at a pre-negotiated transfer price per unit through March 2018. The minimum annual order quantities by J&H are to be made over a 12-month period following the approval of the product by local authorities and beginning upon the completion of the first shipment of product. Our partner recently received the approval to import the product and placed its first order in March 2017. During the three months ended March 31, 2018 and 2017, we recognized $82,300 and $60,000 in revenue for the sale of products related to this agreement.

On October 26, 2017, the exclusive license and distributor rights under this agreement were assigned to LI USA Co., a U.S. company (“LI USA”), from J&H and LI USA is now the distributor under this agreement. LI USA is controlled by the same original owners as J&H. All terms and conditions of the original agreement remain intact.

NOTE 4 – BUSINESS AND ASSET ACQUISITIONS

Acquisition of Novalere in 2015

On February 5, 2015 (the “Closing Date”), we acquired the worldwide rights to market and sell the FlutiCare® brand (fluticasone propionate nasal spray) and the related third-party manufacturing agreement for the manufacturing of FlutiCare® (“Acquisition Manufacturer”) from Novalere FP. The OTC Abbreviated New Drug Application (“ANDA”) for fluticasone propionate nasal spray was filed at the end of 2014 by our third-party manufacturer and partner, who is currently selling the prescription version of the drug, with the FDA and the OTC ANDA is still subject to FDA approval. An ANDA is an application for a U.S. generic drug approval for an existing licensed medication or approved drug. A prescription ANDA (“RX ANDA”) is for a generic version of a prescription pharmaceutical and an OTC ANDA is for a generic version of an OTC pharmaceutical.

Due to the delay in approval of the Acquisition Manufacturer’s OTC ANDA by the FDA, in May 2017, we announced a commercial relationship with a different third-party manufacturer (West-Ward Pharmaceuticals International Limited or “WWPIL”) who has an FDA approved OTC ANDA for fluticasone propionate nasal spray under which they have agreed to manufacture our FlutiCare® OTC product for sale in the U.S. (see Note 10). We currently still anticipate that the OTC ANDA filed in November 2014 by the Acquisition Manufacturer with the FDA may be approved in 2018. As we hold the worldwide rights to market and sell FlutiCare® under the manufacturing agreement with the Acquisition Manufacturer, we believe the agreement with the Acquisition Manufacturer will still provide us with the opportunity to market and sell FlutiCare® ex-U.S. and, if the OTC ANDA is approved by the FDA, a second source of supply within the U.S., if ever needed.

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

During the three months ended March 31, 2018 and 2017, there was an increase (decrease) in the estimated fair value of the remaining 138,859 ANDA consideration shares totaling $4,310 and ($20,107) which is included in fair value adjustment for contingent consideration in the accompanying condensed consolidated statements of operations. The remaining 138,859 ANDA consideration shares not issuable yet will be issued upon FDA approval of the ANDA filed by the Acquisition Manufacturer and the estimated fair value of such remaining shares of $13,586 is included in contingent consideration in the accompanying condensed consolidated balance sheet at March 31, 2018. The fair value of the expected future earn-out payment was increased by $4,310 and decreased by $20,107 during the three months ended March 31, 2018 and 2017, respectively. The fair value of the contingent consideration was $1,261,711 and $1,257,401 as of March 31, 2018 and December 31, 2017, respectively.

Purchase of Semprae Laboratories, Inc. in 2013

On December 24, 2013 (the “Semprae Closing Date”), we, through Merger Sub, obtained 100% of the outstanding shares of Semprae Laboratories, Inc. We agreed to pay the former shareholders an annual royalty (“Royalty”) equal to 5% of the net sales from Zestra® and Zestra Glide® and any second generation products derived primarily therefrom (“Target Products”) up until the time that a generic version of such Target Product is introduced worldwide by a third party.

The agreement to pay the annual Royalty resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the consolidated statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. During the three months ended March 31, 2018 and 2017, no amounts have been paid under this arrangement.  The fair value of the expected royalties to be paid was decreased by $1,465 and $7,067 during the three months ended March 31, 2018 and 2017, respectively, which is included in the fair value adjustment for contingent consideration in the accompanying condensed consolidated statements of operations. The fair value of the contingent consideration was $220,137 and $221,602 as of March 31, 2018 and December 31, 2017, respectively, based on the new estimated fair value of the consideration.

NOTE 5 – ASSETS AND LIABILITIES

Inventories

Inventories consist of the following:

	March 31,	December 31,
	2018	2017
Raw materials and supplies	$138,602	$164,469
Work in process	92,833	152,935
Finished goods	1,417,295	1,408,294
Total	$1,648,730	$1,725,698

Intangible Assets

Amortizable intangible assets consist of the following:

	March 31, 2018
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$417,597	$(133,212)	$284,385	7 – 15
Customer Contracts	611,119	(264,818)	346,301	10
Sensum+® License (from CRI)	234,545	(113,328)	121,217	10
Vesele® Trademark	25,287	(10,998)	14,289	8
Beyond Human® Website and Trade Name	222,062	(82,052)	140,010	5 – 10
Novalere Manufacturing Contract	4,681,000	(1,472,565)	3,208,435	10
Other Beyond Human® Intangible Assets	4,730	(3,743)	987	1 – 3
Total	$6,196,340	$(2,080,716)	$4,115,624

	December 31, 2017
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$417,597	$(124,809)	$292,788	7 – 15
Customer Contracts	611,119	(249,540)	361,579	10
Sensum+® License (from CRI)	234,545	(107,464)	127,081	10
Vesele® Trademark	25,287	(10,208)	15,079	8
Beyond Human® Website and Trade Name	222,062	(72,206)	149,856	5 – 10
Novalere Manufacturing Contract	4,681,000	(1,355,540)	3,325,460	10
Other Beyond Human® Intangible Assets	4,730	(3,474)	1,256	1 – 3
Total	$6,196,340	$(1,923,241)	$4,273,099

Amortization expense for the three months ended March 31, 2018 and 2017 was $157,475 and $157,725, respectively. The following table summarizes the approximate expected future amortization expense as of March 31, 2018 for intangible assets:

Remainder of 2018	$472,000
2019	629,000
2020	629,000
2021	600,000
2022	592,000
2023	558,000
Thereafter	636,000
$4,116,000

Prepaid Expense and Other Current Assets

Prepaid expense and other current assets consist of the following:

	March 31,	December 31,
	2018	2017
Prepaid insurance	$72,584	$109,990
Prepaid inventory	148,679	124,871
Prepaid consulting and other expense	67,211	83,557
Prepaid CRI royalties (see Note 3)	44,662	44,662
Total	$333,136	$363,080

Accounts Payable and Accrued Expense

Accounts payable and accrued expense consist of the following:

	March 31,	December 31,
	2018	2017
Accounts payable	$2,312,746	$2,305,884
Accrued credit card balances	118,747	72,719
Accrued royalties	132,326	132,326
Sales returns and allowances	136,789	52,904
Deferred rent	110,474	-
Accrued other	99,200	43,288
Total	$2,910,282	$2,607,121

NOTE 6 – NOTES PAYABLE AND SHORT-TERM LOANS PAYABLE

Notes Payable

The following table summarizes the outstanding notes payable at March 31, 2018 and December 31, 2017:

	2018	2017
Notes payable:
February 2016 Note Payable	$-	$54,984
September 2017 5% Note Payable	165,000	165,000
October and December 2017 Notes Payable	583,333	1,066,667
December 2017 5% Note Payable	390,000	390,000
January and March 2018 Notes Payable	1,359,896	-
February and March 2018 5% Notes Payable	720,000	-
Total notes payable	3,218,229	1,676,651
Less: Debt discount	(929,353)	(437,355)
Carrying value	2,288,876	1,239,296
Less: Current portion	(2,288,876)	(1,239,296)
Notes payable, net of current portion	$-	$-

The following table summarizes the future minimum payments as of March 31, 2018 for the notes payable:

Remainder of 2018	$2,730,740
2019	487,489
$3,218,229

February 2016 Note Payable

On February 24, 2016, the Company and SBI Investments, LLC, 2014-1 (“SBI”) entered into an agreement in which SBI loaned us gross proceeds of $550,000 pursuant to a purchase agreement, 20% secured promissory note and security agreement (“February 2016 Note Payable”), all dated February 19, 2016 (collectively, the “Finance Agreements”), to purchase substantially all of the assets of Beyond Human®. We began to pay principal and interest on the February 2016 Note Payable on a monthly basis beginning on March 19, 2016 for a period of 24 months and the monthly mandatory principal and interest payment amount thereunder is $28,209. The monthly amount was to be paid by us through a deposit account control agreement with a third-party bank in which SBI was permitted to take the monthly mandatory payment amount from all revenue received by us from the Beyond Human® assets in the transaction.  The maturity date for the February 2016 Note Payable was February 19, 2018 and was repaid in full.

September 2017 5% Note Payable

On September 20, 2017, we entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $150,000 pursuant to a 5% promissory note.  The note has an Original Issue Discount (“OID”) of $15,000 and requires payment of $165,000 in principal upon maturity. The note bears interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on May 20, 2018.

In connection with the note, we issued the investor restricted shares of common stock totaling 895,000 shares.  The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the note.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $70,169. The discount is being amortized to interest expense using the effective interest method over the term of the note.

In April 2018, the Company elected to settle the September 2017 note payable outstanding principal and interest balance in exchange for shares of common stock (see Note 11).

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

In connection with the October and December 2017 Notes Payable, we issued the investors restricted shares of common stock totaling 600,000 shares in December 2017.  The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the October and December 2017 Notes Payable.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $100,000 in October 2017 and $149,712 in December 2017. In connection with the financing, we issued 576,373 restricted shares of common stock in October 2017 and 543,478 restricted shares of common stock in December 2017 to a third-party consultant. The fair value of the restricted shares of common stock issued of $48,761 in October 2017 and $50,000 in December 2017 were recorded as a debt discount to the carrying value of the notes payable. The discount is being amortized to interest expense using the effective interest method over the term of the October and December 2017 Notes Payable.

On March 1, 2018, we entered into a securities exchange agreement with certain of the October and December 2017 Notes Payable holders. In connection with the securities exchange agreement, we issued a total of 2,250,000 shares of common stock in exchange for the settlement of principal due under the October and December 2017 Notes Payable totaling $166,667 (see Note 8).  The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements was determined to be $384,750. Due to the settlement of the principal balance of $166,667 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal balance totaling $218,083 and the unamortized debt discount as of the date of settlement of $37,602 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

December 2017 5% Note Payable

On December 13, 2017, we entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $350,000 pursuant to a 5% promissory note (“December 2017 5% Note Payable”).  The note has an OID of $40,000, bears interest at 5% per annum and requires principal and interest payments of $139,750, $133,250 and $131,625 on June 15, 2018, September 15, 2018 and December 15, 2018, respectively.

In connection with the December 2017 5% Note Payable, we issued the investor restricted shares of common stock totaling 1,000,000 shares in December 2017.  The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the December 2017 5% Note Payable.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $107,807 in December 2017. The discount is being amortized to interest expense using the effective interest method over the term of the December 2017 5% Note Payable.

January and March 2018 Notes Payable

On January 8, 2018, January 30, 2018, March 1, 2018 and March 2, 2018, we entered into a securities purchase agreement with three unrelated third-party investors in which the investors loaned us gross proceeds of $677,500 in January 2018 and $550,000 in December 2017 pursuant to 0% promissory notes (“January and March 2018 Notes Payable”).  The notes have an OID of $269,375 and bear interest at the rate of 0% per annum. The principal amount of $1,496,875 is to be repaid in twelve equal monthly installments. Monthly installments of $68,490 began in February 2018 and are due through January 2019 and monthly installments of $56,250 begin in April 2018 and are due through March 2019. The effective interest rate is 22% per annum for the January and March 2018 Notes Payable.

In connection with the January and March 2018 Notes Payable, we issued the investors restricted shares of common stock totaling 1,282,000 shares.  The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the January and March 2018 Notes Payable.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $226,669 in January 2018 and $187,574 in March 2018. In connection with the financing, we issued 621,317 restricted shares of common stock in January 2018 and 314,737 restricted shares of common stock in March 2018 to a third-party consultant. The fair value of the restricted shares of common stock issued of $67,500 in January 2018 and $55,000 in March 2018 was recorded as a debt discount to the carrying value of the January and March 2018 Notes Payable (see Note 8). The discount is being amortized to interest expense using the effective interest method over the term of the January and March 2018 Notes Payable.

February and March 5% Notes Payable

On February 28, 2018 and March 28, 2018, we entered into a securities purchase agreement with two unrelated third-party investors in which the investors loaned us gross proceeds of $650,000 pursuant to 5% promissory notes (“February and March 2018 5% Notes Payable”). The notes have an OID of $70,000 and require payments of $720,000 in principal. The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on October 28, 2018 for the note issued in February 2018 and in three installments on October 1, 2018, January 1, 2019 and April 1, 2019 for the note issued in March 2018.

In connection with the February and March 2018 5% Notes Payable, we issued the investors restricted shares of common stock totaling 1,485,000 shares (see Note 8).  The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the February and March 2018 5% Notes Payable.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $93,566 in February 2018 and $128,695 in March 2018. The discount is being amortized to interest expense using the effective interest method over the term of the February and March 2018 5% Notes Payable.

Interest Expense

We recognized interest expense on notes payable of $12,484 and $44,605 for the three months ended March 31, 2018 and 2017, respectively.  Amortization of the debt discount to interest expense during the three months ended March 31, 2018 and 2017 totaled $229,404 and $512,874, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

Accrued Compensation – Related Party

Accrued compensation includes accruals for employee wages, vacation pay and target-based bonuses. The components of accrued compensation as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Wages	$1,431,686	$1,431,686
Vacation	367,855	342,284
Bonus	883,813	742,481
Payroll taxes on the above	136,759	133,746
Total	2,820,113	2,650,197
Classified as long-term	(1,531,904)	(1,531,904)
Accrued compensation	$1,288,209	$1,118,293

Accrued employee wages at March 31, 2018 and December 31, 2017 are entirely related to wages owed to our President and Chief Executive Officer. Under the terms of his employment agreement, wages are to be accrued but no payment made for so long as payment of such salary would jeopardize our ability to continue as a going concern. The President and Chief Executive Officer started to receive payment of salary in July 2016. Our President and Chief Executive Officer has agreed to not receive payment on his remaining accrued wages and related payroll tax amounts within the next 12 months and thus the remaining balance is classified as a long-term liability.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuances of Common Stock

In the first quarter of 2018, eleven of our warrant holders exercised their Series B Warrants to purchase shares of common stock totaling 18,925,002 at an exercise price of $0.15 per share. We received net cash proceeds of $2,657,538. The remaining Series B Warrants totaling 6,741,667 expired on March 21, 2018. Per the terms of the engagement letter with H.C. Wainwright & Co. (“HCW”) in connection with the public offering in March 2017 and as a result of the Series B Warrant exercises, we paid HCW $181,213 and issued a warrant to purchase 862,917 shares of common stock at an exercise price of $0.1875 per share (125% of the price of the common stock sold in the public offering in March 2017) which expires on March 21, 2023. The fair value of the warrants issued to HCW totaled $136,729 and was determined using Black-Scholes. The fair value of the warrants was recorded as an offering cost but has no net impact to additional paid-in capital in stockholders’ equity in the accompanying condensed consolidated balance sheet.

On October 10, 2017, we entered into a service agreement with a third party pursuant to which we agreed to issue, over the term of the agreement, 2,000,000 shares of common stock in exchange for services to be rendered. We have terminated this agreement effective January 30, 2018. During the three months ended March 31, 2018, we issued 166,666 shares of restricted common stock under the agreement related to services provided and recognized the fair value of the shares issued of $13,917 in general and administrative expense in the accompanying consolidated statement of operations. The shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of our common stock on the date of vesting.

In January 2018, we issued a total of 89,820 shares of common stock for services and recorded an expense of $7,500 for the three months ended March 31, 2018 which is included in general and administrative expense in the accompanying condensed consolidated statement of operations. The 89,820 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of our common stock on the date of vesting.

During the three months ended March 31, 2018, we issued 2,767,000 shares of restricted common stock to note holders in connection with their notes payable.  The relative fair value of the shares of restricted common stock issued was determined to be $292,129 and was recorded as a debt discount (see Note 6).

In connection with the January and March 2018 Notes, we issued 621,317 restricted shares of common stock in January 2018 and 314,737 restricted shares of common stock in March 2018 to a third-party consultant. The fair value of the restricted shares of common stock issued of $67,500 in January 2018 and $55,000 in March 2018 was recorded as a debt discount to the carrying value of the notes payable during the three months ended March 31, 2018 (see Note 6).

In March 2018, certain October and December 2017 Notes Payable holders elected to exchange $166,667 in principal for 2,250,000 shares of common stock (see Note 6). The fair value of the shares of common stock of $384,750 was based on the market price of our common stock on the date of issuance.

2013 Equity Incentive Plan

We have issued common stock, restricted stock units and stock option awards to employees, non-executive directors and outside consultants under the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by our Board of Directors in February of 2013. The 2013 Plan allows for the issuance of up to 10,000,000 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. As of March 31, 2018, there were no shares available under the 2013 Plan.

2014 Equity Incentive Plan

We have issued common stock, restricted stock units and stock options to employees, non-executive directors and outside consultants under the 2014 Equity Incentive Plan (“2014 Plan”), which was approved by our Board of Directors in November 2014. The 2014 Plan allows for the issuance of up to 20,000,000 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. As of March 31, 2018, 40,063 shares were available under the 2014 Plan.

2016 Equity Incentive Plan

On March 21, 2016, our Board of Directors approved the adoption of the 2016 Equity Incentive Plan and on October 20, 2016 adopted the Amended and Restated 2016 Equity Incentive Plan (“2016 Plan”). The 2016 Plan was then approved by our stockholders in November 2016. The 2016 Plan allows for the issuance of up to 20,000,000 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The 2016 Plan includes an evergreen provision in which the number of shares of common stock authorized for issuance and available for future grants under the 2016 Plan will be increased each January 1 after the effective date of the 2016 Plan by a number of shares of common stock equal to the lesser of: (a) 4% of the number of shares of common stock issued and outstanding on a fully-diluted basis as of the close of business on the immediately preceding December 31, or (b) a number of shares of common stock set by our Board of Directors. In March 2017, our Board of Directors approved an increase of 5,663,199 shares of common stock to the shares authorized under the 2016 Plan in accordance with the evergreen provision in the 2016 Plan. As of March 31, 2018, 18,315,170 shares were available under the 2016 Plan.

Stock Options

For the three months ended March 31, 2018 and 2017, the following weighted average assumptions were utilized for the calculation of the fair value of the stock options granted during the period using Black-Scholes:

	2018	2017
Expected life (in years)	6.4	7.9
Expected volatility	203.6%	217.9%
Average risk-free interest rate	2.86%	2.28%
Dividend yield	0%	0%
Grant date fair value	$0.17	$0.23

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the stock options. Expected life in years is based on the “simplified” method as permitted by ASC Topic 718. We believe that all stock options issued under its stock option plans meet the criteria of “plain vanilla” stock options. We use a term equal to the term of the stock options for all non-employee stock options. The risk-free interest rate is based on average rates for treasury notes as published by the Federal Reserve in which the term of the rates correspond to the expected term of the stock options.

The following table summarizes the number of stock options outstanding and the weighted average exercise price:
	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2017	88,000	$0.17	9.0	$377
Granted	59,000	0.17	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2018	147,000	$0.17	9.2	$1,694

Vested and Expected to Vest at March 31, 2018	147,000	$0.17	9.2	$1,694

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding stock options and the quoted price of our common stock at March 31, 2018.  During the three months ended March 31, 2018 and 2017, we recognized stock-based compensation from stock options of $1,487 and $4,378, respectively. As of March 31, 2018, compensation expense related to unvested options not yet recognized in the condensed consolidated statement of operations was approximately $9,000 and will be recognized over a remaining weighted-average term of 2.9 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2018:

Restricted Stock Units
Outstanding at December 31, 2017	13,191,835
Granted	2,643,712
Exchanged	-
Cancelled	-
Outstanding at March 31, 2018	15,835,547

Vested at March 31, 2018	10,799,088

The vested restricted stock units at March 31, 2018 have not settled and are not showing as issued and outstanding shares of ours but are considered outstanding for earnings per share calculations. Settlement of these vested restricted stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of us, or (iii) 10 years from date of issuance. Settlement of vested restricted stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the board of directors and is subject to certain criteria having been fulfilled by the recipient.

We calculate the fair value of the restricted stock units based upon the quoted market value of the common stock at the date of grant. The grant date fair value of restricted stock units issued during the three months ended March 31, 2018 was $459,500. For the three months ended March 31, 2018 and 2017, we recognized $92,555 and $220,794, respectively, of stock-based compensation expense for the vested units. As of March 31, 2018, compensation expense related to unvested shares not yet recognized in the condensed consolidated statement of operations was approximately $885,000 and will be recognized over a remaining weighted-average term of 2.3 years.

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

In connection with the convertible debentures in 2015, we issued warrants with an exercise price of $0.30 per share and expiration in 2020 to investors and placement agents. Warrants to purchase 774,533 shares of common stock remain outstanding as of March 31, 2018.

In connection with the convertible debentures in 2016, we issued warrants to the investors and placement agents with an exercise price of $0.40 per share and expire in 2021. Warrants to purchase 4,220,000 shares of common stock remain outstanding as of March 31, 2018.

In connection with the public equity offering in March 2017, we issued Series A Warrants to purchase 25,666,669 shares of common stock at $0.15 per share and Series B Warrants to purchase 25,666,669 shares of common stock at $0.15 per share. The Series A Warrants expire in 2022. In the first quarter of 2018, certain investors elected to exercise 18,925,002 Series B Warrants and the remaining Series B Warrants expired in March 2018. We also issued warrants to purchase 1,283,333 shares of common stock to our placement agent with an exercise price of $0.1875 per share and expire in 2022, as well as in March 2018 we issued our placement agent warrants to purchase 862,917 shares of common stock with an exercise price of $0.1875 per share and expire in 2023 in connection with the Series B Warrants exercised.

For the three months ended March 31, 2018, the following weighted average assumptions were utilized for the calculation of the fair value of the warrants issued during the period using Black-Scholes:

2018
Expected life (in years)	5.0
Expected volatility	183.8%
Average risk-free interest rate	2.69%
Dividend yield	0%

At March 31, 2018, there are 33,779,973 fully vested warrants outstanding. The weighted average exercise price of outstanding warrants at March 31, 2018 is $0.19 per share, the weighted average remaining contractual term is 3.8 years and the aggregate intrinsic value of the outstanding warrants is $30,055.

Net Loss per Share

Restricted stock units that are vested but which the issuance and delivery of the shares are deferred until the employee or director resigns are included in the basic and diluted net loss per share calculations.

The weighted average shares of common stock outstanding used in the basic and diluted net loss per share calculation for the three months ended March 31, 2018 and 2017 was 176,299,261 and 126,327,687, respectively.

The weighted average restricted stock units vested but which issuance of the common stock is deferred until there is a change in control, a specified date in the agreement or the employee or director resigns which were used in the basic and diluted net loss per share calculation for the three months ended March 31, 2018 and 2017 was 10,634,361 and 8,771,486, respectively.

The total weighted average shares outstanding used in the basic and diluted net loss per share calculation for the three months ended March 31, 2018 and 2017 was 186,933,622 and 135,099,173, respectively.

The following table shows the anti-dilutive shares excluded from the calculation of basic and diluted net loss per common share as of March 31, 2018 and 2017:
	As of March 31,
	2018	2017
Gross number of shares excluded:
Restricted stock units – unvested	5,036,459	5,750,000
Stock options	147,000	216,500
Warrants	33,779,973	58,583,725
Total	38,963,432	64,550,225

The above table does not include the ANDA Consideration Shares related to the Novalere acquisition totaling 138,859 at March 31, 2018 and 2017 as they are considered contingently issuable (see Note 4).

NOTE 9 – DERIVATIVE LIABILITIES

Prior to the adoption of ASU 2017-11 (see Note 1), the warrants issued in connection with the January 2015 non-convertible debenture to a former executive were measured at fair value and classified as a liability because these warrants contain anti-dilution protection and therefore, could not be considered indexed to our own stock which was a requirement for the scope exception as outlined previously under FASB ASC 815. The estimated fair value of the warrants was determined using the Probability Weighted Black-Scholes Model. The fair value was affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. Upon the adoption of ASU 2017-11, we no longer classify the fair value of these warrants as a liability.

The derivative liabilities were a Level 3 fair value measure in the fair value hierarchy. The following table presents the activity for the Level 3 warrant derivative liabilities measured at fair value on a recurring basis for the three months ended March 31, 2018:

 Fair Value Measurements Using Level 3 Inputs

Warrant derivative liabilities:
Beginning balance December 31, 2017	$58,609
Cumulative adjustment from liabilities to accumulated deficit for the fair value of the warrant derivative liability upon adoption of ASU 2017-11 on January 1, 2018	(58,609)
Change in fair value	-
Ending balance March 31, 2018	$-

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – SUBSEQUENT EVENTS

On April 9, 2018, we entered into a securities exchange agreement with the September 2017 Note Payable holder. In connection with the securities exchange agreement, we issued a total of 1,474,287 shares of common stock in exchange for the settlement of principal and interest due under the September 2017 Note Payable totaling $169,543.  The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreement. Due to the settlement of the principal and interest balance of $169,543 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal and interest balance totaling approximately $27,000 was recorded as a loss on debt extinguishment.

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

Innovus Pharmaceuticals, Inc., together with its subsidiaries, are collectively referred to as “Innovus”, the “Company”, “us”, “we”, or “our”. The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018, as well as the consolidated financial statements and related notes contained therein.

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

Our business model leverages our ability to (a) develop and build our current pipeline of proprietary products, and (b) to also acquire outright or in-license commercial products that are supported by scientific and/or clinical evidence, place them through our existing supply chain, retail and on-line (including our Amazon®, eBay®, Wish.com, Sears.com, Walmart.com®, and Walgreens.com on-line stores and other e-commerce business platforms) channels to tap new markets and drive demand for such products and to establish physician relationships. We currently have 29 products marketed in the United States with 12 of those being marketed and sold in multiple countries around the world through some of our 18 international commercial partners. We currently expect to launch an additional seven to ten products in the U.S. in 2018 and we currently have approvals to launch certain of our already marketed products in at least six additional countries.

Our Strategy

Our corporate strategy focuses on two primary objectives:

1.
Developing a diversified product portfolio of exclusive, unique and patented non-prescription OTC and branded ANDA drugs, devices, consumer health products, and clinical supplements through: (a) the introduction of line extensions and reformulations of either our or third-party currently marketed products; (b) the development of new proprietary OTC products, supplements and devices; and (c) the acquisition of products or obtaining exclusive licensing rights to market such products; and

2.
Building an innovative, U.S. and global sales and marketing model through direct to consumer approaches such as our proprietary Beyond Human™ sales and marketing platform, the addition of new online platforms such as Amazon®, eBay®, Wish.com, Sears.com, Walmart.com® and Walgreens.com and commercial partnerships with established international complimentary partners that: (a) generates revenue, and (b) requires a lower cost structure compared to traditional pharmaceutical companies, thereby increasing our gross margins.

Our Products

We currently market and sell 29 products in the U.S. and 12 in multiple countries around the world through our 18 international commercial partners:

1.
Vesele® for promoting sexual health (U.S. and U.K.);
2.
Zestra® for female arousal (U.S., U.K., Denmark, Belgium, France, Malaysia, India, Monaco, Canada, Morocco, the UAE, Hong Kong, South Africa and South Korea);
3.
Zestra Glide® (U.S, Canada and the MENA countries);
4.
UriVarx® for overactive bladder and urinary incontinence;
5.
Sensum+® to alleviate reduced penile sensitivity (U.S., U.K. and Morocco);
6.
ProstaGorx® for prostate support;
7.
AllerVarx® for allergy relief;
8.
Apeaz® for pain relief;
9.
ArthriVarx® for joint pain;
10
EjectDelay® indicated for the treatment of premature ejaculation (U.S. and Canada);
11.
RecalMax™ for brain health;
12.
Androferti® (U.S. and Canada) for the support of overall male reproductive health and sperm quality;
13.
PEVarx® to support peak sexual performance and stamina ;
14.
Beyond Human® Testosterone Booster;
15.
Beyond Human® Ketones;
16.
Beyond Human® Krill Oil;
17.
Beyond Human® Omega 3 Fish Oil;
18.
Beyond Human® Eagle Vision Formula;
19.
Beyond Human® Blood Sugar;
20.
Beyond Human® Colon Cleanse;
21.
Beyond Human® Green Coffee Extract;
22.
Beyond Human® Growth Agent;
23.
FlutiCare® for nasal allergy symptom relief;
24.
Xyralid® a hemorrhoid cream;
25.
Can-C® Eye Drops;
26.
Can-C® Supplement, an eye care anti-oxidant supplement;
27.
MZS™ Sleep Aid, a sleep aid supplement;
28.
Diabasens™, a cream to increase blood flow in the diabetic foot; and
29.
UriVarx™ UTI Urine Test Strips.

In addition, we currently expect to launch in the U.S. the following products in 2018, subject to the applicable regulatory approvals, if required:

1.
Xyralid® Suppositories are designed to be rectal suppositories for the relief of hemorrhoids (second quarter of 2018);
2.
Vesele ™ Nitric Oxide Strips for measurement of nitric oxide levels (second quarter of 2018);
3.
RecalMax™ Nitric Oxide Strips for measurement of nitric oxide levels (second quarter of 2018);
4.
GlucoGorx™ Supplement, Glucometer, Lancing Device and GlucoGorx™ Strips. GlucoGorx™ is a supplement designed to help diabetics and others control their levels of blood sugar. The Glucometer, Lancing Device and GlucoGorx™ Strips are part of an FDA approved kit that we will co-market with GlucoGorx™ (second half of 2018);
5.
Musclin™ for muscle growth (second half of 2018); and
6.
Regenerum™ for muscle wasting or cachexia (2019).

Sales and Marketing Strategy U.S. and Internationally

Our sales and marketing strategy is based on (a) the use of direct to consumer advertisements in print and online media through our proprietary Beyond Human™ sales and marketing platform acquired in March 2016, which in addition to the print and direct mail includes extensive on-line media channels through our Amazon®, eBay®, Wish.com, Sears.com, Walgreens.com and Walmart.com® sites, over 170 websites and over 2.5 million subscribers, (b) working with direct retail and wholesale commercial channel partners in the U.S. and also directly marketing the products ourselves to physicians, urologists, gynecologists and therapists and to other healthcare providers, and (c) working with exclusive commercial partners outside of the U.S. that would be responsible for sales and marketing in those territories. We have now fully integrated most of our existing line of products such as Vesele®, Sensum+®, UriVarx®, Zestra®, RecalMax™, Xyralid®, FlutiCare®, Apeaz® and other products into the Beyond Human™ sales and marketing platform. We plan to integrate other products upon their commercial launches in 2018. We also market and distribute our products in the U.S. through retailers, wholesalers and other online channels. Our strategy outside the U.S. is to partner with companies who can effectively market and sell our products in their countries through their direct marketing and sales teams. The strategy of using our partners to commercialize our products is designed to limit our expenses and fix our cost structure, enabling us to increase our reach while minimizing our incremental spending.

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

Results of Operations for the Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	$ Increase (Decrease)	% Increase (Decrease)
NET REVENUE:
Product sales, net	$4,542,026	$2,177,290	$2,364,736	108.6%
License revenue	2,578	-	2,578	100.0%
Net revenue	4,544,604	2,177,290	2,367,314	108.7%

OPERATING EXPENSE:
Cost of product sales	864,095	440,476	423,619	96.2%
Research and development	11,287	3,183	8,104	254.6%
Sales and marketing	3,301,784	1,687,351	1,614,433	95.7%
General and administrative	1,696,021	1,704,663	(8,642)	(0.5)%
Total operating expense	5,873,187	3,835,673	2,037,514	53.1%
LOSS FROM OPERATIONS	(1,328,583)	(1,658,383)	(329,800)	(19.9)%
OTHER INCOME (EXPENSE):
Interest expense	(241,888)	(557,479)	(315,591)	56.6%
Loss on extinguishment of debt	(255,685)	(304,828)	(49,143)	16.1%
Other income (expense), net	109	(616)	(725)	117.7%
Fair value adjustment for contingent consideration	(2,845)	27,175	(30,020)	(110.5)%
Change in fair value of derivative liabilities	-	(51,656)	(51,656)	100.0%
Total other expense, net	(500,309)	(887,404)	(387,095)	43.6%
NET LOSS	$(1,828,892)	$(2,545,787)	(716,895)	28.2%

Net Revenue

We recognized net revenue of approximately $4.5 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively. The increase in net revenue in 2018 was primarily the result of an increase in our UriVarx® product sales as well as the launch of Diabasens™ in the first quarter of 2018 and ProstaGorx® and Apeaz® with ArthriVarx® in mid-2017. During the three months ended March 31, 2018, net revenue from product sales of UriVarx® totaled approximately $2.1 million compared to $527,000 in 2017. Included in the UriVarx® net revenue from product sales during the three months ended March 31, 2018 was approximately $311,000 from the sale of products under our license agreement with Acerus Pharmaceutical Corporation entered into in January 2018. We launched Diabasens™ in mid-February 2018 and recognized approximately $445,000 in net revenue during the three months ended March 31, 2018. The remaining new product launches in mid-2017 such as ProstaGorx® and Apeaz® with ArthriVarx® generated net revenue of approximately $895,000 during the three months ended March 31, 2018. In March 2018 and 2017, we shipped orders under our South Korea license and distribution agreement resulting in net revenue of $82,300 and $60,000, respectively, during the three months ended March 31, 2018 and 2017. Due to the recent license and distribution agreements entered into in 2017 and 2018, we expect this will lead to an increase in product sales of UriVarx®, ProstaGorx®, Zestra® and Zestra Glide® through our Ex-U.S. sales channel in 2018.

Cost of Product Sales

We recognized cost of product sales of approximately $864,000 and $440,000 for the three months ended March 31, 2018 and 2017, respectively. The cost of product sales includes the cost of inventory, shipping and warehouse costs, royalties and salaries and benefits for our warehouse employees. The increase in cost of product sales is a result of higher shipping costs due to an increase in the number of units shipped.  The increase in the gross margin to 81.0% in 2018 compared to 79.8% in 2017 is due to the higher margins earned on the increased volume of our product sales through the Beyond Human™ sales and marketing platform, as well as the efforts in the first quarter of 2018 to bring our fulfillment and shipping process in-house to our facility in San Diego.

Research and Development

We recognized research and development expense of approximately $11,000 and $3,000 for the three months ended March 31, 2018 and 2017, respectively. The research and development expense includes costs for stability testing and other development related costs for our products.

Sales and Marketing

We recognized sales and marketing expense of approximately $3.3 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively. Sales and marketing expense consists primarily of print advertisements and sales and marketing support. The increase in sales and marketing expense during the three months ended March 31, 2018 when compared to the same period in 2017 is due to the increase in the number of products integrated into the Beyond Human™ sales and marketing platform, as well as the costs of our third-party customer service call center due to the higher volume of sales orders received as a result of the Beyond Human® asset acquisition. Also, initial product launches require larger advertising spends in an effort to increase brand awareness. Total direct advertising costs for the three months ended March 31, 2018 was $2.5 million compared to $1.4 million in 2017.

General and Administrative

We recognized general and administrative expense of approximately $1.7 million for each of the three months ended March 31, 2018 and 2017, respectively. General and administrative expense consists primarily of investor relation expense, legal, accounting, public reporting costs and other infrastructure expense related to the launch of our products. Additionally, our general and administrative expense includes professional fees, insurance premiums and general corporate expense.

Other Income and Expense

We recognized interest expense of approximately $242,000 and $557,000 for the three months ended March 31, 2018 and 2017, respectively. Interest expense primarily includes interest related to our debt and amortization of debt discounts (see Note 6 to the accompanying condensed consolidated financial statements). Due to the shares, warrants and cash discounts provided to our lenders, the effective interest rate is significantly higher than the coupon rate. The decrease in interest expense during the three months ended March 31, 2018 is due to the larger amount of debt discount amortization in 2017 compared to 2018 as a result of the convertible debt and note payable financings completed in 2016.

We recognized a loss on extinguishment of debt of approximately $256,000 and $305,000 during the three months ended March 31, 2018 and 2017, respectively. The loss on debt extinguishment in 2018 was the result of the securities exchange agreement entered into with a certain note payable holder in March 2018. In exchange for the issuance of 2,250,000 shares of common stock with a fair value of approximately $385,000, we settled the principal balance totaling $166,667 with the noteholder. The remaining loss on debt extinguishment was the write off of the remaining unamortized debt discount as of the date of settlement. The loss on debt extinguishment in 2017 was due to a settlement of notes payable as well as the required prepayment of the 2016 convertible notes from the cash proceeds received through the public equity offering in March 2017.

We recognized a loss from the fair value adjustment for contingent consideration of approximately $3,000 for the three months ended March 31, 2018 compared to a gain of $27,000 for the three months ended March 31, 2017. Fair value adjustment for contingent consideration consists primarily of the change in the fair value of the contingent ANDA shares of common stock issuable to individual members of Novalere Holdings, LLC in connection with our acquisition in 2015 and the royalty contingent consideration to Semprae (see Note 4 to the accompanying consolidated financial statements).

We recognized a loss from the change in fair value of derivative liabilities of approximately $52,000 for the three months ended March 31, 2017. Change in fair value of derivative liabilities primarily includes the change in the fair value of the warrants and embedded conversion features classified as derivative liabilities. The loss on change in fair value of derivative liabilities during the three months ended March 31, 2017 is primarily due to the increase in our stock price from December 31, 2016 through the date of conversion of certain of the convertible debentures in 2017, which resulted in the fair value of the embedded conversion features at the conversion date to be higher than the fair value at December 31, 2016. There was no change in fair value during the three months ended March 31, 2018 as we adopted Accounting Standards Update (“ASU”) 207-11 which resulted in our warrants derivative liability being reclassified to equity as of the date of adoption on January 1, 2018 (see Note 1 to the accompanying condensed consolidated financial statements).

Net Loss

Net loss for the three months ended March 31, 2018 was approximately $(1.8 million) or $(0.01) basic and diluted net loss per share compared to a net loss for the same period in 2017 of $(2.5 million) or $(0.02) basic and diluted net loss per share.

Liquidity and Capital Resources

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments. Combined with revenue, these funds have provided us with the capital to operate our business, to sell and support our products, attract and retain key personnel, and add new products to our portfolio. To date, we have experienced net losses each year since our inception. As of March 31, 2018, we had an accumulated deficit of $37.4 million and working capital of $0.4 million.

As of March 31, 2018, we had approximately $4.9 million in cash. Although no assurances can be given, we currently plan to raise additional capital through the sale of equity or debt securities. We expect, however, that our existing capital resources, revenue from sales of our products and upcoming new product launches and sales milestone payments from the commercial partners signed for our products, and equity instruments available to pay certain vendors and consultants, will be sufficient to allow us to continue our operations, commence the product development process and launch selected products through at least the next 12 months. In addition, our CEO, who is also a significant shareholder, has deferred the remaining payment of his salary earned through June 30, 2016 totaling $1.5 million for at least the next 12 months.

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

The Company’s principle debt instruments include the following:

October and December 2017 Notes Payable

On October 17, 2017, October 20, 2017 and December 4, 2017, we entered into a securities purchase agreement with two unrelated third-party investors in which the investors loaned us gross proceeds of $500,000 in October 2017 and $500,000 in December 2017 pursuant to 0% promissory notes.  The notes have an OID of $200,000 and require nine payments of $66,667 in principal per month through July 2018 and twelve payments of $50,000 in principal per month through December 2018. The notes bear no interest per annum. In connection with the notes, we issued the investors restricted shares of common stock totaling 600,000 in December 2017. In March 2018, we entered into a securities exchange agreement with one of the note holders. In connection with the securities exchange agreement, we issued a total of 2,250,000 shares of common stock in exchange for the settlement of principal due under the note payable totaling $166,667. The remaining principal balance under these notes as of March 31, 2018 is $583,333.

On December 13, 2017, we entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $350,000 pursuant to a 5% promissory note. The note has an OID of $40,000, bears interest at 5% per annum and requires principal and interest payments of $139,750, $133,250 and $131,625 on June 15, 2018, September 15, 2018 and December 15, 2018, respectively. In connection with the note, we issued the investor restricted shares of common stock totaling 1,000,000 in December 2017. The remaining principal balance under this note is $390,000 at March 31, 2018.

2018 Notes Payable

In the first quarter of 2018, we entered into a securities purchase agreement with three unrelated third-party investors in which the investors loaned us gross proceeds of $1,227,500. The promissory notes have an OID of $269,375 and bear interest at the rate of 0% per annum. The principal amount of $1,496,875 is to be repaid in twelve equal monthly installments. Monthly installments of $68,490 began in February 2018 and are due through January 2019 and monthly installments of $56,250 begin in April 2018 and are due through March 2019. In connection with the promissory notes, we issued 1,282,000 restricted shares of common stock to the investors. The remaining principal balance under these notes is $1,359,896 at March 31, 2018.

In February and March 2018, we entered into securities purchase agreements with two unrelated third-party investors in which the investors loaned us gross proceeds of $650,000 pursuant to 5% promissory notes. The notes have an OID of $70,000 and require payment of $720,000 in principal. The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on October 28, 2018 for the note issued in February 2018 and in three installments on October 1, 2018, January 1, 2019 and April 1, 2019 for the note issued in March 2018. In connection with the notes, we issued the investors restricted shares of common stock totaling 1,485,000. The remaining principal balance under these notes is $720,000 at March 31, 2018.

Net Cash Flows
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net cash used in operating activities	$(663,138)	$(495,635)
Net cash used in investing activities	(147,922)	(2,256)
Net cash provided by financing activities	4,169,997	2,043,310
Net change in cash	3,358,937	1,545,419
Cash at beginning of period	1,564,859	829,933
Cash at end of period	$4,923,796	$2,375,352

Operating Activities

For the three months ended March 31, 2018, cash used in operating activities was approximately $0.7 million, consisting primarily of the net loss for the period of approximately $1.8 million, which was primarily offset by non-cash common stock, restricted stock units and stock options issued for services and compensation of approximately $115,000, amortization of debt discount of $229,000, loss on debt extinguishment of $256,000, and amortization of intangible assets of $157,000. Additionally, working capital changes consisted of cash increases of approximately $0.4 million related to a decrease in prepaid expense and other current assets of approximately $30,000, a decrease in inventories of $77,000, $170,000 related to an increase in accrued compensation, an increase related to deferred revenue and customer deposits of $118,000 and $122,000 related to an increase in accounts payable and accrued expense. The increase in net cash used in operating activities from 2017 was mainly due to expanding our operations, including hiring additional personnel, commercialization and marketing activities related to our newly launched products in 2018 and 2017 and payment in the first quarter of 2018 for the purchase of our initial batch of FlutiCare®.

Investing Activities

For the three months ended March 31, 2018, cash used in investing activities was approximately $148,000 which consisted of the purchase of property and equipment for our new corporate office location compared to approximately $2,000 for 2017.

Financing Activities

For the three months ended March 31, 2018, cash provided by financing activities was approximately $4.2 million, consisting primarily of the net proceeds from the exercise of Series B Warrants of $2.8 million and notes payable of $1.9 million, offset by the repayment of notes payable and short-term loans payable of $541,000. Cash provided by financing activities in 2017 was primarily related to the net proceeds from the public equity offering in March 2017 of $3.3 million and notes payable of $150,000, offset by the repayment of convertible debentures of approximately $1.2 million, notes payable of $68,000, and the prepayment penalty on the repayment of the convertible debentures of $0.1 million.

Critical Accounting Policies and Estimates

On January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. This ASU requires that when determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. As a result of the adoption of this ASU, we recorded a cumulative-effect adjustment to the consolidated statement of financial position as of January 1, 2018 of $58,609 for the warrants previously classified as a derivative liability due to a down round provision included in the terms of the warrant agreement. Therefore, the cumulative-effect adjustment was recorded as a reduction in accumulated deficit and derivative liabilities in the accompanying condensed consolidated balance sheet as of January 1, 2018.  The adoption of this ASU did not have an impact on our condensed consolidated results of operations.

On January 1, 2018, we adopted FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our condensed consolidated statements of operations, balance sheet, and cash flows as of and for the three months ended March 31, 2018.

Our principal activities from which we generate our revenue are product sales. We have one reportable segment of business.

Revenue is measured based on consideration specified in a contract with a customer. A contract with a customer exists when we enter into an enforceable contract with a customer. The contract is based on either the acceptance of standard terms and conditions on the websites for e-commerce customers and via telephone with our third-party call center for our print media and direct mail customers, or the execution of terms and conditions contracts with retailers and wholesalers. These contracts define each party's rights, payment terms and other contractual terms and conditions of the sale. Consideration is typically paid prior to shipment via credit card when our products are sold direct to consumers or approximately 30 days from the time control is transferred when sold to wholesalers, distributors and retailers. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience and, in some circumstances, published credit and financial information pertaining to the customer.

A performance obligation is a promise in a contract to transfer a distinct product to the customer, which for us is transfer of over-the-counter drug and consumer care products to our customers. Performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. We have concluded the sale of bottled finished goods and related shipping and handling are accounted for as the single performance obligation.

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates.

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales.

We enter into exclusive distributor and license agreements that are within the scope of ASC Topic 606. The license agreements we enter into normally generate three separate components of revenue: 1) an initial nonrefundable payment due on signing or when certain specific conditions are met; 2) royalties that are earned on an ongoing basis as sales are made or a pre-agreed transfer price and 3) sales-based milestone payments that are earned when cumulative sales reach certain levels. Revenue from the initial nonrefundable payments or licensing fee is recognized when all required conditions are met. If the consideration for the initial license fee is for the right to sell the licensed product in the respective territory with no other required conditions to be met, such type of nonrefundable license fee arrangement for the right to sell the licensed product in the territory is recognized ratably over the term of the license agreement. For arrangements with licenses that include sales-based royalties, including sales-based milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied. The achievement of the sales-based milestone underlying the payment to be received predominantly relates to the licensee’s performance of future commercial activities.

For the three months ended March 31, 2018, there were no other material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31 2017.

Off- Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2018, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including chief executive officer and vice president, finance, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. There have been no material changes to the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

For the three months ended March 31, 2018, we issued 256,486 shares of our common stock valued at $21,417 in exchange for services under existing consulting and service agreements with third parties.

For the three months ended March 31, 2018, a certain note payable holder elected to exchange $166,667 in principal into 2,250,000 shares of common stock.

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

In connection with the notes payable, we issued 621,317 restricted shares of common stock in January 2018 and 314,737 restricted shares of common stock in March 2018 to a third-party consultant. The fair value of the restricted shares of common stock issued in January 2018 was $67,500 and $55,000 in March 2018.

Per the terms of the engagement letter with H.C. Wainwright & Co. (“HCW”) in connection with the public offering in March 2017 and as a result of the Series B Warrant exercises in the first quarter of 2018, we issued a warrant to purchase 862,917 shares of common stock at an exercise price of $0.1875 per share (125% of the price of the common stock sold in the public offering in March 2017) which expires on March 21, 2023 to HCW. The fair value of the warrants issued to HCW totaled $136,729.

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

Innovus Pharmaceuticals, Inc.
(Registrant)

Date: May 14, 2018	/s/ Bassam Damaj
Bassam Damaj, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ryan Selhorn
Ryan Selhorn, CPA Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1
Employment Agreement, dated April 27, 2018 by and between Innovus Pharmaceuticals, Inc. and Ryan Selhorn (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 19, 2018)

31.1*
Certification of Bassam Damaj, Ph.D., principal executive officer, pursuant to Rule 13-a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Ryan Selhorn, CPA, principal financial officer, pursuant to Rule 13-a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of Bassam Damaj, Ph.D., principal executive officer, and Ryan Selhorn, CPA, principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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