Form 10-Q
period 2018-06-30
INNOVUS PHARMACEUTICALS, INC.
filed 2018-08-14
CIK 1411879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2018
or
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

As of August 9, 2018, the registrant had 207,169,412 shares of common stock outstanding.

-i-

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)

Assets:
Cash	$1,614,495	$1,564,859
Accounts receivable, net	287,350	68,259
Prepaid expense and other current assets	693,930	363,080
Inventories	2,229,183	1,725,698
Total current assets	4,824,958	3,721,896

Property and equipment, net	178,669	62,454

Deposits	20,881	20,881
Goodwill	952,576	952,576
Intangible assets, net	3,958,151	4,273,099
Total assets	$9,935,235	$9,030,906

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expense	$3,262,213	$2,607,121
Accrued compensation	745,895	1,118,293
Deferred revenue and customer deposits	97,950	24,690
Accrued interest payable	22,168	3,648
Derivative liabilities – warrants	-	58,609
Contingent consideration	19,297	28,573
Short-term loan payable	132,197	65,399
Notes payable, net of debt discount of $612,615 and $437,355, respectively	1,816,396	1,239,296
Total current liabilities	6,096,116	5,145,629

Accrued compensation – less current portion	1,227,554	1,531,904
Contingent consideration – less current portion	1,440,906	1,450,430
Total non-current liabilities	2,668,460	2,982,334

Total liabilities	8,764,576	8,127,963

Commitments and contingencies

Stockholders’ equity:
Preferred stock: 7,500,000 shares authorized, at $0.001 par value, no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Common stock: 292,500,000 shares authorized, at $0.001 par value, 194,759,641 and 167,420,605 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	194,759	167,421
Additional paid-in capital	40,226,248	36,375,359
Accumulated deficit	(39,250,348)	(35,639,837)
Total stockholders' equity	1,170,659	902,943

Total liabilities and stockholders’ equity	$9,935,235	$9,030,906

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue:
Product sales, net	$6,970,312	$2,031,157	$11,512,338	$4,208,447
License revenue	2,577	7,500	5,155	7,500
Service revenue	155,648	-	155,648	-
Cooperative marketing revenue	183,636	-	183,636	-
Net revenue	7,312,173	2,038,657	11,856,777	4,215,947

Operating expense:
Cost of product sales	1,338,950	408,579	2,203,045	849,055
Research and development	22,605	15,063	33,892	18,246
Sales and marketing	5,528,886	1,555,736	8,830,670	3,243,087
General and administrative	1,919,301	1,185,435	3,615,322	2,889,098
Total operating expense	8,809,742	3,164,813	14,682,929	6,999,486

Loss from operations	(1,497,569)	(1,126,156)	(2,826,152)	(2,783,539)

Other income (expense):
Interest expense	(325,982)	(110,130)	(567,870)	(667,609)
Loss on extinguishment of debt	(38,587)	-	(294,272)	(304,828)
Other income (expense), net	266	(206)	375	(822)
Fair value adjustment for contingent consideration	21,644	98,979	18,799	126,154
Change in fair value of derivative liabilities	-	3,463	-	(48,193)
Total other expense, net	(342,659)	(7,894)	(842,968)	(895,298)

Net loss	$(1,840,228)	$(1,134,050)	$(3,669,120)	$(3,679,837)

Net loss per share of common stock – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares of common stock outstanding – basic and diluted	205,106,912	159,997,395	196,070,469	147,617,064

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(3,669,120)	$(3,679,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	18,617	5,420
(Recovery of) Allowance for doubtful accounts	(179)	4,276
Common stock, restricted stock units and stock options issued to employees, board of directors and consultants for compensation and services	225,230	742,301
Loss on extinguishment of debt	294,272	304,828
Change in fair value of contingent consideration	(18,800)	(126,154)
Change in fair value of derivative liabilities	-	48,193
Amortization of debt discount	534,092	601,348
Amortization of intangible assets	314,948	315,198
Changes in operating assets and liabilities, net of acquisition amounts
Accounts receivable	(218,912)	8,151
Prepaid expense and other current assets	(330,850)	88,452
Inventories	(503,485)	13,401
Accounts payable and accrued expense	473,879	406,501
Accrued compensation	(676,748)	276,946
Accrued interest payable	23,063	(14,085)
Deferred revenue and customer deposits	73,260	35,769
Net cash used in operating activities	(3,460,733)	(969,292)

Cash flows used in investing activities:
Purchase of property and equipment	(134,832)	(8,048)
	(134,832)	(8,048)

Cash flows from financing activities:
Payments on short-term loans payable	(58,202)	-
Proceeds from short-term loans payable	125,000
Proceeds from notes payable	1,872,500	150,000
Payments on notes payable	(1,132,848)	(138,958)
Proceeds from warrant and stock option exercises	2,838,751	2,894
Proceeds from sale of common stock and warrants, net of offering costs	-	3,307,773
Payments on convertible debentures	-	(1,222,422)
Prepayment penalty on extinguishment of convertible debentures	-	(127,247)
Net cash provided by (used in) financing activities	3,645,201	(1,972,040)

Net change in cash	49,636	994,700

Cash at beginning of period	1,564,859	829,933

Cash at end of period	$1,614,495	$1,824,633
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$5,600
Cash paid for interest	$2,157	$80,344

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures and accrued interest	$331,667	$350,610
Reclassification of the fair value of the embedded conversion features from derivativeliability to additional paid-in capital upon conversion	$-	$203,630
Relative fair value of common stock issued in connection with notes payablerecorded as debt discount	$292,129	$44,217
Fair value of non-forfeitable common stock issued to consultant included in accounts payable and accrued expense	$-	$360,000
Offering costs in connection with warrant exercises included in accounts payable and accrued expenses	$181,213	$-
Cumulative adjustment to accumulated deficit for the fair value of the warrant derivative liability upon adoption of ASU 2017-11 on January 1, 2018	$58,609	$-
Issuance of shares of common stock for vested restricted stock units	$-	$92
Fair value of common stock issued for prepayment of future royalties due under the CRI License Agreement included in prepaid expense and other current assets	$-	$44,662
Fair value of common stock issued as financing fees in connection with notes payable recorded as debt discount	$122,500	$-

See accompanying notes to these condensed consolidated financial statements.

 INNOVUS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
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

We generate revenue from 31 commercial products in the United States, including 12 of these commercial products in multiple countries around the world through our 16 international commercial partners. While we generate revenue from the sale of our commercial products, most revenue is currently generated by UriVarx®, Apeaz®, Vesele®, Diabasens™, Sensum+®, ProstaGorx®, Zestra®, Zestra® Glide, RecalMax™, FlutiCare®, AllerVarx®, ArthriVarx®, Xyralid®, PEVarx®, and Beyond Human® Testosterone Booster and related products.

Pipeline Products

GlucoGorx™ Supplement, Glucometer, Lancing Device and GlucoGorx™ Strips. GlucoGorx™ is a supplement made of a combination of herbs and nutrients designed to balance and maintain healthy blood sugar levels. The Glucometer, Lancing Device and GlucoGorx™ Strips are part of a recent FDA cleared kit that is co-marketed with GlucoGorx™ to provide customers with the ability to utilize the supplement’s benefits and to test their blood sugar levels in their own homes in a quick and efficient manner. We currently expect to launch this product and the kit in the second half of 2018.

Musclin™. Musclin™ is a proprietary supplement made of an FDA Generally Recognized As Safe (“GRAS”) approved ingredient designed to increase muscle mass, endurance and activity. The main ingredient in Musclin™ is a patent-pending natural activator of the transient receptor potential cation channel, subfamily V, member 3 (TRPV3) channels on muscle fibers responsible to increase width of myotubules in fibers resulting in larger muscles and higher endurance. We currently expect to launch this product in the second half of 2018.

Regenerum™. Regenerum™ is a proprietary product containing two natural molecules, one is an activator of the TRPV3 channels resulting in the increase of muscle fiber width and the second targets a different unknown receptor to build the muscle's capacity for energy production and increase in physical endurance, allowing an added benefit to increase muscle mass and potentially decrease muscle wasting. Regenerum™ is being developed for patients suffering from muscle wasting or cachexia. We currently expect to launch this product in 2019 pending successful clinical trials in patients with muscle wasting or cachexia.

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries: FasTrack Pharmaceuticals, Inc., Semprae Laboratories, Inc. (“Semprae”) and Novalere, Inc. (“Novalere”). All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the period ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

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

Liquidity

Our operations have been financed primarily through proceeds from convertible debentures and notes payable, sales of our common stock and revenue generated from our products domestically and internationally by our partners. These funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel and add new products to our portfolio. We have experienced net losses and negative cash flows from operations each year since our inception.  As of June 30, 2018, we had an accumulated deficit of $39,250,348 and a working capital deficit of $1,271,158.

During the six months ended June 30, 2018, we received net cash proceeds of $2.7 million from the exercise of warrants (see Note 8). Additionally, during the period we raised $1,872,500 in gross proceeds from the issuance of notes payable to six investors (see Note 6). We have also issued equity securities in certain circumstances to pay for services from vendors and consultants.

As of June 30, 2018, we had $1,614,495 and as of August 9, 2018 we had $1,902,307 in cash. During the six months ended June 30, 2018, we had net cash used in operating activities of $3.5 million. We expect that our existing capital resources, together with revenue from sales of our products and upcoming sales milestone payments from the commercial partners signed for our products will be sufficient to allow us to continue our operations, commence the product development process and launch selected products through at least the next 12 months. In addition, our CEO, who is also a significant shareholder, has deferred the remaining payment of his salary earned through June 30, 2016 totaling $1,227,554 and has agreed to refrain from receipt of any funds which may jeopardize the ability of the Company to operate. Our actual needs will depend on numerous factors, including timing of introducing our products to the marketplace, our ability to attract additional international distributors for our products and our ability to in-license in non-partnered territories and/or develop new product candidates. Although no assurances can be given, we currently intend to raise additional capital through the sale of debt or equity securities to provide additional working capital, pay for further expansion and development of our business, and to meet current obligations. Such capital may not be available to us when we need it or on terms acceptable to us, if at all.

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

Revenues consist primarily of product sales and licensing rights to market and commercialize our products.  We have no customers that accounted for 10% or more of our total net revenue during the six months ended June 30, 2018 and 2017. As of June 30, 2018 and December 31, 2017, two customers and four customers accounted for 81% and 72% of total net accounts receivable of $287,350 and $68,259, respectively.

Our operations are currently located in the U.S. and 83% and 86% of our product sales are currently within the U.S and 14% and 12% of our product sales are sold in Canada for the three and six months ended June 30, 2018, respectively. The balance of the sales are to various other countries, none of which is 10% or greater. With the recent launch of our direct Canadian sales and continuous expansion of our sales into other countries, we expect the percentage of our Ex-US sales to grow potentially to over 20%. See Note 2 for more details.

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

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our condensed consolidated statements of operations, balance sheet, and cash flows as of and for the three and six months ended June 30, 2018. Refer to Note 2 for additional information regarding our adoption of ASC 606.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. The estimated reserve for sales returns and allowances, which is included in accounts payable and accrued expense, was approximately $211,000 and $53,000 at June 30, 2018 and December 31, 2017, respectively.

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

Advertising Expense

Advertising costs, which primarily includes print and online media advertisements, are expensed as incurred and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. Advertising costs were approximately $4,534,000 and $1,255,000 and $7,172,000 and $2,613,000 for the three and six months ended June 30, 2018 and 2017, respectively.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and vested but deferred RSUs during the period presented. Diluted net loss per share is computed using the weighted average number of common shares outstanding and vested plus deferred RSUs during the periods plus the effect of dilutive securities outstanding during the periods. For the three and six months ended June 30, 2018 and 2017, basic net loss per share is the same as diluted net loss per share as a result of our common stock equivalents being anti-dilutive.  See Note 8 for more details.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting.  This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments in this ASU will become effective for us beginning January 1, 2019, and early adoption is permitted. We do not anticipate that this ASU will have a material effect on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. This update is effective for annual and interim periods beginning after December 15, 2019, and interim periods within that reporting period. While we are still in the process of completing our analysis on the impact this guidance will have on the consolidated financial statements and related disclosures, we do not expect the impact to be material.

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

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date. A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach.  While we are currently assessing the impact ASU 2016-02 will have on the consolidated financial statements, we expect the primary impact to the consolidated financial position upon adoption will be the recognition, on a discounted basis, of the minimum commitments on the consolidated balance sheet under our sole non-cancelable operating lease for our facility in San Diego resulting in the recording of a right of use asset and lease obligation.

NOTE 2 – REVENUE

Disaggregation of Revenue

Our revenue is primarily from distinct fixed-price product sales in the over-the-counter drug and consumer care products market, to similar customers and channels utilizing similar types of contracts that are short term in nature (less than one year). During the six months ended June 30, 2018 we did recognize service revenue relating to sales, marketing, and fulfillment efforts performed for the benefit of one of our customers. Additionally, during the same period we recognized cooperative marketing revenue relating to the sale of certain distribution list to help offset the expenses we incur in obtaining such lists. We currently do not anticipate either of these revenue streams to become a significant portion of our revenues.

The following is a table that presents product, service, and co-operative marketing sales, net by geographical area:

	For the Three Months Ended June 30,
	2018	2017
United States	$6,102,416	$2,007,697
Canada	1,048,302	3,820
All Other	158,878	19,640
Total Product, Service, Co-operative marketing sales, net	$7,309,596	$2,031,157

	For the Six Months Ended June 30,
	2018	2017
United States	10,286,518	$4,114,748
Canada	1,401,974	9,925
All Other	163,130	83,774
Total Product, Service, Co-operative marketing sales, net	$11,851,622	$4,208,447

All Other consists of Europe, Australia, Asia, and the Middle East.

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

The CRI Asset Purchase Agreement also requires us to pay to CRI up to $7.0 million in cash milestone payments based on first achievement of annual Ex-U.S. net sales targets plus a royalty based on annual Ex-U.S. net sales. The obligation for these payments expires on April 19, 2023 or the expiration of the last of CRI’s patent claims covering the product or its use outside the U.S., whichever is sooner. No sales milestone obligations have been met and no royalties are owed to CRI under this agreement during the three and six months ended June 30, 2018 and 2017.

In consideration for the Amended CRI Asset Purchase Agreement, we are required to pay CRI a percentage of the monthly net profit, as defined in the agreement, from our sales of Sensum+® in the U.S. through our Beyond Human™ sales and marketing platform. During the three and six months ended June 30, 2018 and 2017, no amounts have been earned by CRI under the Amended CRI Asset Purchase Agreement.

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

In the first quarter of 2018, we received an upfront payment totaling $78,105 (CAD $100,000) which is being recognized over the term of the ten-year license agreement. During the three and six months ended June 30, 2018, we recognized license revenue related to this agreement of $1,953 and $3,906, respectively. As of June 30, 2018, $74,200 of the upfront payment is included in deferred revenue and customer deposits in the accompanying condensed consolidated balance sheet. We believe the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future minimum order quantities. During the three and six months ended June 30, 2018, we recognized revenue for the sale of products related to this agreement of $0 and $310,629, respectively.

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

During the first quarter of 2018, we received an upfront payment totaling $25,000 which is being recognized over the term of the ten-year license agreement. During the three and six months ended June 30, 2018, we recognized license revenue related to this agreement of $625 and $1,250, respectively. As of June 30, 2018, $23,750 of the upfront payment is included in deferred revenue and customer deposits in the accompanying condensed consolidated balance sheet. We believe the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future minimum order quantities. During the three and six months ended June 30, 2018, we recognized revenue for the sale of products related to this agreement of $140,637.

LI USA Co. Agreement

On November 9, 2016, we entered into an exclusive ten-year license agreement with J&H Co. LTD, a South Korea company (“J&H”), under which we granted to J&H an exclusive license to market and sell our topical treatment for Female Sexual Interest/Arousal Disorder (“FSI/AD”) Zestra® and Zestra Glide® in South Korea. Under the agreement, J&H is obligated to order minimum annual quantities of Zestra® and Zestra Glide® totaling $2.0 million at a pre-negotiated transfer price per unit through March 2018. The minimum annual order quantities by J&H are to be made over a 12-month period following the approval of the product by local authorities and beginning upon the completion of the first shipment of product. Our partner recently received the approval to import the product and placed its first order in March 2017. During the three and six months ended June 30, 2018 and 2017, we recognized $0, $0, $82,300 and $60,000 in revenue for the sale of products related to this agreement, respectively, and thus J&H did not meet its minimum annual revenue quantities as described above.

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

Due to the delay in approval of the Acquisition Manufacturer’s OTC ANDA by the FDA, in May 2017, we announced a commercial relationship with a different third-party manufacturer (West-Ward Pharmaceuticals International Limited or “WWPIL”) who has an FDA approved OTC ANDA for fluticasone propionate nasal spray under which they have agreed to manufacture our FlutiCare® OTC product for sale in the U.S. (see Note 10). We currently still anticipate that the OTC ANDA filed in November 2014 by the Acquisition Manufacturer with the FDA may be approved in the fourth quarter of 2018. As we hold the worldwide rights to market and sell FlutiCare® under the manufacturing agreement with the Acquisition Manufacturer, we believe the agreement with the Acquisition Manufacturer will still provide us with the opportunity to market and sell FlutiCare® ex-U.S. and, if the OTC ANDA is approved by the FDA, a second source of supply within the U.S., if ever needed.

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

During the three and six months ended June 30, 2018 and 2017, there was an increase (decrease) in the estimated fair value of the remaining 138,859 ANDA consideration shares totaling $(1,366) and $400 and $2,944 and ($19,707), respectively, which is included in fair value adjustment for contingent consideration in the accompanying condensed consolidated statements of operations. The remaining 138,859 ANDA consideration shares not issuable yet will be issued upon FDA approval of the ANDA filed by the Acquisition Manufacturer and the estimated fair value of such remaining shares of $15,274 is included in contingent consideration in the accompanying condensed consolidated balance sheet at June 30, 2018. There was no change to the estimated fair value of the future earn-out payments of $1,248,125 during the three and six months ended June 30, 2018 and 2017.

Purchase of Semprae Laboratories, Inc. in 2013

On December 24, 2013 (the “Semprae Closing Date”), we, through Merger Sub, obtained 100% of the outstanding shares of Semprae in exchange for the issuance of 3,201,776 shares of our common stock, which shares represented 15% of our total issued and outstanding shares as of the close of business on the Closing Date, whereupon Merger Sub was renamed Semprae Laboratories, Inc. We agreed to pay the former shareholders an annual royalty (“Royalty”) equal to 5% of the net sales from Zestra® and Zestra Glide® and any second-generation products derived primarily therefrom (“Target Products”) up until the time that a generic version of such Target Product is introduced worldwide by a third party.

The agreement to pay the annual Royalty resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the consolidated statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. During the three and six months ended June 30, 2018 and 2017, no amounts have been paid under this arrangement.  The fair value of the expected royalties to be paid was decreased by $19,566 and $99,379 and $21,031 and $106,447 during the three and six months ended June 30, 2018 and 2017, respectively, which is included in the fair value adjustment for contingent consideration in the accompanying condensed consolidated statements of operations. The fair value of the contingent consideration was $200,571 and $221,602 at June 30, 2018 and December 31, 2017, respectively, based on the new estimated fair value of the consideration.

NOTE 5 – ASSETS AND LIABILITIES

Inventories

Inventories consist of the following:
	June 30,	December 31,
	2018	2017
Raw materials and supplies	$174,468	$164,469
Work in process	28,924	152,935
Finished goods	2,025,791	1,408,294
Total	$2,229,183	$1,725,698

Intangible Assets

Amortizable intangible assets consist of the following:

	June 30, 2018
		Accumulated		Useful Lives
	Amount	Amortization	Net Amount	(years)

Patent & Trademarks	$417,597	$(141,613)	$275,984	7 – 15
Customer Contracts	611,119	(280,096)	331,023	10
Sensum+® License (from CRI)	234,545	(119,191)	115,354	10
Vesele® Trademark	25,287	(11,788)	13,499	8
Beyond Human® Website and Trade Name	222,062	(91,899)	130,163	5 – 10
Novalere Manufacturing Contract	4,681,000	(1,589,590)	3,091,410	10
Other Beyond Human® Intangible Assets	4,730	(4,012)	718	1 – 3
Total	$6,196,340	$(2,238,189)	$3,958,151

	December 31, 2017
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$417,597	$(124,809)	$292,788	7 – 15
Customer Contracts	611,119	(249,540)	361,579	10
Sensum+® License (from CRI)	234,545	(107,464)	127,081	10
Vesele® Trademark	25,287	(10,208)	15,079	8
Beyond Human® Website and Trade Name	222,062	(72,206)	149,856	5 – 10
Novalere Manufacturing Contract	4,681,000	(1,355,540)	3,325,460	10
Other Beyond Human® Intangible Assets	4,730	(3,474)	1,256	1 – 3
Total	$6,196,340	$(1,923,241)	$4,273,099

Amortization expense for the three and six months ended June 30, 2018 and 2017 was $157,473 and $157,473 and $314,948 and $315,198, respectively. The following table summarizes the approximate expected future amortization expense as of June 30, 2017 for intangible assets:

Remainder of 2018	$314,948
2019	629,001
2020	628,525
2021	599,596
2022	591,834
2023	558,150
Thereafter	636,097
$3,958,151

Prepaid Expense and Other Current Assets

Prepaid expense and other current assets consist of the following:
	June 30,	December 31,
	2018	2017
Prepaid insurance	$35,676	$109,990
Prepaid inventory	236,870	124,871
Prepaid rent	20,881	-
Prepaid consulting and other expense	145,053	83,557
Prepaid CRI royalties (see Note 2)	44,662	44,662
Merchant account reserves	210,788	-
Total	$693,930	$363,080

Accounts Payable and Accrued Expense

Accounts payable and accrued expense consist of the following:
	June 30,	December 31,
	2017	2017
Accounts payable	$1,771,050	$2,305,884
Accrued credit card balances	210,529	72,719
Accrued royalties	132,326	132,326
Sales returns and allowances	211,124	52,904
Sales tax payable	259,558	-
Deferred rent	149,203	-
Accrued other	528,423	43,288
Total	$3,262,213	$2,607,121

NOTE 6 – NOTES PAYABLE AND DEBENTURES – NON-RELATED PARTIES

Notes Payable

The following table summarizes the outstanding notes payable at June 30, 2018 and December 31, 2017:

	2018	2017
Notes payable:
February 2016 Note Payable	$-	$54,984
September 2017 5% Note Payable	-	165,000
October and December 2017 Notes Payable	333,333	1,066,667
December 2017 5% Note Payable	390,000	390,000
January and March 2018 Notes Payable	985,678	-
February and March 2018 5% Notes Payable	720,000	-
Total notes payable	2,429,011	1,676,651
Less: Debt discount	(612,615)	(437,355)
Carrying value	1,816,396	1,239,296
Less: Current portion	(1,816,396)	(1,239,296)
Notes payable, net of current portion	$-	$-

The following table summarizes the future minimum payments as of June 30, 2018 for the notes payable:

Remainder of 2018	$1,931,530
2019	497,481
$2,429,011

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

September 2017 5% Note Payable

On September 20, 2017, we entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $150,000 pursuant to a 5% promissory note.  The note has an Original Issue Discount (“OID”) of $15,000 and requires payment of $165,000 in principal upon maturity. The note bears interest at the rate of 5% per annum and the principal amount and interest were payable at maturity on May 20, 2018.

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

In April 2018, the Company elected to settle the September 2017 note payable outstanding principal and interest balance in exchange for 1,474,287 shares of common stock. The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreement and was determined to be $196,080. Due to the settlement of the principal and interest balance of $169,543 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal and interest balance totaling $26,537 and the unamortized debt discount as of the date of settlement of $12,050 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations

October and December 2017 Notes Payable

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

January and March 2018 Notes Payable

On January 8, 2018, January 30, 2018, March 1, 2018 and March 2, 2018, we entered into a securities purchase agreement with three unrelated third-party investors in which the investors loaned us gross proceeds of $677,500 in January 2018 and $550,000 in March 2018 pursuant to 0% promissory notes (“January and March 2018 Notes Payable”).  The notes have an OID of $269,375 and bear interest at the rate of 0% per annum. The principal amount of $1,496,875 is to be repaid in twelve equal monthly installments. Monthly installments of $68,490 began in February 2018 and are due through January 2019 and monthly installments of $56,250 begin in April 2018 and are due through March 2019. The effective interest rate is 22% per annum for the January and March 2018 Notes Payable.

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

Interest Expense

We recognized interest expense on notes payable of $21,294 and $21,656 and $33,778 and $66,261 for the three and six months ended June 30, 2018 and 2017, respectively.  Amortization of the debt discount to interest expense during the three and six months ended June 30, 2018 and 2017 totaled $304,688 and $88,474 and $534,092 and $601,348, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

Accrued Compensation – Related Party

Accrued compensation includes accruals for employee wages, vacation pay and target-based bonuses. The components of accrued compensation as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Wages	$1,131,686	$1,431,686
Vacation	385,524	342,284
Bonus	332,144	742,481
Payroll taxes on the above	124,095	133,746
Total	1,973,449	2,650,197
Classified as long-term	(1,227,554)	(1,531,904)
Accrued compensation	$745,895	$1,118,293

Accrued employee wages at June 30, 2018 and December 31, 2017 are entirely related to wages owed to our President and Chief Executive Officer. Under the terms of his employment agreement, wages are to be accrued but no payment made for so long as payment of such salary would jeopardize our ability to continue as a going concern. The President and Chief Executive Officer started to receive payment of salary in July 2016. Our President and Chief Executive Officer has agreed to not receive payment on his remaining accrued wages and related payroll tax amounts which may jeopardize the ability of the Company to operate and thus the remaining balance is classified as a long-term liability.

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

In January 2018, we issued a total of 89,820 shares of common stock for services and recorded an expense of $7,500 for the six months ended June 30, 2018 which is included in general and administrative expense in the accompanying condensed consolidated statement of operations. The 89,820 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of our common stock on the date of vesting.

During the three and six months ended June 30, 2018, we issued 0 and 2,767,000 shares of restricted common stock, respectively, to note holders in connection with their notes payable.  The relative fair value of the shares of restricted common stock issued was determined to be $0 and $292,129, respectively, and was recorded as a debt discount (see Note 6).

In connection with the January and March 2018 Notes, we issued 621,317 restricted shares of common stock in January 2018 and 314,737 restricted shares of common stock in March 2018 to a third-party consultant. The fair value of the restricted shares of common stock issued of $67,500 in January 2018 and $55,000 in March 2018 was recorded as a debt discount to the carrying value of the notes payable during the six months ended June 30, 2018 (see Note 6).

In March 2018, certain October and December 2017 Notes Payable holders elected to exchange $166,667 in principal for 2,250,000 shares of common stock (see Note 6). The fair value of the shares of common stock of $384,750 was based on the market price of our common stock on the date of issuance.

In April 2018, certain September 2017 5% Notes Payable holders elected to exchange $169,543 in principal and interest for 1,474,287 shares of common stock (see Note 6). The fair value of the shares of common stock of $196,080 was based on the market price of our common stock on the date of issuance.

2013 Equity Incentive Plan

We have issued common stock, restricted stock units and stock option awards to employees, non-executive directors and outside consultants under the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by our Board of Directors in February of 2013. The 2013 Plan allows for the issuance of up to 10,000,000 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. As of June 30, 2018, there were no shares available under the 2013 Plan.

2014 Equity Incentive Plan

We have issued common stock, restricted stock units and stock options to employees, non-executive directors and outside consultants under the 2014 Equity Incentive Plan (“2014 Plan”), which was approved by our Board of Directors in November 2014. The 2014 Plan allows for the issuance of up to 20,000,000 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. As of June 30, 2018, 63 shares were available under the 2014 Plan.

2016 Equity Incentive Plan

On March 21, 2016, our Board of Directors approved the adoption of the 2016 Equity Incentive Plan and on October 20, 2016 adopted the Amended and Restated 2016 Equity Incentive Plan (“2016 Plan”). The 2016 Plan was then approved by our stockholders in November 2016. The 2016 Plan allows for the issuance of up to 20,000,000 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The 2016 Plan includes an evergreen provision in which the number of shares of common stock authorized for issuance and available for future grants under the 2016 Plan will be increased each January 1 after the effective date of the 2016 Plan by a number of shares of common stock equal to the lesser of: (a) 4% of the number of shares of common stock issued and outstanding on a fully-diluted basis as of the close of business on the immediately preceding December 31, or (b) a number of shares of common stock set by our Board of Directors. In March 2017, our Board of Directors approved an increase of 5,663,199 shares of common stock to the shares authorized under the 2016 Plan in accordance with the evergreen provision in the 2016 Plan. As of June 30, 2018, 15,922,749 shares were available under the 2016 Plan.

Stock Options

For the six months ended June 30, 2018 and 2017, the following weighted average assumptions were utilized for the calculation of the fair value of the stock options granted during the period using Black-Scholes:

	2018	2017
Expected life (in years)	6.25	8.6
Expected volatility	201.3%	217.0%
Average risk-free interest rate	2.79%	2.28%
Dividend yield	0%	0%
Grant date fair value	$0.06	$0.19

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the stock options. Expected life in years is based on the “simplified” method as permitted by ASC Topic 718. We believe that all stock options issued under its stock option plans meet the criteria of “plain vanilla” stock options. We use a term equal to the term of the stock options for all non-employee stock options. The risk-free interest rate is based on average rates for treasury notes as published by the Federal Reserve in which the term of the rates corresponds to the expected term of the stock options.

The following table summarizes the number of stock options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2017	88,000	$0.17	9.0	$377
Granted	193,000	0.14	9.3	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2018	281,000	$0.15	9.3	$1,148

Vested and Expected to Vest at June 30, 2018	281,000	$0.15	9.3	$1,148

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding stock options and the quoted price of our common stock at June 30, 2018.  During the three and six months ended June 30, 2018 and 2017, the Company recognized stock-based compensation from stock options of $1,424 and $1,028 and $4,000 and $5,406, respectively.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2018:

Restricted Stock Units
Outstanding at December 31, 2017	13,191,835
Granted	6,487,592
Exchanged	(713,541)
Cancelled	(1,536,459)
Outstanding at June 30, 2018	17,429,427

Vested at June 30, 2018	10,566,057

The vested restricted stock units at June 30, 2018 have not settled and are not showing as issued and outstanding shares of ours but are considered outstanding for earnings per share calculations. Settlement of these vested restricted stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of us, or (iii) 7-10 years from date of issuance. Settlement of vested restricted stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the board of directors and is subject to certain criteria having been fulfilled by the recipient.

We calculate the fair value of the restricted stock units based upon the quoted market value of the common stock at the date of grant. The grant date fair value of restricted stock units issued during the three and six months ended June 30, 2018 was $483,792 and $943,292. For the three and six months ended June 30, 2018 and 2017, we recognized $104,860 and $(52,115) and $197,414 and $107,885, respectively, of stock-based compensation expense for the vested units. As of June 30, 2018, compensation expense related to unvested shares not yet recognized in the condensed consolidated statement of operations was approximately $969,297 and will be recognized over a remaining weighted-average term of 2.83 years.

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

In connection with the convertible debentures in 2015, we issued warrants with an exercise price of $0.30 per share and expiration in 2020 to investors and placement agents. Warrants to purchase 774,533 shares of common stock remain outstanding as of June 30, 2018.

In connection with the convertible debentures in 2016, we issued warrants to the investors and placement agents with an exercise price of $0.40 per share and expire in 2021. Warrants to purchase 4,220,000 shares of common stock remain outstanding as of June 30, 2018.

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

For the six months ended June 30, 2018, the following weighted average assumptions were utilized for the calculation of the fair value of the warrants issued during the period using Black-Scholes:

2018
Expected life (in years)	5.0
Expected volatility	183.8%
Average risk-free interest rate	2.69%
Dividend yield	0%

At June 30, 2018, there are 32,917,056 fully vested warrants outstanding. The weighted average exercise price of outstanding warrants at June 30, 2018 is $0.19 per share, the weighted average remaining contractual term is 3.5 years and the aggregate intrinsic value of the outstanding warrants is $18,092.

Net Loss per Share

Restricted stock units that are vested but the issuance and delivery of the shares are deferred until the employee or director resigns are included in the basic and diluted net loss per share calculations.

The weighted average shares of common stock outstanding used in the basic and diluted net loss per share calculation for the three and six months ended June 30, 2018 and 2017 was 194,450,454 and 150,713,121 and 185,706,616 and 77,455,497, respectively.

The weighted average restricted stock units vested but issuance of the common stock is deferred until there is a change in control, a specified date in the agreement or the employee or director resigns used in the basic and diluted net loss per share calculation for the three and six months ended June 30, 2018 and 2017 was 10,656,458 and 9,284,274 and 10,363,853 and 7,940,349, respectively.

The total weighted average shares outstanding used in the basic and diluted net loss per share calculation for the three and six months ended June 30, 2018 and 2017 was 205,106,912 and 159,997,395 and 196,070,459 and 85,395,846, respectively.

The following table shows the anti-dilutive shares excluded from the calculation of basic and diluted net loss per common share as of June 30, 2018 and 2017:
	As of June 30,
	2018	2017
Gross number of shares excluded:
Restricted stock units – unvested	6,863,370	3,750,000
Stock options	272,000	185,500
Warrants	32,917,056	58,583,725
Total	40,052,426	62,519,225

The above table does not include the ANDA Consideration Shares related to the Novalere acquisition totaling 138,859 at June 30, 2018 and 2017, respectively, as they are considered contingently issuable (see Note 4).

NOTE 8 – DERIVATIVE LIABILITIES

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

The derivative liabilities were a Level 3 fair value measure in the fair value hierarchy. The following table presents the activity for the Level 3 warrant derivative liabilities measured at fair value on a recurring basis for the six months ended June 30, 2018:

Warrant derivative liabilities:
Beginning balance December 31, 2017	$58,609
Cumulative adjustment from liabilities to accumulated deficit for the fair value of the warrant derivative liability upon adoption of ASU 2017-11 on January 1, 2018	(58,609)
Change in fair value	-
Ending balance June 30, 2018	$-

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

Litigation

James L. Yeager, Ph.D., and Midwest Research Laboratories, LLC v. Innovus Pharmaceuticals, Inc. On January 18, 2018, Dr. Yeager and Midwest Research Laboratories (the “Plaintiffs”) filed a complaint in the Illinois Northern District Court in Chicago, Illinois, which Plaintiffs amended on February 26, 2018 (“Amended Complaint”).  The Amended Complaint alleges that the Company violated Dr. Yeager’s right of publicity and made unauthorized use of his name, likeness and identity in advertising materials for its product Sensum+®. Plaintiffs seek actual and punitive damages, costs and attorney’s fees, an injunction and corrective advertising. We intend to file a response to the Amended Complaint by August 23, 2018. We believe that the Plaintiffs’ allegations and claims are wholly without merit, and we intend to defend the case vigorously and assert counterclaims against the Plaintiffs.  More specifically, we believe that we secured and paid for all of the rights claimed by Dr. Yeager from his company Centric Research Institute (“CRI”) pursuant to agreements with CRI (the “CRI Agreements”) and that CRI has indemnification obligations under the CRI Agreements for all expenses and losses associated with the claims made by the Plaintiffs.

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

NOTE 10 – SUBSEQUENT EVENTS

In July 2018, we entered into a promissory note agreement and securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $500,000 in consideration for the issuance of a 5% promissory note. The note has an original issue discount (“OID”) of $50,000 and requires payment of $550,000 in principal. The note bears interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on February 19, 2019. As additional consideration for the purchase of the note, we issued 1,600,000 shares of restricted common stock to the investor.

In July 2018, we entered into an exchange agreement with a note holder of the December 2017 5% Notes Payable to convert the principal and interest balance of $402,433 to 3,832,695 shares of common stock.

In July 2018, one of our warrant holders exercised their Series A Warrants to purchase shares of common stock totaling 100,000 at an exercise price of $0.15 per share.

In August 2018, we entered in exchange agreements relating to four outstanding notes to convert the principal outstanding balance of $550,000 into 5,238,098 shares of common stock.

In August 2018, we entered into two promissory note agreements and securities purchase agreements with two unrelated third-party investors in which the investors loaned us gross proceeds of $1,000,000. The notes have an OID of $200,000 and requires payment of $1,200,000 in principal. The notes require monthly principal payments and mature on August 1, 2019. As additional consideration for the purchase of the note, we issued 1,000,000 shares of restricted common stock to the investors. In connection with these promissory note agreements, we issued 638,978 restricted shares of common stock to a third-party consultant.

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

Our business model leverages our ability to (a) develop and build our current pipeline of proprietary products, and (b) to acquire outright or in-license commercial products that are supported by scientific and/or clinical evidence, place them through our existing supply chain, retail and on-line (including our Amazon®, eBay®, Wish.com, Sears.com, Walmart.com®, Newegg.com, Bonanza.com, Alibaba.com and Walgreens.com on-line stores and other e-commerce business platforms) channels to tap new markets and drive demand for such products and to establish physician relationships. We currently have 31 products marketed in the United States with 12 of those being marketed and sold in multiple countries around the world through some of our 16 international commercial partners. We currently expect to launch an additional seven to ten products in the U.S. in 2018 and we currently have approvals to launch certain of our already marketed products in at least six additional countries.

Our Strategy

Our corporate strategy focuses on two primary objectives:

1.
Developing a diversified product portfolio of exclusive, unique and patented non-prescription OTC and branded ANDA drugs, devices, consumer health products, and clinical supplements through: (a) the introduction of line extensions and reformulations of either our or third-party currently marketed products; (b) the development of new proprietary OTC products, supplements and devices; and (c) the acquisition of products or obtaining exclusive licensing rights to market such products; and

2.
Building an innovative, U.S. and global sales and marketing model through direct to consumer approaches such as our proprietary Beyond Human™ sales and marketing platform, the addition of new online platforms such as Amazon®, Newegg.com, eBay®, Wish.com, Sears.com, Walmart.com®, Bonanza.com, Alibaba.com and Walgreens.com and commercial partnerships with established international complimentary partners that: (a) generates revenue, and (b) requires a lower cost structure compared to traditional pharmaceutical companies, thereby increasing our gross margins.

Our Products

We currently market and sell 31 products in the U.S. and 12 in multiple countries around the world through our 16 international commercial partners. While we generate revenue from the sale of our commercial products, most revenue is currently generated by UriVarx®, Apeaz®, Vesele®, Diabasens™, Sensum+®, ProstaGorx®, Zestra®, Zestra® Glide, RecalMax™, FlutiCare®, AllerVarx®, ArthriVarx®, Xyralid®, PEVarx®, and Beyond Human® Testosterone Booster and related products.

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

2.	Musclin™ for muscle growth (second half of 2018); and
3.	Regenerum™ for muscle wasting or cachexia (2019).

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

Results of Operations for the Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	$ Change	% Change
NET REVENUE:
Product sales, net	$6,970,312	$2,031,157	$4,939,155	243.2%
License revenue	2,577	7,500	(4,923)	(65.6)%
Service revenue	155,648	-	155,648	100.0%
Cooperative marketing revenue	183,636	-	183,636	100.0%
Net revenue	7,312,173	2,038,657	5,273,516	258.7%

OPERATING EXPENSE:
Cost of product sales	1,338,950	408,579	930,371	227.7%
Research and development	22,605	15,063	7,542	50.1%
Sales and marketing	5,528,886	1,555,736	3,973,150	255.4%
General and administrative	1,919,301	1,185,435	733,866	61.9%
Total operating expense	8,809,742	3,164,813	5,644,929	178.4%
LOSS FROM OPERATIONS	(1,497,569)	(1,126,156)	(371,413)	(33.0)%
OTHER INCOME (EXPENSE):
Interest expense	(325,982)	(110,130)	(215,852)	(196.0)%
Loss on extinguishment of debt	(38,587)	-	(38,587)	(100.0)%
Other income (expense), net	266	(206)	471	228.6%
Fair value adjustment for contingent consideration	21,644	98,979	(77,335)	(78.1)%
Change in fair value of derivative liabilities	-	3,463	(3,463)	(100.0)%
Total other expense, net	(342,659)	(7,894)	(334,766)	(4,240.8)%
NET LOSS	$(1,840,228)	$(1,134,050)	(706,178)	(62.3)%

	Six Months Ended	Six Months Ended	$ Change	% Change
	June 30,	June 30,
	2018	2017
NET REVENUE:
Product sales, net	$11,512,338	$4,208,447	$7,303,891	173.6%
License revenue	5,155	7,500	(2,345)	-31.3%
Service revenue	155,648	-	155,648	100%
Cooperative marketing revenue	183,636	-	183,636	100%
Net revenue	11,856,777	4,215,947	7,640,830	181.2%

OPERATING EXPENSE:
Cost of product sales	2,203,045	849,055	1,353,990	159.5%
Research and development	33,892	18,246	15,646	85.8%
Sales and marketing	8,830,670	3,243,087	5,587,583	255.4%
General and administrative	3,615,322	2,890,098	725,224	25.1%
Total operating expense	14,682,929	7,000,486	7,682,443	109.7%
LOSS FROM OPERATIONS	(2,826,152)	(2,784,539)	(41,613)	1.5%
OTHER INCOME (EXPENSE):
Interest expense	(567,870)	(667,609)	99,739	14.9%
Loss on extinguishment of debt	(294,272)	(304,828)	10,556	3.5%
Other income (expense), net	375	(822)	1,196	145.6%
Fair value adjustment for contingent consideration	18,799	126,154	(107,355)	-85.1%
Change in fair value of derivative liabilities	-	(48,193)	48,193	100%
Total other expense, net	(842,968)	(895,298)	52,330	5.8%
NET LOSS	$(3,669,120)	$(3,679,837)	$10,717	0.3%

Net Revenue

We recognized net revenue of approximately $7.3 million and $11.9 million for the three and six months ended June 30, 2018, respectively, compared to $2.0 million and $4.2 million for the three and six months ended June 30, 2017, respectively. The increase in net revenue in 2018 was primarily the result of the expansion of the Beyond Human Sales and Marketing platform into direct mail marketing including catalogs, postcards, and tear sheets introduced in the middle of the first quarter of 2018 in addition to the newspaper and magazine advertisements previously utilized as well as the introduction of new products including Diabasens™ in the first quarter of 2018 and Apeaz® and ArthriVarx® in mid-2017. The following represents the number of units shipped in North America of our top products during the periods:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	# Change	% Change
Number of units
UriVarx®	19,874	7,858	12,016	152.9%
Diabasens™	19,767	-	19,767	100.0%
Apeaz®	13,804	-	13,804	100.0%
Vesele®	10,133	9,903	230	2.3%
ArthriVarx®	6,414	-	6,414	100.0%
Fluticare®	6,406	-	6,406	100.0%

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	# Change	% Change
Number of units
UriVarx®	54,354	11,524	42,830	371.7%
Diabasens™	24,415	-	24,415	100.0%
Apeaz®	21,093	-	21,093	100.0%
Vesele®	16,052	22,521	(6,469)	(28.7)%
Fluticare®	8,535	-	8,535	100.0%
Sensum®	8,519	9,056	(537)	(5.9)%

The above tables exclude 23,874 units of Zestra ® and Zestra Glide ® which were sold outside of North America for the three and six months ended June 30, 2018.

Cost of Product Sales

We recognized cost of product sales of approximately $1.3 million and $2.2 million for the three and six months ended June 30, 2018, respectively compared to $409,000 and $849,000 for the three and six months ended June 30, 2017, respectively. The cost of product sales includes the cost of inventory, shipping and warehouse costs, royalties and salaries and benefits for our warehouse employees. The increase in cost of product sales is a result of higher shipping costs due to an increase in the number of units shipped.  The increase in the gross margin to 80.8% in 2018 compared to 79.8% in 2017 is due to the higher margins earned on the increased volume of our product sales through the Beyond Human™ sales and marketing platform, as well as the efforts in the first half of 2018 to bring our fulfillment and shipping process in-house to our facility in San Diego.

Research and Development

We recognized research and development expense of approximately $22,600 and $33,900 for the three and six months ended June 30, 2018, respectively, compared to $15,000 and $18,000 for the three and six months ended June 30, 2017, respectively. Research and development expense includes costs for stability testing and other development related costs for our products.

Sales and Marketing

We recognized sales and marketing expense of approximately $5.5 million and $8.8 million for the three and six months ended June 30, 2018, respectively, compared to $1.5 million and $3.2 million for the three and six months ended June 30, 2017, respectively. Sales and marketing expense consists primarily of print advertisements and sales and marketing support. The increase in sales and marketing expense during the three and six months ended June 30, 2018 when compared to the same period in 2017 is due to the increase in the number of products integrated into the Beyond Human™ sales and marketing platform, an increase in the distribution of direct mail and print advertisements, as well as the costs of our third-party customer service call center due to the higher volume of sales orders received as a result of the Beyond Human® asset acquisition. Also, initial product launches require larger advertising spends in an effort to increase brand awareness. Total direct advertising costs for the three and six months ended June 30, 2018 was $4.4 million and $6.9 million, respectively, compared to $1.3 million and $2.6 million for the three and six months ended June 30, 2017.

General and Administrative

We recognized general and administrative expense of approximately $1.9 million and $3.6 million for the three and six months ended June 30, 2018, respectively, compared to $1.2 million and $2.9 million for the three and six months ended June 30, 2017, respectively. The increase in general and administrative expense over the periods is primarily due to the growth of the Company which has resulted in the need for additional employees from 6 employees as of June 30, 2017 to 19 employees as of June 30, 2018 as well as the additional occupancy costs relating to a lease agreement entered into in November 2017 for a fulfillment and corporate office building. General and administrative expense consists primarily of salaries expense, investor relation expense, legal, accounting, public reporting costs and other infrastructure expense related to the launch of our products. Additionally, our general and administrative expense includes professional fees, insurance premiums and general corporate expense.

Other Income and Expense

We recognized interest expense of approximately $326,000 and $568,000 for the three and six months ended June 30, 2018, respectively, and $110,000 and $667,000 for the three and six months ended June 30, 2017, respectively. Interest expense primarily includes interest related to our debt and amortization of debt discounts (see Note 6 to the accompanying condensed consolidated financial statements). Due to the shares, warrants and cash discounts provided to our lenders, the effective interest rate is significantly higher than the coupon rate. The increase in interest expense during the three months ended June 30, 2018 is due to the larger amount of debt discount amortization in 2018 compared to 2017 due to the notes issued in the first quarter of 2018. The decrease in interest expense during the six months ended June 30, 2018 is due to the larger amount of debt discount amortization in 2017 as a result of the convertible debt and note payable financings completed in 2016.

We recognized a loss on extinguishment of debt of approximately $39,000 and $294,000 during the three and six months ended June 30, 2018, respectively, compared to a loss of $0 and $305,000 during the three and six months ended June 30, 2017, respectively. The loss on debt extinguishment in 2018 was the result of the securities exchange agreement entered into with a certain note payable holder in March and April 2018. In exchange for the issuance of 3,724,287 shares of common stock with a fair value of approximately $582,000, we settled the principal balance totaling $336,210 with the noteholders. The remaining loss on debt extinguishment was the write off of the remaining unamortized debt discount as of the date of settlement. The loss on debt extinguishment in 2017 was due to a settlement of notes payable as well as the required prepayment of the 2016 convertible notes from the cash proceeds received through the public equity offering in March 2017.

We recognized a gain from the fair value adjustment for contingent consideration of approximately $22,000 and 19,000 for the three and six months ended June 30, 2018, respectively, compared to a gain of $99,000 and $126,000 for the three and six months ended June 30, 2017. Fair value adjustment for contingent consideration consists primarily of the change in the fair value of the contingent ANDA shares of common stock issuable to individual members of Novalere Holdings, LLC in connection with our acquisition in 2015 and the royalty contingent consideration to Semprae (see Note 4 to the accompanying consolidated financial statements).

We recognized a gain (loss) from the change in fair value of derivative liabilities of approximately $3,500 and $(48,000) for the three and six months ended June 30, 2017. Change in fair value of derivative liabilities primarily includes the change in the fair value of the warrants and embedded conversion features classified as derivative liabilities. The loss on change in fair value of derivative liabilities during the six months ended June 30, 2017 is primarily due to the increase in our stock price from December 31, 2016 through the date of conversion of certain of the convertible debentures in 2017, which resulted in the fair value of the embedded conversion features at the conversion date to be higher than the fair value at December 31, 2016. There was no change in fair value during the three and six months ended June 30, 2018, respectively, as we adopted Accounting Standards Update (“ASU”) 207-11 which resulted in our warrants derivative liability being reclassified to equity as of the date of adoption on January 1, 2018 (see Note 1 to the accompanying condensed consolidated financial statements).

Net Loss

Net loss for the three and six months ended June 30, 2018 was approximately $1.8 million or $0.01 basic and diluted net loss per share and $3.7 million or $0.02 basic and diluted net loss per share, respectively, compared to a net loss of $1.1 million or $0.01 basic and diluted net loss per share and $3.7 million or $0.02 basic and diluted net loss per share for the three and six months ended June 30, 2017, respectively.

Liquidity and Capital Resources

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments. Combined with revenue, these funds have provided us with the capital to operate our business, to sell and support our products, attract and retain key personnel, and add new products to our portfolio. To date, we have experienced net losses each year since our inception. As of June 30, 2018, we had an accumulated deficit of $39.3 million and working capital deficit of $1.3 million.

As of June 30, 2018, we had approximately $1.6 million in cash and as of August 9, 2018 we had approximately $1.9 million in cash. Although no assurances can be given, we currently plan to raise additional capital through the sale of equity or debt securities. We expect, however, that our existing capital resources, revenue from sales of our products and upcoming new product launches and sales milestone payments from the commercial partners signed for our products, and equity instruments available to pay certain vendors and consultants, will be sufficient to allow us to continue our operations, commence the product development process and launch selected products through at least the next 12 months. In addition, our CEO, who is also a significant shareholder, has deferred the remaining payment of his salary earned through June 30, 2016 totaling $1.2 million for at least the next 12 months.

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

The Company’s principle debt instruments include the following:

October and December 2017 Notes Payable

On October 17, 2017, October 20, 2017 and December 4, 2017, we entered into a securities purchase agreement with two unrelated third-party investors in which the investors loaned us gross proceeds of $500,000 in October 2017 and $500,000 in December 2017 pursuant to 0% promissory notes.  The notes have an OID of $200,000 and require nine payments of $66,667 in principal per month through July 2018 and twelve payments of $50,000 in principal per month through December 2018. The notes bear no interest per annum. In connection with the notes, we issued the investors restricted shares of common stock totaling 600,000 in December 2017. In March 2018, we entered into a securities exchange agreement with one of the note holders. In connection with the securities exchange agreement, we issued a total of 2,250,000 shares of common stock in exchange for the settlement of principal due under the note payable totaling $166,667. In July 2018, we entered into a securities exchange agreement with both note holders. In connection with the securities exchange agreement, we issued a total of 2,380,954 shares of common stock in exchange for the settlement of the remaining principal due under the note payable totaling $250,000.

On December 13, 2017, we entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $350,000 pursuant to a 5% promissory note. The note has an OID of $40,000, bears interest at 5% per annum and requires principal and interest payments of $139,750, $133,250 and $131,625 on June 15, 2018, September 15, 2018 and December 15, 2018, respectively. In connection with the note, we issued the investor restricted shares of common stock totaling 1,000,000 in December 2017. In July 2018, we entered into a securities exchange agreement the note holder. In connection with the securities exchange agreement, we issued a total of 3,832,695 shares of common stock in exchange for the settlement of the remaining principal and interest due under the note payable totaling $402,433.

2018 Notes Payable

In the first quarter of 2018, we entered into a securities purchase agreement with three unrelated third-party investors in which the investors loaned us gross proceeds of $1,227,500. The promissory notes have an OID of $269,375 and bear interest at the rate of 0% per annum. The principal amount of $1,496,875 is to be repaid in twelve equal monthly installments. Monthly installments of $68,490 began in February 2018 and are due through January 2019 and monthly installments of $56,250 begin in April 2018 and are due through March 2019. In connection with the promissory notes, we issued 1,282,000 restricted shares of common stock to the investors. The remaining principal balance under these notes is $985,678 at June 30, 2018. In July 2018, we entered into a securities exchange agreement with two of the note holders. In connection with the securities exchange agreement, we issued a total of 2,857,144 shares of common stock in exchange for the settlement of the remaining principal due under the note payable totaling $300,000.

In February and March 2018, we entered into securities purchase agreements with two unrelated third-party investors in which the investors loaned us gross proceeds of $650,000 pursuant to 5% promissory notes. The notes have an OID of $70,000 and require payment of $720,000 in principal. The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on October 28, 2018 for the note issued in February 2018 and in three installments on October 1, 2018, January 1, 2019 and April 1, 2019 for the note issued in March 2018. In connection with the notes, we issued the investors restricted shares of common stock totaling 1,485,000. The remaining principal balance under these notes is $720,000 at June 30, 2018.

Net Cash Flows

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net cash used in operating activities	$(3,462,733)	$(969,292)
Net cash used in investing activities	(134,832)	(8,048)
Net cash provided by financing activities	3,647,201	1,972,040
Net change in cash	49,636	994,700
Cash at beginning of period	1,564,859	829,933
Cash at end of period	$1,614,495	$1,824,633

Operating Activities

For the six months ended June 30, 2018, cash used in operating activities was approximately $3,463,000, consisting primarily of the net loss for the period of approximately $3.7 million as well as the purchase of additional inventory to support the significant growth in sales during the period, which was primarily offset by non-cash common stock, restricted stock units and stock options issued for services and compensation of approximately $223,000, amortization of debt discount of $531,000, loss on debt extinguishment of $306,000, and amortization of intangible assets of $315,000. The increase in net cash used in operating activities during 2017 is primarily the result of increased marketing spending in launching a number of new products and the introduction of direct mail advertising which has been the main cause for the increase in revenues during the period, expansion of our operations which include hiring personnel and product commercialization activities.

Investing Activities

For the six months ended June 30, 2018, cash used in investing activities was approximately $135,000 which consisted of the purchase of property and equipment for our expanded corporate and fulfillment office location.

Financing Activities

For the six months ended June 30, 2018, cash provided by financing activities was approximately $3.7 million, consisting primarily of the gross proceeds from the exercise of Series B Warrants of $2.8 million and notes payable of $1.9 million, offset by the repayment of notes payable and short-term loans payable of $1.2 million. Cash provided by financing activities in 2017 was primarily related to the net proceeds from the public equity offering in March 2017 of $3.3 million and notes payable of $150,000, offset by the repayment of convertible debentures of approximately $1.2 million, notes payable of $139,000, and the prepayment penalty on the repayment of the convertible debentures of $130,000.

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

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our condensed consolidated statements of operations, balance sheet, and cash flows as of and for the three and six months ended June 30, 2018.

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

For the three and six months ended June 30, 2018, there were no other material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2017.

Off- Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of June 30, 2018, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including chief executive officer and vice president, finance, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

James L. Yeager, Ph.D., and Midwest Research Laboratories, LLC v. Innovus Pharmaceuticals, Inc. On January 18, 2018, Dr. Yeager and Midwest Research Laboratories (the “Plaintiffs”) filed a complaint in the Illinois Northern District Court in Chicago, Illinois, which Plaintiffs amended on February 26, 2018 (“Amended Complaint”).  The Amended Complaint alleges that the Company violated Dr. Yeager’s right of publicity and made unauthorized use of his name, likeness and identity in advertising materials for its product Sensum+®. Plaintiffs seek actual and punitive damages, costs and attorney’s fees, an injunction and corrective advertising. We intend to file a response to the Amended Complaint by August 23, 2018. We believe that the Plaintiffs’ allegations and claims are wholly without merit, and we intend to defend the case vigorously and assert counterclaims against the Plaintiffs.  More specifically, we believe that we secured and paid for all of the rights claimed by Dr. Yeager from his company Centric Research Institute (“CRI”) pursuant to agreements with CRI (the “CRI Agreements”) and that CRI has indemnification obligations under the CRI Agreements for all expenses and losses associated with the claims made by the Plaintiffs.

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

During the three months ended June 30, 2018, we entered into a Settlement Agreement and General Release with an unrelated note holder to convert the outstanding principal and interest balance of $169,543 into 1,474,287 restricted shares of our common stock.

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

Innovus Pharmaceuticals, Inc.
(Registrant)

Date: August 14, 2018	/s/ Bassam Damaj
Bassam Damaj, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ryan Selhorn
Ryan Selhorn, CPA Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1
Employment Agreement between Registrant and Ryan Selhorn, dated April 27, 2018 filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2018 and incorporated herein by reference.

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