Form 10-Q
period 2018-09-30
INNOVUS PHARMACEUTICALS, INC.
filed 2018-11-14
CIK 1411879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

As of November 14, 2018, the registrant had 216,469,857 shares of common stock outstanding.

 INNOVUS PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Assets:
Cash	$703,012	$1,564,859
Accounts receivable, net	356,347	68,259
Prepaid expense and other current assets	1,265,474	363,080
Inventories	2,198,045	1,725,698
Total current assets	4,522,878	3,721,896

Property and equipment, net	206,425	62,454

Deposits	20,881	20,881
Goodwill	952,576	952,576
Intangible assets, net	3,800,674	4,273,099
Total assets	$9,503,434	$9,030,906

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expense	$2,530,687	$2,607,121
Accrued compensation	1,027,068	1,118,293
Deferred revenue and customer deposits	95,372	24,690
Accrued interest payable	24,232	3,648
Derivative liabilities – warrants	-	58,609
Contingent consideration	-	28,573
Short-term loan payable	138,048	65,399
Notes payable, net of debt discount of $830,610 and $437,355, respectively	2,340,849	1,239,296
Total current liabilities	6,156,256	5,145,629

Accrued compensation – less current portion	1,227,554	1,531,904
Contingent consideration – less current portion	1,261,455	1,450,430
Total non-current liabilities	2,489,009	2,982,334

Total liabilities	8,645,265	8,127,963

Commitments and contingencies

Stockholders’ equity:
Preferred stock: 7,500,000 shares authorized, at $0.001 par value, no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-
Common stock: 292,500,000 shares authorized, at $0.001 par value, 208,169,412 and 167,420,605 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	208,169	167,421
Additional paid-in capital	42,350,286	36,375,359
Accumulated deficit	(41,700,286)	(35,639,837)
Total stockholders' equity	858,169	902,943

Total liabilities and stockholders’ equity	$9,503,434	$9,030,906

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue:
Product sales, net	$6,956,861	$2,218,343	$18,469,199	$6,426,790
License revenue	582	2,500	5,737	10,000
Service revenue	189,462	-	345,110	-
Cooperative marketing revenue	233,074	-	416,710	-
Net revenue	7,379,979	2,220,843	19,236,756	6,436,790

Operating expense:
Cost of product sales	1,536,792	480,076	3,739,837	1,329,131
Research and development	59,201	8,736	93,093	26,982
Sales and marketing	5,263,533	1,626,630	14,094,203	4,869,717
General and administrative	2,023,030	1,321,001	5,638,352	4,207,899
Total operating expense	8,882,556	3,436,443	23,565,485	10,433,729

Loss from operations	(1,502,577)	(1,215,600)	(4,328,729)	(3,996,939)

Other income (expense):
Interest expense	(381,663)	(104,276)	(949,533)	(771,885)
Loss on extinguishment of debt	(745,439)	(89,341)	(1,039,711)	(394,169)
Other income (expense), net	290	(4,800)	665	(5,622)
Fair value adjustment for contingent consideration	179,451	69,305	198,250	195,459
Change in fair value of derivative liabilities	-	16,055	-	(32,138)
Total other expense, net	(947,361)	(113,057)	(1,790,329)	(1,008,355)

Provision for income taxes	-	-	-	3,200

Net loss	$(2,449,938)	$(1,328,657)	$(6,119,058)	$(5,008,494)

Net loss per share of common stock – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of shares of common stock outstanding – basic and diluted	214,527,261	161,587,934	202,290,341	152,325,196

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(6,119,058)	$(5,008,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	32,093	8,258
(Recovery of) Allowance for doubtful accounts	(179)	5,090
Common stock, restricted stock units and stock options issued to employees, board of directors and consultants for compensation and services	356,058	997,030
Loss on extinguishment of debt	1,039,712	394,169
Change in fair value of contingent consideration	(198,250)	(195,459)
Change in fair value of derivative liabilities	-	32,138
Amortization of debt discount	898,895	687,598
Amortization of intangible assets	472,425	472,675
Changes in operating assets and liabilities, net of acquisition amounts
Accounts receivable	(287,909)	959
Prepaid expense and other current assets	(764,346)	177,297
Inventories	(472,347)	(40,199)
Accounts payable and accrued expense	(257,647)	506,007
Accrued compensation	(395,575)	433,498
Accrued interest payable	37,560	(6,094)
Deferred revenue and customer deposits	70,682	(11,000)
Net cash used in operating activities	(5,587,887)	(1,546,527)

Cash flows used in investing activities:
Purchase of property and equipment	(176,064)	(10,131)
Contingent consideration payment	(19,298)	-
Net cash used in investing activities	(195,362)	(10,131)

Cash flows from financing activities:
Payments on short-term loans payable	(245,383)	(7,199)
Proceeds from short-term loans payable	125,000	-
Proceeds from notes payable	3,722,499	300,000
Payments on notes payable	(1,535,416)	(214,000)
Proceeds from warrant and stock option exercises	2,852,701	4,879
Issuance of common stock for services	2,000	-
Proceeds from sale of common stock and warrants, net of offering costs	-	3,307,773
Payments on convertible debentures	-	(1,222,422)
Prepayment penalty on extinguishment of convertible debentures	-	(127,247)
Net cash provided by financing activities	4,921,401	2,041,784

Net change in cash	(861,847)	485,126

Cash at beginning of period	1,564,859	829,933

Cash at end of period	$703,012	$1,315,059
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$5,600
Cash paid for interest	$4,519	$80,344

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures and accrued interest	$1,288,172	$577,835
Reclassification of the fair value of the embedded conversion features from derivative liability to additional paid-in capital upon conversion	$-	$203,630
Relative fair value of common stock issued in connection with notes payable recorded as debt discount	$693,911	$99,386
Fair value of non-forfeitable common stock issued to consultant included in accounts payable and accrued expense	$-	$360,000
Offering costs in connection with warrant exercises included in accounts payable and accrued expenses	$181,213	$-
Cumulative adjustment to accumulated deficit for the fair value of the warrant derivative liability upon adoption of ASU 2017-11 on January 1, 2018	$58,609	$-
Issuance of shares of common stock for vested restricted stock units	$-	$92
Fair value of common stock issued for prepayment of future royalties due under the CRI License Agreement included in prepaid expense and other current assets	$-	$44,662
Fair value of common stock issued as financing fees in connection with notes payable recorded as debt discount	$222,500	$-

See accompanying notes to these condensed consolidated financial statements.

 INNOVUS PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2018

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

Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries: FasTrack Pharmaceuticals, Inc., Semprae Laboratories, Inc. (“Semprae”) and Novalere, Inc. (“Novalere”). All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the period ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

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

Liquidity

Our operations have been financed primarily through proceeds from convertible debentures and notes payable, sales of our common stock and revenue generated from our products domestically and internationally by our partners. These funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel and add new products to our portfolio. We have experienced net losses and negative cash flows from operations each year since our inception.  As of September 30, 2018, we had an accumulated deficit of $41,700,286 and negative working capital of $1,633,378.

During the nine months ended September 30, 2018, we received net cash proceeds of $2.7 million from the exercise of warrants (see Note 5). Additionally, during the period we raised $3.7 million in gross proceeds from the issuance of notes payable to six investors (see Note 4). We have also raised $1.5 million in gross proceeds from the issuance of notes payable to four investors subsequent to September 30, 2018 (see Note 7). We have also issued equity securities in certain circumstances to pay for services from vendors and consultants.

As of September 30, 2018, we had $703,012 in cash and $453,675 held by merchant processors reported in other current assets and as of November 13, 2018 we had $1,528,293 in cash and $387,062 held by merchant processors reported in other current assets. During the nine months ended September 30, 2018, we had net cash used in operating activities of approximately $5.6 million. We expect that our existing capital resources, together with revenue from sales of our products and expected upcoming sales milestone payments from the commercial partners signed for our products will be sufficient to allow us to continue our operations, commence the product development process and launch selected products through at least the next 12 months. In addition, our CEO, who is also a significant shareholder, has deferred the remaining payment of his salary earned through June 30, 2016 totaling $1,227,554 and has agreed to refrain from receipt of any funds which may jeopardize the ability of the Company to operate. Our actual needs will depend on numerous factors, including timing of introducing our products to the marketplace, our ability to attract additional international distributors for our products and our ability to in-license in non-partnered territories and/or develop new product candidates. Although no assurances can be given, we currently intend to raise additional capital through the sale of debt or equity securities to provide additional working capital, pay for further expansion and development of our business, and to meet current obligations. Such capital may not be available to us when we need it or on terms acceptable to us, if at all.

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

Revenue Recognition

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. The estimated reserve for sales returns and allowances, which is included in accounts payable and accrued expense, was approximately $213,000 and $53,000 at September 30, 2018 and December 31, 2017, respectively.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and vested but deferred RSUs during the period presented. Diluted net loss per share is computed using the weighted average number of common shares outstanding and vested plus deferred RSUs during the periods plus the effect of dilutive securities outstanding during the periods. For the three and nine months ended September 30, 2018 and 2017, basic net loss per share is the same as diluted net loss per share as a result of our common stock equivalents being anti-dilutive.  See Note 5 for more details.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting.  This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments in this ASU will become effective for us beginning January 1, 2019, and early adoption is permitted. We do not anticipate that this ASU will have a material effect on our consolidated financial statements.

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

NOTE 2 – INVENTORY

Inventories consist of the following:

	September 30,	December 31,
	2018	2017
Raw materials and supplies	$317,070	$164,469
Work in process	126,883	152,935
Finished goods	1,754,092	1,408,294
Total	$2,198,045	$1,725,698

NOTE 3 – INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets consist of the following:

	September 30, 2018
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$417,597	$(150,018)	$267,579	7	–	15
Customer Contracts	611,119	(295,374)	315,745		10
Sensum+® License (from CRI)	234,545	(125,056)	109,489		10
Vesele® Trademark	25,287	(12,578)	12,709		8
Beyond Human® Website and Trade Name	222,062	(101,744)	120,318	5	–	10
Novalere Manufacturing Contract	4,681,000	(1,706,615)	2,974,385		10
Other Beyond Human® Intangible Assets	4,730	(4,281)	449	1	–	3
Total	$6,196,340	$(2,395,666)	$3,800,674

	December 31, 2017
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$417,597	$(124,809)	$292,788	7	–	15
Customer Contracts	611,119	(249,540)	361,579		10
Sensum+® License (from CRI)	234,545	(107,464)	127,081		10
Vesele® Trademark	25,287	(10,208)	15,079		8
Beyond Human® Website and Trade Name	222,062	(72,206)	149,856	5	–	10
Novalere Manufacturing Contract	4,681,000	(1,355,540)	3,325,460		10
Other Beyond Human® Intangible Assets	4,730	(3,474)	1,256	1	–	3
Total	$6,196,340	$(1,923,241)	$4,273,099

Amortization expense for the three and nine months ended September 30, 2018 and 2017 was $157,475 and $157,477 and $472,425 and $472,675, respectively. The following table summarizes the approximate expected future amortization expense as of September 30, 2018 for intangible assets:

Remainder of 2018	$157,475
2019	629,001
2020	628,527
2021	599,598
2022	591,834
2023	558,150
Thereafter	636,089
$3,800,674

NOTE 4 – NOTES PAYABLE

The following table summarizes the outstanding notes payable at September 30, 2018 and December 31, 2017:

	2018	2017
Notes payable:
February 2016 Note Payable	$-	$54,984
September 2017 5% Note Payable	-	165,000
October and December 2017 Notes Payable	-	1,066,667
December 2017 5% Note Payable	-	390,000
January and March 2018 Notes Payable	411,459	-
February and March 2018 5% Notes Payable	720,000	-
July 2018 5% Note Payable	550,000	-
August 2018 Notes Payable	1,100,000	-
September 2018 3.8% Note Payable	390,000	-
Total notes payable	3,171,459	1,676,651
Less: Debt discount	(830,610)	(437,355)
Carrying value	2,340,849	1,239,296
Less: Current portion	(2,340,849)	(1,239,296)
Notes payable, net of current portion	$-	$-

The following table summarizes the future minimum payments as of September 30, 2018 for the notes payable:

Remainder of 2018	$1,004,004
2019	2,167,455
$3,171,459

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

In April 2018, we entered into a securities purchase agreement with the September 2017 5% Note holder. In connection with the securities exchange agreement, we issued a total of 1,474,287 shares of common stock in exchange for the settlement of principal and interest due totaling $169,543.  The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements was determined to be $196,080. Due to the settlement of the principal and interest balance of $169,543 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal balance totaling $26,537 and the unamortized debt discount as of the date of settlement of $12,050 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

December 2017 5% Note Payable

On December 13, 2017, we entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $350,000 pursuant to a 5% promissory note (“December 2017 5% Note Payable”). The note has an original issue discount (“OID”) of $40,000, bears interest at 5% per annum and requires principal and interest payments of $139,750, $133,250 and $131,625 on June 15, 2018, September 15, 2018 and December 15, 2018, respectively.

On July 23, 2018, we entered into a securities exchange agreement with the December 2017 5% Note Payable holder. In connection with the securities exchange agreement, we issued a total of 3,832,695 shares of common stock in exchange for the settlement of principal and interest due totaling $402,433.  The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements was determined to be $682,220. Due to the settlement of the principal and interest balance of $402,433 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal and interest balance totaling $279,787 and the unamortized debt discount as of the date of settlement of $42,594 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

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

On March 1, 2018, we entered into a securities exchange agreement with certain of the October and December 2017 Notes Payable holders. In connection with the securities exchange agreement, we issued a total of 2,250,000 shares of common stock in exchange for the settlement of principal due under the October and December 2017 Notes Payable totaling $166,667. The fair value of the shares of common stock issued, based on the market price of our common stock on the date of the securities exchange agreements, was determined to be $384,750. Due to the settlement of the principal balance of $166,667 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal balance totaling $218,083 and the unamortized debt discount as of the date of settlement of $37,602 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

On July 31, 2018, we entered into a securities exchange agreement with the October and December 2017 Notes Payable holders. In connection with the securities exchange agreement, we issued a total of 2,380,954 shares of common stock in exchange for the settlement of principal due totaling $250,000.  The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements was determined to be $366,667. Due to the settlement of the principal balance of $250,000 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal balance totaling $116,667 and the unamortized debt discount as of the date of settlement of $66,753 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

January and March 2018 Notes Payable

 On January 8, 2018, January 30, 2018, March 1, 2018 and March 2, 2018, we entered into a securities purchase agreement with three unrelated third-party investors, pursuant to which the investors loaned us gross proceeds of $677,500 in January 2018 and $550,000 in March 2018 pursuant to 0% promissory notes (“January and March 2018 Notes Payable”). The notes have an OID of $269,375 and bear interest at the rate of 0% per annum. The principal amount of $1,496,875 is to be repaid in twelve equal monthly installments. Monthly installments of $68,490 began in February 2018 and are due through January 2019 and monthly installments of $56,250 begin in April 2018 and are due through March 2019. The effective interest rate is 22% per annum for the January and March 2018 Notes Payable.

In connection with the January and March 2018 Notes Payable, we issued the investors restricted shares of our common stock totaling 1,282,000 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the January and March 2018 Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $226,669 in January 2018 and $187,574 in March 2018. In connection with the financing, we issued 621,317 restricted shares of our common stock in January 2018 and 314,737 restricted shares of common stock in March 2018 to a third-party consultant. The fair value of the restricted shares of common stock issued of $67,500 in January 2018 and $55,000 in March 2018 was recorded as a debt discount to the carrying value of the January and March 2018 Notes Payable. The discount is being amortized to interest expense using the effective interest method over the term of the January and March 2018 Notes Payable.

On July 31, 2018, we entered into a securities exchange agreement with the January and March 2018 Notes Payable holders. In connection with the securities exchange agreement, we issued a total of 2,857,144 shares of common stock in exchange for the settlement of principal due totaling $300,000.  The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements was determined to be $440,000. Due to the settlement of the principal balance of $300,000 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal balance totaling $140,000 and the unamortized debt discount as of the date of settlement of $99,638 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

February and March 2018 5% Notes Payable

On February 28, 2018 and March 28, 2018, we entered into a securities purchase agreement with two unrelated third-party investors, pursuant to which the investors loaned us gross proceeds of $650,000 pursuant to 5% promissory notes (“February and March 2018 5% Notes Payable”). The notes have an OID of $70,000 and require aggregate payments of $720,000 in principal. The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on October 28, 2018 for the note issued in February 2018 and in three installments on October 1, 2018, January 1, 2019 and April 1, 2019 for the note issued in March 2018.

In connection with the February and March 2018 5% Notes Payable, we issued the investors restricted shares of our common stock totaling 1,485,000 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the February and March 2018 5% Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $93,566 in February 2018 and $128,695 in March 2018. The discount is being amortized to interest expense using the effective interest method over the term of the February and March 2018 5% Notes Payable.

July 2018 5% Note Payable

On July 19, 2018, we entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $500,000 pursuant to 5% promissory notes (“July 2018 5% Notes Payable”). The notes have an OID of $50,000 and require payments of $550,000 in principal. The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on February 19, 2019.

In connection with the note, we issued the investor restricted shares of common stock totaling 1,600,000 shares.  The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the note.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $176,166. The discount is being amortized to interest expense using the effective interest method over the term of the note.

August 2018 Notes Payable

On August 1, 2018, we entered into a securities purchase agreement with two unrelated third-party investors in which the investors loaned us gross proceeds of $1,000,000 pursuant to a 0% promissory note (“August 2018 Notes Payable”).  The notes have an OID of $200,000 and require twelve payments of $100,000 in principal per month through August 2019. The August 2018 Notes Payable bear no interest per annum. The effective interest rate is 20% per annum for the notes.

In connection with the August 2018 Notes Payable, we issued the investors restricted shares of common stock totaling 1,000,000 shares.  The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the August 2018 Notes Payable.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $435,322. In connection with the financing, we issued 638,978 restricted shares to a third-party consultant. The fair value of the restricted shares of common stock issued of $100,000 was recorded as a debt discount to the carrying value of the August 2018 Notes Payable. The discount is being amortized to interest expense using the effective interest method over the term of the August 2018 Notes Payable.

September 2018 5% Notes Payable

On September 12, 2018, we entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $350,000 pursuant to 5% promissory notes (“September 2018 5% Notes Payable”). The notes have an OID of $40,000 and require payments of $390,000 in principal. The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable in three installments on March 12, 2019, June 12, 2019 and September 12, 2019 for the note.

In connection with the September 2018 5% Notes Payable, we issued the investor restricted shares of common stock totaling 1,000,000 shares.  The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the September 2018 5% Notes Payable.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $130,296. The discount is being amortized to interest expense using the effective interest method over the term of the Note.

Interest Expense

We recognized interest expense on notes payable of approximately $14,497 and $17,750 and $48,275 and $64,463 for the three and nine months ended September 30, 2018 and 2017, respectively.  Amortization of the debt discount to interest expense during the three and nine months ended September 30, 2018 and 2017 approximated $364,804 and $86,250 and $898,896 and $687,598, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Issuances of Common Stock

In the first quarter of 2018, eleven of our warrant holders exercised their Series B Warrants to purchase shares of common stock totaling 18,925,002 at an exercise price of $0.15 per share. We received net cash proceeds of $2,657,538. The remaining Series B Warrants totaling 6,741,667 expired on March 21, 2018. Per the terms of the engagement letter with H.C. Wainwright & Co. (“HCW”) in connection with the public offering in March 2017 and as a result of the Series B Warrant exercises, we paid HCW $181,213 and issued a warrant to purchase 862,917 shares of common stock at an exercise price of $0.1875 per share (125% of the price of the common stock sold in the public offering in March 2017) which expires on March 21, 2023. The fair value of the warrants issued to HCW totaled $136,729 and was determined using Black-Scholes. The fair value of the warrants was recorded as an offering cost but has no net impact to additional paid-in capital in stockholders’ equity in the accompanying condensed consolidated balance sheet. In the third quarter of 2018, a warrant holder exercised their Series A Warrants to purchase shares of common stock totaling 100,000 at an exercise price of $0.15 per share.  We received net cash proceeds of $13,950.

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

During the three and nine months ended September 30, 2018, we issued 0 and 106,486 shares of restricted common stock, respectively, for services and recorded expense of $0 and $10,500 which is included in general and administrative expense in the accompanying condensed consolidated statement of operations. The 106,486 shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of our common stock on the date of vesting.

During the three and nine months ended September 30, 2018, we issued 3,600,000 and 6,367,000 shares of restricted common stock, respectively, to note holders in connection with their notes payable.  The relative fair value of the shares of restricted common stock issued was determined to be $401,782 and $693,911, respectively, and was recorded as a debt discount (see Note 4).

In connection with the January and March 2018 Notes, we issued 621,317 restricted shares of common stock in January 2018 and 314,737 restricted shares of common stock in March 2018 to a third-party consultant. The fair value of the restricted shares of common stock issued of $67,500 in January 2018 and $55,000 in March 2018 was recorded as a debt discount to the carrying value of the notes payable during the nine months ended September 30, 2018 (see Note 4).

In connection with the August 2018 Notes, we issued 638,978 restricted shares of common stock in March 2018 to a third-party consultant. The fair value of the restricted shares of common stock issued of $100,000 in August 2018 was recorded as a debt discount to the carrying value of the notes payable during the nine months ended September 30, 20018 (see Note 4).

In March 2018, certain October and December 2017 Notes Payable holders elected to exchange $166,667 in principal for 2,250,000 shares of common stock (see Note 4). The fair value of the shares of common stock of $384,750 was based on the market price of our common stock on the date of issuance.

In April 2018, certain September 2017 5% Notes Payable holders elected to exchange $169,543 in principal and interest for 1,474,287 shares of common stock (see Note 4). The fair value of the shares of common stock of $196,080 was based on the market price of our common stock on the date of issuance.

In July 2018, certain December 2017 5% Notes Payable holders elected to exchange $402,433 in principal and interest for 3,832,695 shares of common stock (see Note 4). The fair value of the shares of common stock of $682,220 was based on the market price of our common stock on the date of issuance.

In July 2018, certain January and March 2018 Notes Payable holders elected to exchange $300,000 in principal for 2,857,144 shares of common stock (see Note 4). The fair value of the shares of common stock of $440,000 was based on the market price of our common stock on the date of issuance.

In July 2018, certain October and December 2017 Notes Payable holders elected to exchange $250,000 in principal for 2,380,954 shares of common stock (see Note 4). The fair value of the shares of common stock of $366,667 was based on the market price of our common stock on the date of issuance.

2013 Equity Incentive Plan

We have issued common stock, restricted stock units and stock option awards to employees, non-executive directors and outside consultants under the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by our Board of Directors in February of 2013. The 2013 Plan allows for the issuance of up to 10,000,000 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. As of September 30, 2018, there were no shares available under the 2013 Plan.

2014 Equity Incentive Plan

We have issued common stock, restricted stock units and stock options to employees, non-executive directors and outside consultants under the 2014 Equity Incentive Plan (“2014 Plan”), which was approved by our Board of Directors in November 2014. The 2014 Plan allows for the issuance of up to 20,000,000 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. As of September 30, 2018, there were 63 shares were available under the 2014 Plan.

2016 Equity Incentive Plan

We have issued common stock, restricted stock units and stock options to employees, non-executive directors and outside consultants under the 2016 Equity Incentive Plan (“2016 Plan”), which was approved by our Board of Directors in March 2016. The 2016 Plan allows for the issuance of up to 25,663,199 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. As of September 30, 2018, 15,506,569 shares were available under the 2016 Plan.

Stock Options

For the nine months ended September 30, 2018 and 2017, the following weighted average assumptions were utilized for the calculation of the fair value of the stock options granted during the period using Black-Scholes:

	2018	2017
Expected life (in years)	6.23	8.6
Expected volatility	200.6%	217.0%
Average risk-free interest rate	2.81%	2.28%
Dividend yield	0%	0%
Grant date fair value	$0.15	$0.17

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

The following table summarizes the number of stock options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2017	88,000	$0.17	8.2	$1,590
Granted	282,000	0.15	9.6	280
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2018	370,000	$0.15	9.3	$1,870

Vested and Expected to Vest at September 30, 2018	370,000	$0.15	9.3	$1,870

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding stock options and the quoted price of our common stock at September 30, 2018.  During the three and nine months ended September 30, 2018 and 2017, the Company recognized stock-based compensation from stock options of $4,820 and $904 and $9,218 and $6,310, respectively.

The weighted average grant date fair value of outstanding stock options for the nine months ended September 30, 2018 is $0.15 per share.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2018:

Restricted Stock Units
Outstanding at December 31, 2017	13,191,835
Granted	6,805,772
Exchanged	(713,541)
Cancelled	(1,536,459)
Outstanding at September 30, 2018	17,747,607

Vested at September 30, 2018	10,950,904

The vested restricted stock units at September 30, 2018 have not settled and are not showing as issued and outstanding shares of ours but are considered outstanding for earnings per share calculations. Settlement of these vested restricted stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of us, or (iii) 7-10 years from date of issuance. Settlement of vested restricted stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the board of directors and is subject to certain criteria having been fulfilled by the recipient.

We calculate the fair value of the restricted stock units based upon the quoted market value of the common stock at the date of grant. The grant date fair value of restricted stock units issued during the three and nine months ended September 30, 2018 was $39,000 and $982,292. For the three and nine months ended September 30, 2018 and 2017, we recognized $128,008 and $80,125 and $325,442 and $248,804, respectively, of stock-based compensation expense for the vested units. As of September 30, 2018, compensation expense related to unvested shares not yet recognized in the condensed consolidated statement of operations was approximately $878,289 and will be recognized over a remaining weighted-average term of 2.55 years.

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

In connection with the convertible debentures in 2015, we issued warrants with an exercise price of $0.30 per share and expiration in 2020 to investors and placement agents. Warrants to purchase 774,533 shares of common stock remain outstanding as of September 30, 2018.

In connection with the convertible debentures in 2016, we issued warrants to the investors and placement agents with an exercise price of $0.40 per share and expire in 2021. Warrants to purchase 4,220,000 shares of common stock remain outstanding as of September 30, 2018.

In connection with the public equity offering in March 2017, we issued Series A Warrants to purchase 25,666,669 shares of common stock at $0.15 per share and Series B Warrants to purchase 25,666,669 shares of common stock at $0.15 per share. The Series A Warrants expire in 2022. In the first quarter of 2018, certain investors elected to exercise 18,925,002 Series B Warrants and the remaining Series B Warrants expired in March 2018. We also issued warrants to purchase 1,283,333 shares of common stock to our placement agent with an exercise price of $0.1875 per share and expire in 2022 in connection with the Series B Warrants exercised, as well as in March 2018 we issued our placement agent warrants to purchase 862,917 shares of common stock with an exercise price of $0.1875 per share and expire in 2023 in connection with the Series B Warrants exercised.

For the nine months ended September 30, 2018, the following weighted average assumptions were utilized for the calculation of the fair value of the warrants issued during the period using Black-Scholes:

2018
Expected life (in years)	5.0
Expected volatility	183.8%
Average risk-free interest rate	2.69%
Dividend yield	0%

At September 30, 2018, there are 33,679,973 fully vested warrants outstanding. The weighted average exercise price of outstanding warrants at September 30, 2018 is $0.19 per share, the weighted average remaining contractual term is 3.3 years and the aggregate intrinsic value of the outstanding warrants is $27,817.

Net Loss per Share

Restricted stock units that are vested but the issuance and delivery of the shares are deferred until the employee or director resigns are included in the basic and diluted net loss per share calculations.

The weighted average shares of common stock outstanding used in the basic and diluted net loss per share calculation for the three and nine months ended September 30, 2018 and 2017 was 203,576,357 and 152,250,793 and 191,530,885 and 143,192,157, respectively.

The weighted average restricted stock units vested but issuance of the common stock is deferred until there is a change in control, a specified date in the agreement or the employee or director resigns used in the basic and diluted net loss per share calculation for the three and nine months ended September 30, 2018 and 2017 was 10,950,904 and 9,337,141 and 10,759,456 and 9,133,039, respectively.

The total weighted average shares outstanding used in the basic and diluted net loss per share calculation for the three and nine months ended September 30, 2018 and 2017 was 214,527,261 and 161,587,934 and 202,290,341 and 152,325,196, respectively.

The following table shows the anti-dilutive shares excluded from the calculation of basic and diluted net loss per common share as of September 30, 2018 and 2017:

	As of September 30,
	2018	2017
Gross number of shares excluded:
Restricted stock units – unvested	6,796,703	3,437,500
Stock options	370,000	79,000
Warrants	33,679,973	58,583,725
Total	40,846,676	62,100,225

The above table does not include the ANDA Consideration Shares related to the Novalere acquisition totaling 138,859 at September 30, 2018 and 2017, respectively, as they are considered contingently issuable.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In May 2017, we entered into a commercial agreement with West-Ward Pharmaceuticals International Limited (“WWPIL”), a wholly-owned subsidiary of Hikma Pharmaceuticals PLC (“Hikma”) (LSE: HIK) (NASDAQ Dubai: HIK) (OTC: HKMPY). Pursuant to the commercial agreement, WWPIL provided us with the rights to launch our branded, fluticasone propionate nasal spray USP, 50 mcg per spray (FlutiCare®), under WWPIL’s FDA approved ANDA No. 207957 in the U.S. in mid-November 2017. The initial term of the commercial agreement is for two years, and upon expiration of the initial term, the agreement will automatically renew for subsequent one-year terms unless either party notifies the other party in writing of its desire not to renew at least 90 days prior to the end of the then current term. The agreement requires us to meet certain minimum product batch purchase requirements in order for the agreement to continue to be in effect. We have met the annual minimum product batch purchase requirements to date.

Litigation

James L. Yeager, Ph.D., and Midwest Research Laboratories, LLC v. Innovus Pharmaceuticals, Inc. On January 18, 2018, Dr. Yeager and Midwest Research Laboratories (the “Plaintiffs”) filed a complaint in the Illinois Northern District Court in Chicago, Illinois, which Plaintiffs amended on February 26, 2018 (“Amended Complaint”).  The Amended Complaint alleges that the Company violated Dr. Yeager’s right of publicity and made unauthorized use of his name, likeness and identity in advertising materials for its product Sensum+®. Plaintiffs seek actual and punitive damages, costs and attorney’s fees, an injunction and corrective advertising. In October 2018, we filed a motion to dismiss the action. We believe that the Plaintiffs’ allegations and claims are wholly without merit, and we intend to defend the case vigorously and assert counterclaims against the Plaintiffs.  More specifically, we believe that we secured and paid for all of the rights claimed by Dr. Yeager from his company Centric Research Institute (“CRI”) pursuant to agreements with CRI (the “CRI Agreements”) and that CRI has indemnification obligations under the CRI Agreements for all expenses and losses associated with the claims made by the Plaintiffs.

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

NOTE 7 – SUBSEQUENT EVENTS

In October 2018, we entered into a promissory note agreement and securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $500,000 in consideration for the issuance of a 5% promissory note. The note has an OID of $50,000 and requires payment of $550,000 in principal. The note bears interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on May 1, 2019. As additional consideration for the purchase of the note, we issued 1,600,000 shares of restricted common stock to the investor.

In October 2018, we entered into an exchange agreement with a note holder of the February and March 2018 5% Notes Payable to convert the principal and interest balance of $340,036 to 4,250,445 shares of common stock.

In November 2018, we entered into a promissory note agreement and securities purchase agreement with three unrelated third-party investors in which the investors loaned us gross proceeds of $898,000 in consideration for the issuance of a 0% promissory note. The notes have an OID of $202,000 and requires payment of $1,100,000 in principal. The note bears interest at the rate of 0% per annum and the principal amount and interest are payable at maturity on November 6, 2019. As additional consideration for the purchase of the note, we issued 1,200,000 shares of restricted common stock to the investors.

In November 2018, we entered into an exchange agreement with a note holder of the February and March 2018 Notes Payable to convert the principal balance of $100,000 to 1,250,000 shares of common stock.

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

Our business model leverages our ability to (a) develop and build our current pipeline of proprietary products, and (b) to acquire outright or in-license commercial products that are supported by scientific and/or clinical evidence, place them through our existing supply chain, retail and on-line (including our Amazon®, eBay®, Wish.com, Sears.com, Walmart.com®, Newegg.com, Bonanza.com, Alibaba.com and Walgreens.com on-line stores and other e-commerce business platforms) channels to tap new markets and drive demand for such products and to establish physician relationships. We currently have 31 products marketed in the United States with 12 of those being marketed and sold in multiple countries around the world through some of our 16 international commercial partners. We currently expect to launch an additional four products in the U.S. in 2018 and we currently have approvals to launch certain of our already marketed products in at least six additional countries.

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

2.	Carvanum™ for indications for muscle soreness (fourth quarter 2018);
3.	MZS Sleeping Aid with CBD oil (fourth quarter 2018);
4.	Trexar™ for neuropathy support and enhanced sensation (fourth quarter 2018);
5.	Musclin™ for muscle growth (first quarter 2019);
6.	Regenerum™ for muscle wasting or cachexia (first quarter 2019);
7.	Optik for vision support (first quarter 2019).

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

Results of Operations for the Three and Nine Months Ended September 30, 2018 Compared with the Three and Nine Months Ended September 30, 2017

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	$ Change	% Change
NET REVENUE:
Product sales, net	$6,956,861	$2,218,343	$4,738,518	213.6%
License revenue	582	2,500	(1,918)	(76.7)%
Service revenue	189,462	-	189,462	100.0%
Cooperative marketing revenue	233,074	-	233,074	100.0%
Net revenue	7,379,979	2,220,843	5,159,136	232.3%

OPERATING EXPENSE:
Cost of product sales	1,536,792	480,076	1,056,716	220.1%
Research and development	59,201	8,736	50,465	577.7%
Sales and marketing	5,263,533	1,626,630	3,636,903	223.6%
General and administrative	2,023,030	1,321,001	702,029	53.1%
Total operating expense	8,882,556	3,436,443	5,446,113	158.5%
LOSS FROM OPERATIONS	(1,502,577)	(1,215,600)	(286,977)	(23.6)%
OTHER INCOME (EXPENSE):
Interest expense	(381,663)	(104,276)	277,387	266.0%
Loss on extinguishment of debt	(745,439)	(89,341)	656,098	100.0%
Other income (expense), net	290	(4,800)	(5,090)	(106.0)%
Fair value adjustment for contingent consideration	179,451	69,305	(110,146)	(158.9)%
Change in fair value of derivative liabilities	-	16,055	16,055	100.0%
Total other expense, net	(947,361)	(113,057)	834,304	738.0%
NET LOSS	$(2,449,938)	$(1,328,657)	(1,121,281)	(84.4)%

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	$ Change	% Change
NET REVENUE:
Product sales, net	$18,469,199	$6,426,790	$12,042,409	187.4%
License revenue	5,737	10,000	(4,263)	(42.6)%
Service revenue	345,110	-	345,110	100.0%
Cooperative marketing revenue	416,710	-	416,710	100.0%
Net revenue	19,236,756	6,436,790	12,799,966	198.9%

OPERATING EXPENSE:
Cost of product sales	3,739,837	1,329,131	2,410,706	181.4%
Research and development	93,093	26,982	66,111	245.0%
Sales and marketing	14,094,203	4,869,717	9,224,486	189.4%
General and administrative	5,638,352	4,207,899	1,430,453	34.0%
Total operating expense	23,565,485	10,433,729	13,131,756	125.9%
LOSS FROM OPERATIONS	(4,328,729)	(3,996,939)	(331,790)	(8.3)%
OTHER INCOME (EXPENSE):
Interest expense	(949,533)	(771,885)	177,648	23.0%
Loss on extinguishment of debt	(1,039,711)	(394,169)	645,542	163.8%
Other income (expense), net	665	(5,622)	(6,287)	(111.8)%
Fair value adjustment for contingent consideration	198,250	195,459	(2,791)	(1.4)%
Change in fair value of derivative liabilities	-	(32,138)	(32,138)	(100.0)%
Total other expense, net	(1,790,329)	(1,008,355)	781,974	77.6%
Provision for income taxes	-	3,200	(3,200)	(100.0)%
NET LOSS	$(6,119,058)	$(5,008,494)	(1,110,564)	(22.2)%

Net Revenue

We recognized net revenue of approximately $7.4 million and $19.2 million for the three and nine months ended September 30, 2018, respectively, compared to $2.2 million and $6.4 million for the three and nine months ended September 30, 2017, respectively. The increase in net revenue in 2018 was primarily the result of the expansion of the Beyond Human Sales and Marketing platform into direct mail marketing including catalogs, postcards, and tear sheets introduced in the middle of the first quarter of 2018 in addition to the newspaper and magazine advertisements previously utilized as well as the introduction of new products including Diabasens™ in the first quarter of 2018 and Apeaz® and ArthriVarx® in mid-2017. The following represents the number of units shipped of our top products during the periods:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	# Change	% Change
Number of units
Diabasens™	70,363	-	70,363	100.0%
Vesele®	40,359	11,896	28,463	239.3%
Fluticare®	35,813	-	35,813	100.0%
Apeaz®	32,850	3,126	29,724	950.9%
UriVarx®	32,429	15,004	17,425	116.1%
Zestra® & Zestra Glide®	30,243	2,515	27,728	1,102.5%

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	# Change	% Change
Number of units
Diabasens™	94,778	-	94,778	100.0%
UriVarx®	86,783	26,528	60,255	227.1%
Zestra® & Zestra Glide®	58,247	3,938	54,309	1,379.5%
Vesele®	56,411	34,417	21,994	63.9%
Apeaz®	53,943	3,126	50,817	1,625.6%
Fluticare®	44,348	-	44,348	100.0%

Cost of Product Sales

We recognized cost of product sales of approximately $1.5 million and $3.7 million for the three and nine months ended September 30, 2018, respectively compared to $0.4 million and $1.3 million for the three and nine months ended September 30, 2017, respectively. The cost of product sales includes the cost of inventory, shipping and warehouse costs, royalties and salaries and benefits for our warehouse employees. The increase in cost of product sales is a result of higher shipping costs due to an increase in the number of units shipped.  The increase in the gross margin to 80.6% in 2018 compared to 79.4% in 2017 is due to the higher margins earned on the increased volume of our product sales through the Beyond Human™ sales and marketing platform, as well as the efforts in the first half of 2018 to bring our fulfillment and shipping process in-house to our facility in San Diego.

Research and Development

We recognized research and development expense of approximately $59,000 and $93,000 for the three and nine months ended September 30, 2018, respectively, compared to $9,000 and $27,000 for the three and nine months ended September 30, 2017, respectively. Research and development expenses include costs for stability testing and other development related costs for our products.

Sales and Marketing

We recognized sales and marketing expense of approximately $5.3 million and $14.1 million for the three and nine months ended September 30, 2018, respectively, compared to $1.6 million and $4.9 million for the three and nine months ended September 30, 2017, respectively. Sales and marketing expense consists primarily of print advertisements and sales and marketing support. The increase in sales and marketing expense during the three and nine months ended September 30, 2018 when compared to the same period in 2017 is due to the increase in the number of products integrated into the Beyond Human™ sales and marketing platform, an increase in the distribution of direct mail and print advertisements, as well as the costs of our third-party customer service call center due to the higher volume of sales orders received as a result of the Beyond Human® asset acquisition. Also, initial product launches require larger advertising spends in an effort to increase brand awareness. Total direct advertising costs for the three and nine months ended September 30, 2018 was $4.3 million and $11.5 million, respectively, compared to $1.4 million and $4.0 million for the three and nine months ended September 30, 2017.

General and Administrative

We recognized general and administrative expense of approximately $2.0 million and $5.6 million for the three and nine months ended September 30, 2018, respectively, compared to $1.3 million and $4.2 million for the three and nine months ended September 30, 2017, respectively. The increase in general and administrative expense over the periods is primarily due to the growth of the Company which has resulted in the need for additional employees from 6 employees as of September 30, 2017 to 26 employees as of September 30, 2018 as well as the additional occupancy costs relating to a lease agreement entered into in November 2017 for a fulfillment and corporate office building. General and administrative expense consists primarily of salaries expense, investor relation expense, legal, accounting, public reporting costs and other infrastructure expense related to the launch of our products. Additionally, our general and administrative expense includes professional fees, insurance premiums and general corporate expense.

Other Income and Expense

We recognized interest expense of approximately $382,000 and $950,000 for the three and nine months ended September 30, 2018, respectively, and $104,000 and $772,000 for the three and nine months ended September 30, 2017, respectively. Interest expense primarily includes interest related to our debt and amortization of debt discounts (see Note 4 to the accompanying condensed consolidated financial statements). Due to the shares, warrants and cash discounts provided to our lenders, the effective interest rate is significantly higher than the coupon rate. The increase in interest expense during the three and nine months ended September 30, 2018 is due to the larger amount of debt discount amortization in 2018 compared to 2017 due to the notes issued in the first and third quarter of 2018.

We recognized a loss on extinguishment of debt of approximately $745,000 and $1,040,000 during the three and nine months ended September 30, 2018, respectively, compared to a loss of $89,000 and $394,000 during the three and nine months ended September 30, 2017, respectively. The loss on debt extinguishment in 2018 was the result of the securities exchange agreements entered into with certain note payable holders during 2018. In exchange for the issuance of 12,795,080 shares of common stock with a fair value of approximately $2,070,000, we settled the principal and interest balances totaling $1,289,000 with the noteholders. The remaining loss on debt extinguishment was the write-off of the remaining unamortized debt discount as of the date of settlement of $259,000. The loss on debt extinguishment in 2017 was due to a settlement of notes payable as well as the required prepayment of the 2016 convertible notes from the cash proceeds received through the public equity offering in March 2017.

We recognized a gain from the fair value adjustment for contingent consideration of approximately $179,000 and $198,000 for the three and nine months ended September 30, 2018, respectively, compared to a gain of $69,000 and $195,000 for the three and nine months ended September 30, 2017. Fair value adjustment for contingent consideration consists primarily of the change in the fair value of the contingent ANDA shares of common stock issuable to individual members of Novalere Holdings, LLC in connection with our acquisition in 2015 and the royalty contingent consideration to Semprae.

We recognized a gain (loss) from the change in fair value of derivative liabilities of approximately $16,000 and $(32,000) for the three and nine months ended September 30, 2017. Change in fair value of derivative liabilities primarily includes the change in the fair value of the warrants and embedded conversion features classified as derivative liabilities. The loss on change in fair value of derivative liabilities during the nine months ended September 30, 2017 is primarily due to the increase in our stock price from December 31, 2016 through the date of conversion of certain of the convertible debentures in 2017, which resulted in the fair value of the embedded conversion features at the conversion date to be higher than the fair value at December 31, 2016. There was no change in fair value during the three and nine months ended September 30, 2018, respectively, as we adopted ASU 207-11 which resulted in our warrants derivative liability being reclassified to equity as of the date of adoption on January 1, 2018 (see Note 1 to the accompanying condensed consolidated financial statements).

Net Loss

Net loss for the three and nine months ended September 30, 2018 was approximately $2.5 million or $0.01 basic and diluted net loss per share and $6.1 million or $0.03 basic and diluted net loss per share, respectively, compared to a net loss of $1.3 million or $0.01 basic and diluted net loss per share and $5.0 million or $0.03 basic and diluted net loss per share for the three and nine months ended September 30, 2017, respectively.

Liquidity and Capital Resources

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments. Combined with revenue, these funds have provided us with the capital to operate our business, to sell and support our products, attract and retain key personnel, and add new products to our portfolio. To date, we have experienced net losses each year since our inception. As of September 30, 2018, we had an accumulated deficit of $41.7 million and working capital deficit of $1.6 million.

As of September 30, 2018, we had approximately $0.7 million in cash and $453,675 held by merchant processors reported in other current assets and as of November 13, 2018 we had approximately $1,528,293 million in cash and $387,062 held by merchant processors reported in other current assets. Although no assurances can be given, we currently plan to raise additional capital through the sale of equity or debt securities. We expect, however, that our existing capital resources, revenue from sales of our products and upcoming new product launches and sales milestone payments from the commercial partners signed for our products, and equity instruments available to pay certain vendors and consultants, will be sufficient to allow us to continue our operations, commence the product development process and launch selected products through at least the next 12 months. In addition, our CEO, who is also a significant shareholder, has deferred the remaining payment of his salary earned through June 30, 2016 totaling $1.2 million for at least the next 12 months.

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

The Company’s principle debt instruments include the following:

In the first quarter of 2018, we entered into a securities purchase agreement with three unrelated third-party investors, pursuant to which the investors loaned us gross proceeds of $1,222,500 pursuant to 0% promissory notes (“January and March 2018 Notes Payable”). The January and March 2018 Notes Payable have an OID of $269,375 and bear interest at the rate of 0% per annum. The principal amount of $1,496,875 is to be repaid in twelve equal monthly installments. Monthly installments of $68,490 began in February 2018 and are due through January 2019 and monthly installments of $56,250 begin in April 2018 and are due through March 2019. In connection with the January and March 2018 Notes Payable, we issued 1,282,000 restricted shares of common stock to the investors. The remaining principal balance under these notes was $411,459 at September 30, 2018. In July 2018, we entered into a securities exchange agreement with two of the note holders. In connection with the securities exchange agreement, we issued a total of 2,857,144 shares of common stock in exchange for the settlement of the remaining principal due under the notes payable to those investors, totaling $300,000.

In February and March 2018, we entered into securities purchase agreements with two unrelated third-party investors, pursuant to which the investors loaned us gross proceeds of $650,000 pursuant to 5% promissory notes (“February and March 2018 5% Notes Payable”). The February and March 2018 5% Notes Payable have an OID of $70,000 and require payment of $720,000 in principal. The February and March 2018 5% Notes Payable bear interest at the rate of 5% per annum and the principal amount and accrued interest are payable at maturity on October 28, 2018 for the note issued in February 2018 and in three installments on October 1, 2018, January 1, 2019 and April 1, 2019 for the note issued in March 2018. In connection with the February and March 2018 5% Notes Payable, we issued the investors restricted shares of common stock totaling 1,485,000. The remaining principal balance under these notes was $720,000 at September 30, 2018.

In July 2018, we entered into a securities purchase agreement with an unrelated third-party investor, pursuant to which the investor loaned us gross proceeds of $500,000 pursuant to 5% promissory notes (“July 2018 5% Notes Payable”). The July 2018 5% Notes Payable have an OID of $50,000 and require aggregate payments of $550,000 in principal. The July 2018 5% Notes Payable bear interest at the rate of 5% per annum and the principal amount and accrued interest are payable at maturity on February 19, 2019. In connection with the July 2018 5% Notes Payable, we issued the investor restricted shares of common stock totaling 1,600,000. The remaining principal balance under these notes was $550,000 at September 30, 2018.

In August 2018, we entered into securities purchase agreements with two unrelated third-party investors, pursuant to which the investors loaned us gross proceeds of $1,000,000 pursuant to 0% promissory notes (“August 2018 Notes Payable”). The August 2018 Notes Payable have an OID of $200,000 and require twelve payments of $100,000 in principal per month through August 2019. The August 2018 Notes Payable bear no interest per annum. In connection with the August 2018 Notes Payable, we issued the investors restricted shares of common stock totaling 1,000,000. The remaining principal balance under these notes was $1,100,000 at September 30, 2018.

In September 2018, we entered into a securities purchase agreement with an unrelated third-party investor, pursuant to which the investor loaned us gross proceeds of $350,000 pursuant to 5% promissory notes (“September 2018 5% Notes Payable”). The September 2018 5% Notes Payable have an OID of $40,000 and require aggregate payments of $390,000 in principal. The September 2018 5% Notes Payable bear interest at the rate of 5% per annum and the principal amount and accrued interest are payable in three installments on March 12, 2019, June 12, 2019 and September 12, 2019. In connection with the September 2018 5% Notes Payable, we issued the investor restricted shares of common stock totaling 1,000,000. The remaining principal balance under these notes was $390,000 at September 30, 2018.

Net Cash Flows

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net cash used in operating activities	$(5,587,887)	$(1,546,527)
Net cash used in investing activities	(195,362)	(10,131)
Net cash provided by financing activities	4,921,401	2,041,784
Net change in cash	(861,847)	485,126
Cash at beginning of period	1,564,859	829,933
Cash at end of period	$703,012	$1,315,059

Operating Activities

For the nine months ended September 30, 2018, cash used in operating activities was approximately $5.6 million consisting primarily of the net loss for the period of approximately $6.1 million as well as the purchase of additional inventory, $0.5 million,  to support the significant growth in sales during the period and merchant processor holdback, $0.8 million, which was primarily offset by non-cash common stock, restricted stock units and stock options issued for services and compensation of approximately $356,000, amortization of debt discount of $899,000, loss on debt extinguishment of $1.0 million, and amortization of intangible assets of $472,000. The increase in net cash used in operating activities during 2018 is primarily the result of increased marketing spending in launching a number of new products and the introduction of direct mail advertising which has been the main cause for the increase in revenues during the period, expansion of our operations which include hiring personnel and product commercialization activities.

Investing Activities

For the nine months ended September 30, 2018, cash used in investing activities was approximately $0.2 million which consisted of the purchase of property and equipment for our expanded corporate and fulfillment office location.

Financing Activities

For the nine months ended September 30, 2018, cash provided by financing activities was approximately $4.9 million, consisting primarily of the gross proceeds from the exercise of Series B Warrants of $2.7 million and notes payable of $3.7 million, offset by the repayment of notes payable and short-term loans payable of $1.5 million.  Cash provided by financing activities in 2017 was primarily related to the net proceeds from the public equity offering in March 2017 of $3.3 million and notes payable of $300,000, offset by the repayment of convertible debentures of approximately $1.2 million, notes payable of $214,000, and the prepayment penalty on the repayment of the convertible debentures of $127,000.

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

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our condensed consolidated statements of operations, balance sheet, and cash flows as of and for the three and nine months ended September 30, 2018.

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

For the three and nine months ended September 30, 2018, there were no other material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2017.

Off- Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of September 30, 2018, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including chief executive officer and vice president, finance, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

James L. Yeager, Ph.D., and Midwest Research Laboratories, LLC v. Innovus Pharmaceuticals, Inc. On January 18, 2018, Dr. Yeager and Midwest Research Laboratories (the “Plaintiffs”) filed a complaint in the Illinois Northern District Court in Chicago, Illinois, which Plaintiffs amended on February 26, 2018 (“Amended Complaint”).  The Amended Complaint alleges that the Company violated Dr. Yeager’s right of publicity and made unauthorized use of his name, likeness and identity in advertising materials for its product Sensum+®. Plaintiffs seek actual and punitive damages, costs and attorney’s fees, an injunction and corrective advertising. In October 2018, we filed a motion to dismiss the actions. We believe that the Plaintiffs’ allegations and claims are wholly without merit, and we intend to defend the case vigorously and assert counterclaims against the Plaintiffs.  More specifically, we believe that we secured and paid for all of the rights claimed by Dr. Yeager from his company Centric Research Institute (“CRI”) pursuant to agreements with CRI (the “CRI Agreements”) and that CRI has indemnification obligations under the CRI Agreements for all expenses and losses associated with the claims made by the Plaintiffs.

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

During the three months ended September 30, 2018, we entered into a Settlement Agreement and General Release with an unrelated note holder to convert the outstanding principal and interest balance of $169,543 into 1,474,287 restricted shares of our common stock.

On July 19, 2018, we entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $500,000, pursuant to which we issued to such investor (i) the July 2018 5% Notes Payable, in the aggregate principal amount of $550,000, and (ii) 1,600,000 restricted shares of our common stock.

On July 23, 2018, we entered into a securities and exchange agreement with the December 2017 5% Note Payable holder, pursuant to which we issued a total of 3,832,695 shares of our common stock in exchange for the settlement of principal and interest due totaling $402,433. The fair value of the shares of common stock issued, based on the market price of our common stock on the date of the securities exchange agreements, was determined to be $682,220.

On August 1, 2018, we entered into a securities purchase agreement with two unrelated third-party investors in which the investors loaned us gross proceeds of $1,000,000, pursuant to which we issued to such investors (i) the August 2018 Notes Payable, in the aggregate principal amount of $1,200,000, and (ii) 1,000,000 restricted shares of our common stock. In addition, in connection with the transaction, we issued 638,978 restricted shares of our common stock to a third-party consultant for services rendered.

On August 5, 2018, we entered into a securities and exchange agreement with certain of the October and December 2017 Notes Payable holders, pursuant to which we issued a total of 5,238,098 shares of our common stock in exchange for the settlement of principal due totaling $550,000. The fair value of the shares of common stock issued, based on the market price of our common stock on the date of the securities exchange agreements, was determined to be $885,239.

On September 12, 2018, we entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $350,000, pursuant to which we issued to such investor (i) the September 2018 5% Notes Payable, in the aggregate principal amount of $390,000, and (ii) 1,000,000 restricted shares of our common stock.

Proceeds from each of the above issuances were used for general corporate purposes. All of the above sales and issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by and issuer not involving any public offering, Regulation D of the Securities Act, and/or Section 3(a)(9) under the Securities Act. In all such transactions, certain inquiries were made by the Company to establish that such sales qualified for such exemption from the registration requirements.

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

Innovus Pharmaceuticals, Inc.
(Registrant)

Date: November 14, 2018	/s/ Bassam Damaj
Bassam Damaj, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Ryan Selhorn
Ryan Selhorn, CPA
Vice President, Chief Financial Officer
(Principal Financial Officer)