Form 10-K
period 2018-12-31
INNOVUS PHARMACEUTICALS, INC.
filed 2019-04-01
CIK 1411879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $16.3 million, based on the closing price of $11.55 for the registrant’s common stock as quoted on the OTCQB Market on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock of the registrant are held by affiliates of the registrant. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, affiliates of the registrant for any other purpose.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of April 1, 2019, the registrant had 2,355,737 shares of common stock outstanding.

Documents Incorporated by Reference

The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to portions of the registrant’s definitive proxy statement with respect to its 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2018, pursuant to Regulation 14A.

PART I

This Annual Report on Form 10-K includes the accounts of Innovus Pharmaceuticals, Inc., a Nevada corporation (“Innovus Pharma”), together with its wholly-owned subsidiaries, as follows (collectively referred to as “Innovus,” “we,” “our,” “us” or the “Company”): Semprae Laboratories, Inc., a Delaware corporation (“Semprae”), FasTrack Pharmaceuticals, Inc., a Delaware corporation (“FasTrack”), Novalere, Inc., a Delaware corporation (“Novalere”), Supplement Hunt, Inc., a Nevada corporation (“Supplement Hunt”) and Prime Savings Club, Inc., a Nevada corporation (“Prime Savings Club”).

“Zestra®,” “Zestra Glide®,” “EjectDelay®,” “Sensum+®,” “Vesele®,” “Beyond Human®,” “Androferti®,” “RecalMax™,” “UriVarx®,” “FlutiCare®,” “Xyralid®,” “AllerVarx®,” “Apeaz®,” “ArthriVarx®,” “Diabasens®,” “Musclin®,” “Regenerum™” and other trademarks and intellectual property of ours appearing in this report are our property, unless indicated otherwise. Can-C® is a registered trademark of International AntiAging Systems that is licensed to the Company. Amazon® is a registered trademark owned by Amazon Technologies, Inc., eBay® is a registered trademark owned by eBay, Inc., Wish.com is owned by Wish, Inc., Sears.com is owned by Sears Brands, LLC, Walmart.com® is a registered trademark owned by Wal-Mart Stores, Inc., and Walgreens.com is owned by Walgreen Co. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Overview

We are an emerging over-the-counter (“OTC”) consumer goods and specialty pharmaceutical company engaged in the commercialization, licensing and development of safe and effective non-prescription medicine, consumer care products, supplements and medical devices to improve men’s and women’s health and vitality. Our products currently focus in six main categories, including sexual health, pain management, general muscle health, respiratory, sleep, and diabetic care. We deliver innovative and unique health solutions of OTC medicines, devices, consumer and health products, and clinical supplements through four general channels including Direct to Consumer Marketing, E-Commerce, Retail/Wholesale, and International Distribution. Collectively these channels make up our proprietary Beyond Human® Sales & Marketing Platform which was acquired in 2016 and significantly expanded through the development of proprietary algorithms to target consumers and improve efficiency and return in 2018. We are dedicated to being a leader in developing and marketing new OTC and branded Abbreviated New Drug Application (“ANDA”) products, supplements and medical devices. We are actively pursuing opportunities where existing prescription drugs have recently, or are expected to, change from prescription (or Rx) to OTC. These “Rx-to-OTC switches” require Food and Drug Administration (“FDA”) approval through a process initiated by the New Drug Application (“NDA”) holder.

Our business model leverages our ability to (a) develop and build our current pipeline of proprietary products, and (b) to also acquire outright or in-license commercial products that are supported by scientific and/or clinical evidence, place them through our existing supply chain, retail and on-line (including our Amazon®, eBay®, Wish.com, Walmart.com®, and Walgreens.com on-line stores and our own product websites and platforms among other e-commerce business platforms) channels to tap new markets and drive demand for such products and to establish physician relationships.

Corporate Structure

We are incorporated in the State of Nevada and have five wholly-owned subsidiaries including Novalere, Inc., Semprae Laboratories, Inc., FasTrak Pharmaceuticals, Inc., Supplement Hunt, Inc., and Prime Savings Club, Inc.

Our Strategy

Our corporate strategy focuses on three primary objectives:

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

2.

Building an innovative, U.S. and global sales and marketing model through direct to consumer approaches such as our proprietary Beyond Human® sales and marketing platform and Supplement Hunt™ platform, the addition of new online platforms such as Amazon®, eBay®, Wish.com, Walmart.com® and Walgreens.com, through our own websites both nationally and internationally and commercial partnerships with established international complementary partners that: (a) generates revenue, and (b) requires a lower cost structure compared to traditional pharmaceutical companies, thereby increasing our gross margins; and

3.	Developing and acquiring the assets of on-line marketplaces such as Supplementhunt.com and Primesavingsclub.com that focus on certain market segments such as lower priced, soon to expire supplement business with the Supplementhunt.com asset acquisition and with the select consumer product business through Primesavingsclub.com among others in which we sell third party, brand or non-branded products.

We believe that our proven ability to market, license, acquire and develop brand name non-prescription pharmaceutical and consumer health products and devices and sell third party products on our platforms uniquely positions us to commercialize our products, expand our platforms and grow in this market in a differentiated way. The following are additional details about our strategy:

●

Focusing on acquisition and licensing of commercial, non-prescription pharmaceutical and consumer health products, supplements and certain related devices that are well aligned with current therapeutic areas of male and female sexual health, urology, pain, vitality, respiratory and other diseases and conditions. In general, we seek non-prescription pharmaceutical (OTC monograph, Rx to OTC ANDA switched drugs) and consumer health products, supplements and certain related devices that are already marketed with scientific and/or clinical data and evidence that are aligned with our therapeutic areas, which we then can grow and expand sales through our existing retail and online channels and commercial partners on a worldwide basis. We have done this through our acquisitions and licensing of (1) Sensum+® from Centric Research Institute or CRI, (2) Zestra® and Zestra Glide® from Semprae, (3) Vesele® from Trôphikôs, LLC, (4) U.S. and Canada rights to Androferti® from Laboratorios Q Pharma (Spain), (5) FlutiCare® from Novalere, (6) UriVarx® from Seipel Group, (7) Can-C® eye drops and supplement from International AntiAging Systems, (8) our 9 Beyond Human® supplements from Beyond Human, LLC, (9) MZS™, melatonin from International AntiAging Systems, (10) Musclin® from the University of Iowa, and (11) HealthiFeet®, ThermoMax® and BreastLift™ from Boston Topicals;

●	Increasing the number of U.S. non-exclusive distribution channel partners for print media, direct mailing and online sales. One of our goals is to increase the number of our own and third-party U.S. distribution channel partners that sell our products and make them more efficient and profitable through our proprietary consumer targeting algorithms. To do this, we have devised a three-pronged approach. First, we have developed a proprietary consumer targeting algorithm that allows us to increase our print media and direct to consumer mailings for our products. Second, we are seeking to expand the number of OTC direct selling partners, such as the larger in-store retail and wholesale distributors for selected products, and to expand sales to the more regional, statewide and local distributors, such as regional pharmacy chains, large grocery stores and supplement and health stores for selected products. Third, we are working to expand our online presence through relationships with well-known online sellers and the building of our own platforms such as established Amazon®, eBay®, Wish.com, Walmart.com® and Walgreens.com, among other stores, in addition to our own product websites;

●	Developing or acquiring products or developing or acquiring proprietary product ingredients that may prove to be more profitable in the long run for the Company. We are currently exploring the acquisition and development of proprietary product ingredients that we can use to develop our own products through our various channels and to sell product ingredients to third parties that they can use to develop their own products;

●	Seeking commercial partnerships outside the U.S. and developing consistent international commercial and distribution systems. We seek to develop a strong network of international distribution partners outside of the U.S. To do so, we are relying in part on past relationships that Dr. Bassam Damaj, our President and Chief Executive Officer, has developed with certain commercial partners globally. In addition, we believe we have the ability to develop new relationships with commercial distributors who can demonstrate they have leading positions in their regions and can provide us with effective marketing and sales efforts and teams to introduce our products to physicians and therapists. Our commercial partners outside the U.S. are responsible for storing, distributing and promoting our products to physicians, urologists, gynecologists, therapists and to other healthcare providers. We currently have 12 active commercial partnerships covering our products in 45 countries outside the U.S.;

●	Developing our own proprietary products and a proprietary patent and trademark portfolio to protect the therapeutic products and categories we desire to enter. We have developed certain of our products ourselves, such as Apeaz® for arthritis pain, Xyralid® for hemorrhoids and Diabasens®, a diabetic foot cream. We have filed and are working to secure patent claims in the U.S. and abroad covering product inventions and innovations that we believe are valuable. These patents, if issued and ultimately found to be valid, may enable us to create a barrier to entry for competitors on a worldwide basis. To date, we have 4 issued U.S. patents, 12 U.S. patent applications, 12 foreign patents, and 10 foreign patent applications. We also currently have 33 U.S. trademark registrations, 38 U.S. trademark applications, 50 foreign trademark registrations and 47 foreign trademark applications;

●	Achieving cost economies of scale from lower-cost manufacturing, integrated distribution channels and multiple product discounts. We believe that we can achieve higher gross margins per product by shifting manufacturing to lower cost manufacturers. We also feel that we can acquire other OTC and consumer healthcare products and reintroduce them into our networks and sales and marketing platforms utilizing our integrated distribution and direct to consumer channels, thus receiving multiple product economies of scale from our distribution partners; and

●	Building or acquiring additional on-line marketplaces for our and third party products. We believe that we can achieve higher profit margins from building our own or purchasing niche on-line marketplaces that can achieve relatively high gross margins and be profitable over the long run.

Our Products

Marketed Products

We currently market and sell over 35 products in the U.S. and more than 10 in multiple countries around the world through our 12 international commercial partners.  We currently have seven core products which we define as recognizing more than $1.0 million in annual sales or projected to recognize more than $1.0 million in sales over the next twelve months.  The following represents these core products:

1.	Vesele®;
2.	UriVarx®;
3.	FlutiCare®;
4.	Apeaz®;
5.	Diabasens®;
6.	Prostagorx®; and
7.	Sensum®.

In addition, we currently expect to launch the following products in the U.S. in 2019, subject to the applicable regulatory approvals, if required:

1.	ThermoMax® is a hand cream with two strengths that provides up to eight hours of hand warming relief (second quarter of 2019);
2.	BreastLift™ is a clinically tested cream to provide safe and natural way to firm sagging breasts (second quarter of 2019);
3.	HealthiFeet® is a foot cream that provides foot warming relief (second quarter of 2019);
4.	MZS Sleeping Aid™ with Hemp-Derived THC-free oil and melatonin and is in tincture form (launched in first quarter of 2019);
5.	Trexar™ is a supplement to provide enhanced sensation (second quarter of 2019);
6.
Musclin® is a proprietary supplement made of two FDA Generally Recognized As Safe (GRAS) approved ingredients designed to increase muscle mass, endurance and activity (second half of 2019).  The main ingredient in Musclin® is a natural activator of the transient receptor potential cation channel, subfamily V, member 3 (TRPV3) channels on muscle fibers responsible to increase fibers width resulting in larger muscles;

7.	Regenerum™ is a proprietary product containing two natural molecules; the first is an activator of the TRPV3 channels resulting in the increase of muscle fiber width, and the second targets a different unknown receptor to build the muscle’s capacity for energy production and increases physical endurance, allowing longer and more intense exercise. Regenerum™ is being developed for patients suffering from muscle wasting. We currently expect to launch this product in 2020 pending successful clinical trials in patients with muscle wasting or cachexia; and
8.	Octiq™ is an expected FDA ophthalmic OTC monograph compliant product for the treatment of eye redness and eye lubrication (late 2019/early 2020).

In addition to the above product pipeline, we currently intend to license and acquire other products that we may launch in 2019.

Sales and Marketing Channels

As discussed, we currently have four main sales and marketing channels making up the Beyond Human® sales and marketing platform acquired in March 2016, which has resulted in the significant revenue growth to $24.0 million in the year ended December 31, 2018 compared with $8.8 million in the year ended December 31, 2017. We feel that these channels complement each other to enhance the Innovus Pharmaceuticals, Inc. brand and awareness of our customers and provide us with the ability to use our sales and marketing in the most efficient way possible in acquiring new customers and maintaining those current customers for longer periods of time.

Print and Direct Mail Marketing

Through our Beyond Human® sales and marketing platform, we have access to advertise in the vast majority of newspapers and magazines on a regular basis. We have developed our own proprietary algorithms that allow us to target customers looking for specific health products allowing us to increase the return on our investment and reduce the cost to acquire new customers. During 2018, we have been able to expand our reach to Canada with the approval of twelve of our products by Health Canada and successfully expand our Beyond Human® sales and marketing platform.

E-Commerce

We have an extensive number of on-line channels through our Amazon®, NewEgg®, Walmart.com®, eBay®, Wish.com and Walgreens.com sites in addition to our own InnovusPharma.com site along with sites for each of our products individually. Our expertise allows us to successfully drive product sales through proper marketing campaigns through third party sites as well as through email marketing campaigns to increase traffic to our own sites. Additionally, we have recognized that maintaining a proper e-commerce presence allows those customers who read our advertisements in the newspapers and magazine or receive our direct mail another avenue to purchase products. We also have acquired additional on-line marketplaces such as Supplementhunt.com and Primesavingsclub.com that allow us to expand the number of products that we sell through our e-commerce channels.

Retail/Wholesale

We are continuously introducing our products to varieties of retail and wholesale partners to enhance the brand and product awareness for our customers. In 2018, we significantly increased our advertising expenses specifically in the Print and Direct Mail Marketing channel which, in turn, has had a direct positive impact to the success of products in retail. We intend to continue to demonstrate to our retail and wholesale partners the advantages of incorporating our products in their stores especially due to our proprietary consumer targeted marketing approach that our print advertising and e-commerce business allows us to achieve.

International Distribution

We continue to work with our exclusive commercial partners outside of the U.S. that would be responsible for sales and marketing in those territories. We evaluate the performance of each of these partners to ensure a steady flow of consumer activity for each of our products. Our strategy outside the U.S. is to partner with companies who can effectively market and sell our products in their countries through their direct marketing and sales teams. The strategy of using our partners to commercialize our products is designed to limit our expenses and fix our cost structure, enabling us to increase our reach while minimizing our incremental spending.

Manufacturers and Single Source Suppliers

We use third-party manufacturers for the production of our products for development and commercial purposes. We believe there is currently excess capacity for manufacturing in the marketplace and opportunities to lower manufacturing cost through outsourcing to regions and countries that can do it in a more cost-effective basis. We currently have multiple contract manufacturers for our multiple products, and we issue purchase orders to these suppliers each time we require replenishment of our product inventory. All of our current manufacturers are based in the U.S. except for two based in Italy and we are looking to establish contract manufacturing for certain of our products in Europe, the Middle East and Northern Africa regions to reduce the cost and risk of supply chain to our current and potential commercial partners in their territories.

Government Regulation

Our products are normally subject to regulatory approval or must comply with various U.S. and international regulatory and advertisement requirements. Unlike pharmaceutical companies who primarily sell prescription products, we currently sell drug or health products into the OTC market. While prescription products normally must progress from pre-clinical to clinical to FDA approval and then can be marketed and sold, our products are normally subject to conformity to FDA monograph requirements and similar requirements in other countries, which requires a shorter time frame for us to satisfy regulatory requirements and permits us to begin commercialization.

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

The FDA regulates, among other things, the research, manufacture, promotion and distribution of drugs in the U.S. under the Federal Food, Drug and Cosmetic Act, or the (“FFDCA”), and other statutes and implementing regulations. The process required by the FDA before prescription drug product candidates may be marketed in the U.S. generally involves the following:

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

Abbreviated New Drug Application

An ANDA contains data which when submitted to FDA’s Center for Drug Evaluation and Research, Office of Generic Drugs, provides for the review and ultimate approval of a generic drug product. Once approved, an applicant may manufacture and market the generic drug product to provide a safe, effective, low cost alternative to the public than a bioequivalent prescription product.

A generic drug product is one that is comparable to an innovator drug product in dosage form, strength, route of administration, quality, performance characteristics and intended use.  Generic drug applications are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and effectiveness. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent (i.e., performs in the same manner as the innovator drug). One-way scientists demonstrate bioequivalence is to measure the time it takes the generic drug to reach the bloodstream in 24 to 36 healthy, volunteers. This gives them the rate of absorption, or bioavailability, of the generic drug, which they can then compare to that of the innovator drug.  The generic version must deliver the same amount of active ingredients into a patient’s bloodstream in the same amount of time as the innovator drug.

Using bioequivalence as the basis for approving generic copies of drug products was established by the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Waxman-Hatch Act. This Act expedites the availability of less costly generic drugs by permitting FDA to approve applications to market generic versions of brand-name drugs without conducting costly and duplicative clinical trials. At the same time, the Act granted companies the ability to apply for up to five additional years of patent protection for the innovator drugs developed to make up for time lost while their products were going through the FDA’s approval process. Brand-name drugs are subject to the same bioequivalence tests as generics upon reformulation.

Bioequivalence Studies

Studies to measure bioavailability and/or establish bioequivalence of a product are important elements in support of investigational new drug applications, or INDs, new drug applications, or NDAs, ANDAs and their supplements. As part of INDs and NDAs for orally administered drug products, bioavailability studies focus on determining the process by which a drug is released from the oral dosage form and moves to the site of action. Bioavailability data provides an estimate of the fraction of the drug absorbed, as well as its subsequent distribution and elimination. Bioavailability can be generally documented by a systemic exposure profile obtained by measuring drug and/or metabolite concentration in the systemic circulation over time. The systemic exposure profile determined during clinical trials in the IND period can serve as a benchmark for subsequent bioequivalence studies. Studies to establish bioequivalence between two products are important for certain changes before approval for a pioneer product in NDA and ANDA submissions and in the presence of certain post-approval changes in NDAs and ANDAs. In bioequivalence studies, an applicant compares the systemic exposure profile of a test drug product to that of a reference drug product. For two orally or intra-nasally administered drug products to be bioequivalent, the active drug ingredient or active moiety in the test product must exhibit the same rate.

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

Federal Trade Commission/State and County Attorney Generals

With respect to FTC matters, if the FTC has reason to believe the law is being violated (e.g. failure to possess adequate substantiation for product claims), it can initiate an enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders, and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action against us by the FTC could materially and adversely affect our ability to successfully market our products.

In addition, we may be subject, from time to time, to state and county attorneys general regulations, administrative actions and enforcement proceedings that attempt to protect the public in their states and jurisdictions from untrue claims by various supplement or other products.

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

Research and Development

We have used outside contract research organizations to carry out our research and development activities. During the years ended December 31, 2018 and 2017, we incurred research and development costs totaling $160,000 and $39,000, respectively. The increase was a result in additional research of new products, quality testing of products, and additional clinical trials expense incurred in 2018 primarily related to Musclin®.

Employees

We currently have 27 full-time employees, including Dr. Bassam Damaj, who serves as our President and Chief Executive Officer. We also rely on a number of consultants. Our employees are not represented by a labor union or by a collective bargaining agreement. Subject to the availability of financing, we intend to expand our staff to implement our growth strategy.

Intellectual Property Protection

Our ability to protect our intellectual property, including our technology, will be an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, patents, copyrights, trademarks and contracts. Some of our technology relies upon third-party licensed intellectual property.

We currently hold 4 patents in the U.S. and 12 patents registered outside the U.S. We currently have 12 patent applications pending in the U.S. and 10 patent applications pending in countries other than the U.S. We also have exclusive U.S. rights to multiple patents in the U.S. and Europe licensed under the product license agreements we have with NTC Pharma and Q Pharma.

We own 33 trademark registrations in the U.S. and have 38 trademark applications pending in the U.S. We also own 50 trademarks registered outside of the U.S., with 47 applications currently pending.

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

Our business endeavors and investing in our common stock involve a high degree of risk. You should carefully consider the risks described below with all of the other information included in this Annual Report. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In that event, the market price of our common stock could decline, and investors could lose part or all of their investment.

Risks Associated with Our Financial Condition

We have a history of significant recurring losses and these losses may continue in the future, therefore negatively impacting our ability to achieve our business objectives.

As of December 31, 2018, we had an accumulated deficit of approximately $43.9 million. In addition, we incurred net losses of approximately $8.3 million and $6.5 million for the years ended December 31, 2018 and 2017, respectively. These losses may continue in the future. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expense. As a result, we will need to generate significant revenue to achieve profitability, and we may never achieve profitability. Revenue and profit, if any, will depend upon various factors, including (1) growing the current sales of our products, (2) the successful acquisition of additional commercial products, (3) raising capital to implement our growth strategy, (4) obtaining any applicable regulatory approvals of our proposed product candidates, (5) the successful licensing and commercialization of our proposed product candidates, and (6) growth and development of our operations. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We may require additional financing to satisfy our current contractual obligations and execute our business plan.

We have not been profitable since inception. As of December 31, 2018, we had approximately $1.2 million in cash. We had a net loss of approximately $8.3 million and $6.5 million for the years ended December 31, 2018 and 2017, respectively. Additionally, sales of our existing products are significantly below the levels necessary to achieve positive cash flow. Although we expect that our existing capital resources and revenue from sales of our products will be sufficient to allow us to continue our operations, commence the product development process and launch selected products through at least April 1, 2020, no assurances can be given that we will not need to raise additional capital to fund our business plan. If we are not able to raise sufficient capital, our continued operations may be in jeopardy and we may be forced to cease operations and sell or otherwise transfer all or substantially all of our remaining assets.

If we issue additional shares of common stock or preferred stock in the future, it will result in the dilution of our existing shareholders.

Our Amended and Restated Articles of Incorporation authorize the issuance of up to 292.5 million shares of common stock and up to 7.5 million shares of preferred stock. The issuance of any such shares of common stock or preferred stock may result in a decrease in value of your investment. If we do issue any such additional shares of common stock or preferred stock with voting rights, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of our corporation.

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

Our internal control over financial reporting may not be effective, which could have a significant and adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, which we collectively refer to as Section 404, require us to evaluate our internal control over financial reporting and require management to report on the effectiveness of this internal control as of the end of each fiscal year. In addition, if and when we are no longer a “small reporting company” under applicable SEC rules, Section 404 will require us to obtain an attestation report from our independent registered public accounting firm as to our internal control over financial reporting.

Effective internal control is necessary for us to produce accurate and reliable financial reports and is important in our efforts to prevent financial fraud. In the course of our Section 404 evaluations, we or our independent registered public accounting firm may identify significant deficiencies or material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting or if management or our independent registered public accounting firm discover significant deficiencies or material weaknesses, we may be unable to produce accurate and reliable financial report or prevent fraud, which could result in a loss of customer or inventor confidence in us or our public disclosures and negatively impact our stock price. Any of these outcomes could harm our financial condition and results of operations.

Further, our Section 404 evaluations may lead us to conclude that enhancements, modifications or changes to our internal control over financial reporting are necessary or desirable. Implementing any such changes would divert the attention of management, involve significant time and costs and negatively impact our financial reporting functions during the transition, any of which could have a material negative effect on our results of operations and financial condition.

Risks Associated with Our Business Model

We have not produced significant revenue over a period of time. This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

While we have been in existence for a number of years, we only generated approximately $736,000 in net revenue in 2015, approximately $4.8 million in 2016 and approximately $8.8 million and $24.0 million in net revenue for the years ended December 31, 2017 and 2018, respectively, and our operations have not yet been profitable. No assurances can be given that we will generate any significant revenue in the future. Our operations have not produced significant revenue over a period of time and may not produce significant revenue in the near term, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations. Investors must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

Changes in government regulation or in practices relating to the pharmaceutical industry could change the need for the products we provide.

Governmental and regulatory agencies throughout the world, but particularly in the United States, strictly regulate the drug development and sales process. Changes in regulation, such as regulatory submissions to meet the internal research and development standards of pharmaceutical research, a relaxation in existing regulatory requirements, the introduction of simplified drug approval procedures or an increase in regulatory requirements that we may have difficulty satisfying or that make our products less competitive, could substantially change the demand for our products and the prices at which we are able to sell our products.

Possible yet unanticipated changes in federal and state law could cause any products we intend to launch containing hemp-derived oil to be illegal, or could otherwise prohibit, limit or restrict any potential products we may launch containing hemp-derived oil.

We currently intend to launch certain products containing hemp-derived oil. Until 2014 when 7 U.S. Code §5940 became federal law as part of the Agricultural Act of 2014 (the “2014 Farm Act”), products containing oils derived from hemp, notwithstanding a minimal or non-existing THC content, were classified as Schedule I illegal drugs. The 2014 Farm Act expired on September 30, 2018, and was thereafter replaced by the Agricultural Improvement Act of 2018 on December 20, 2018 (the “2018 Farm Act”), which amended various sections of the U.S. Code, thereby removing hemp, defined as cannabis with less than 0.3% THC, from Schedule 1 status under the Controlled Substances Act, and legalizing the cultivation and sale of industrial-hemp at the federal level, subject to compliance with certain federal requirements and state law, amongst other things. THC is the psychoactive component of plants in the cannabis family generally identified as marihuana or marijuana. There is no assurance that the 2018 Farm Act will not be repealed or amended such that our intended products containing hemp-derived oil would once again be deemed illegal under federal law. The 2018 Farm Act delegates the authority to the states to regulate and limit the production of hemp and hemp derived products within their territories. Although a majority of states have adopted laws and regulations that allow for the production and sale of hemp and hemp derived products under certain circumstances, no assurance can be given that such state laws may not be repealed or amended such that our intended products containing hemp-derived oil would once again be deemed illegal under the laws of one or more states now permitting such products, which in turn would render such intended products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or of state laws and regulations, or of amendments thereto that are adverse to our intended products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact on our intended business plan with respect to such intended products.

Sources of oil from hemp plants depend upon legality of cultivation, processing, marketing and sales of products derived from those plants under state law.

Oils derived from hemp plants can only be legally produced in states that have laws and regulations that allow for such production and that comply with the 2018 Farm Act, apart from state laws legalizing and regulating medical and recreational cannabis or marijuana, which remains illegal under federal law and regulations. We intend to purchase all of our hemp-derived oils from licensed growers and processors in states where such production is legal. As described in the preceding risk factor, in the event of repeal or amendment of laws and regulations which are now favorable to the cannabis/hemp industry in such states, we would be required to locate new suppliers in states with laws and regulations that qualify under the 2018 Farm Act. If we were to be unsuccessful in arranging new sources of supply of our raw ingredients, or if our raw ingredients were to become legally unavailable, our intended business plan with respect to such intended products could be adversely impacted.

Because we may only sell and ship our intended products containing hemp-derived oil in states that have adopted laws and regulations qualifying under the 2018 Farm Act, a reduction in the number of states having such qualifying laws and regulations could limit, restrict or otherwise preclude the sale of intended products containing hemp-derived oil.

The interstate shipment of hemp-derived oils from one state to another is legal only where both states have laws and regulations that allow for the production and sale of such products and that qualify under the 2018 Farm Act. Therefore, the marketing and sale of our intended products containing hemp-derived oil will limited by such factor and is restricted to such states. Although we believe we may lawfully sell any finished products we intend to launch in a majority of states, a repeal or adverse amendment of laws and regulations that are now favorable to the distribution, marketing and sale of finished products we intend to sell could significantly limit, restrict or prevent us from generating revenue related to such intended products. Any such repeal or adverse amendment of now favorable laws and regulations could have an adverse impact on our intended business plan with respect to such intended products.

In the event we offer products containing hemp-derived oil through a website available in all states, we may be found to violate the laws of states in which all or certain uses of any cannabis containing products are illegal, which could have an adverse impact on our reputation and ability to offer to sell our intended products containing hemp-derived oil.

We currently offer our products for sale through our website. In the event that we choose to sell products containing hemp-derived oil through our website, the mere visibility of such a website in states where the sale of intended products containing hemp-derived oil is illegal could result in a finding that we have violated the criminal laws of one or more of such states. Any criminal investigation, prosecution and conviction could significantly harm our business, operating results and financial condition.

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

Our sales and marketing functions are currently very limited and we currently rely on direct to consumer advertisements and third parties to help us promote our products to physicians in the U.S., as well as, rely on our partners outside the U.S. We will need to maintain the commercial partners we currently have and attract others or be in a position to afford qualified or experienced marketing and sales personnel for our products.

We have had only approximately $8.8 million in net revenue in 2017, and approximately $24.0 million during the year ended December 31, 2018. We will need to continue to develop strategies, partners and distribution channels to promote and sell our products.

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

Our marketing and advertising are regulated by the Federal Trade Commission and State and County Attorneys General

With respect to Federal Trade Commission (“FTC”) matters, if the FTC has reason to believe the law is being violated (e.g. failure to possess adequate substantiation for product claims), it can initiate an enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders, and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action against us by the FTC could materially and adversely affect our ability to successfully market our products.

In addition, our marketing and advertising is regulated by regulations, administrative actions and legal proceeding of various State and County Attorneys General across the United States.  Any regulation, administrative actions or legal proceeding against us by any of these entities could materially and adversely affect our ability to successfully market our products.

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

Failure to successfully manage the operational challenges and risks associated with, or resulting from, acquisitions could adversely affect our results of operations, cash flows and liquidity. Borrowings or issuance of convertible securities associated with these acquisitions may also result in higher levels of indebtedness, which could impact our ability to service our debt within the scheduled repayment terms.

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

We have paid numerous consultants and vendor fees through the issuance of equity instruments in order to conserve our cash; however, there can be no assurance that we, our vendors, consultants or independent contractors, current or future, will continue to agree to this arrangement. As a result, we may be asked to spend more cash for the same services, or we may not be able to retain the same consultants, vendors, etc.

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

In addition, the U.S. Patent and Trademark Office (the “PTO”) and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated.

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

The pharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage. We may become subject to infringement claims or litigation arising out of patents and pending applications of our competitors or additional interference proceedings declared by the PTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, PTO proceedings and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain. Litigation may be necessary to enforce our issued patents, to protect our trade secrets and know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities, require us to obtain licenses from third parties or restrict or prevent us from selling our products in certain markets. Although patent and intellectual property disputes might be settled through licensing or similar arrangements, the costs associated with such arrangements may be substantial and could include our paying large fixed payments and ongoing royalties. Furthermore, the necessary licenses may not be available on satisfactory terms or at all.

Competitors may infringe our patents and we may file infringement claims to counter infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly.

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

If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages and defend against litigation.

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

Since we currently have more than 35 products on the market in the U.S. and have growing revenue, from time to time, we may face product liability litigation and/or other litigation from certain regulatory agencies such as the Federal Trade Commission, Attorney General, Better Business Bureau, among others owing to the manner that we market and sell certain of our products such as through nationwide newspaper advertisements, direct mailing or other direct to consumer campaigns. If we are unsuccessful in defending claims brought against us, such as those brought in the case described in Item 3 of this Annual Report, the result could have a material impact on the profit and losses of the Company.

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

Risks Related to Ownership of our Common Stock

There is currently limited public trading market for our common stock and we cannot assure you that an active trading market will develop in the near future.

Our common stock is currently quoted under the symbol “INNV” in the over-the-counter markets, including the OTCQB tier of the OTC Markets Group, Inc. Although we have submitted an application to have our shares traded on the Nasdaq Capital Market, it is currently not listed on a national exchange, there is currently very limited trading in our securities, and no assurances can be given that our shares will ever by traded on the Nasdaq Capital market or any other national exchange. There may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. You may not be able to liquidate your shares quickly or at the market price if trading in our common stock is not active.

Sales of additional shares of our common stock could cause the price of our common stock to decline.

As of December 31, 2018, we had 2,101,284 shares of common stock outstanding. A substantial number of those shares are restricted securities and such shares may be sold under Rule 144 of the Securities Act of 1933, as amended (“Securities Act”), subject to any applicable holding period.  As such, sales of the above shares or other substantial amounts of our common stock in the public or private markets, or the availability of such shares for sale by us, including the issuance of common stock upon conversion and/or exercise of outstanding convertible securities, warrants and options, could adversely affect the price of our common stock. We may sell additional shares or securities convertible into shares of common stock, which could adversely affect the market price of shares of our common stock. In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to obtain future financing. To the extent the trading price of our common stock at the time of exercise of any of our outstanding options or warrants exceeds their exercise price, such exercise will have a dilutive effect on our stockholders.

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

The stock market in general has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology and specialty pharmaceutical companies, particularly companies like ours with limited product revenue, have been highly volatile and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

●	Announcements of technological innovations or new products by us or our competitors;

●	Changes in state and federal laws and regulations with respect to the sale and production of hemp-derived oils;

●	Announcement of FDA approval or disapproval of our product candidates or other product-related actions;

●	Developments involving our discovery efforts and clinical trials;

●	Developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;

●	Developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;

●	Announcements concerning our competitors or the biotechnology, pharmaceutical or drug delivery industry in general;

●	Public concerns as to the safety or efficacy of our products or our competitors’ products;

●	Changes in government regulation of the pharmaceutical or medical industry;

●	Actual or anticipated fluctuations in our operating results;

●	Changes in financial estimates or recommendations by securities analysts;

●	Developments involving corporate collaborators, if any;

●	Changes in accounting principles; and

●	The loss of any of our key management personnel.

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

Our Charter and our Bylaws contain provisions that may enable our Board of Directors to discourage, delay or prevent a change in our ownership or in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our Common Stock. These provisions include the following:

●	Our board of directors may increase the size of the board of directors up to nine directors and fill vacancies on the board of directors; and

●	Our board of directors is expressly authorized to make, alter or repeal our bylaws.

In addition, Chapter 78 of the Nevada Revised Statutes also contains provisions that may enable our board of directors to discourage, delay or prevent a change in our ownership or in our management. The combinations with interested stockholders provisions of the Nevada Revised Statutes, subject to certain exceptions, restrict our ability to engage in any combination with an interested stockholder for three years after the date a stockholder becomes an interested stockholder, unless, prior to the stockholder becoming an interested stockholder, our board of directors gave approval for the combination or the acquisition of shares which caused the stockholder to become an interested stockholder. If the combination or acquisition was not so approved prior to the stockholder becoming an interested stockholder, the interested stockholder may effect a combination after the three-year period only if either the stockholder receives approval from a majority of the outstanding voting shares, excluding shares beneficially owned by the interested stockholder or its affiliates or associates, or the consideration to be paid by the interested stockholder exceeds certain thresholds set forth in the statute. For purposes of the foregoing provisions, “interested stockholder” means either a person, other than us or our subsidiaries, who directly or indirectly beneficially owns 10% or more of the voting power of our outstanding voting shares, or one of our affiliates or associates which at any time within three years immediately before the date in question directly or indirectly beneficially owned 10% or more of the voting power of our outstanding shares.

In addition, the acquisition of controlling interest provisions of the Nevada Revised Statutes provides that a stockholder acquiring a controlling interest in our Company, and those acting in association with that stockholder, obtain no voting rights in the control shares unless voting rights are conferred by stockholders holding a majority of our voting power (exclusive of the control shares). For purposes of these provisions, “controlling interest” means the ownership of outstanding voting shares enabling the acquiring person to exercise (either directly or indirectly or in association with others) one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power in the election of our directors, and “control shares” means those shares the stockholder acquired on the date it obtained a controlling interest or in the 90-day period preceding that date.

Accordingly, the provisions could require multiple votes with respect to voting rights in share acquisitions effected in separate stages, and the effect of these provisions may be to discourage, delay or prevent a change in control of our Company.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our Charter gives our Board of Directors the right to create new series of preferred stock. As a result, our Board of Directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights, which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock, or to create a series of preferred stock, we may issue such shares in the future.

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	That a broker or dealer approve a person’s account for transactions in penny stocks; and

●	The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and

●	Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	Sets forth the basis on which the broker or dealer made the suitability determination; and

●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B.	Unresolved Staff Comments.

There are no unresolved staff comments at December 31, 2018.

Item 2.	Properties.

In October 2017, we entered into a commercial lease agreement for 16,705 square feet of office and warehouse space located in San Diego, California that commenced on December 1, 2017 and continues until April 30, 2023. The initial monthly base rent is $21,000 with an approximate 3% increase in the base rent amount on an annual basis, as well as, rent abatement for rent due from January 2018 through May 2018. We hold an option to extend the lease an additional 5 years at the end of the initial term. Under the terms of the lease we are also entitled to a tenant improvement allowance of $100,000 in which completion of the tenant improvements and receipt of the allowance was in 2018.

We believe that our existing facilities are suitable and adequate to meet our current business requirements, but we may require a larger, more permanent space as we add personnel consistent with our business plan. We anticipate we will be able to acquire additional facilities as needed on terms consistent with our current lease.

Item 3.	Legal Proceedings.

James L. Yeager, Ph.D., and Midwest Research Laboratories, LLC v. Innovus Pharmaceuticals, Inc. On January 18, 2018, Dr. Yeager and Midwest Research Laboratories (the “Plaintiffs”) filed a complaint in the Illinois Northern District Court in Chicago, Illinois, which Plaintiffs amended on February 26, 2018 (“Amended Complaint”). The Amended Complaint alleges that the Company violated Dr. Yeager’s right of publicity and made unauthorized use of his name, likeness and identity in advertising materials for its product Sensum+®. Plaintiffs seek actual and punitive damages, costs and attorney’s fees, an injunction and corrective advertising. We filed a response to the Amended Complaint and we and the Plaintiffs began limited discovery. We have a scheduled mediation in this litigation scheduled for April 2019. We believe that the Plaintiffs’ allegations and claims are wholly without merit, and we intend to defend the case vigorously and assert counterclaims against the Plaintiffs.  More specifically, we believe that we secured and paid for all of the rights claimed by Dr. Yeager from his company Centric Research Institute (“CRI”) pursuant to agreements with CRI (the “CRI Agreements”) and that CRI has indemnification obligations under the CRI Agreements for all expenses and losses associated with the claims made by the Plaintiffs.

On January 23, 2019 we filed a complaint in the U.S. Federal District Court for the Southern District located in San Diego, California against Dr. Yeager, Servet Buyuktimken and Nadir Buyuktimkin (the “021 Patent Claimed Inventors”), who are all the inventors names on the US issued patent number 9,821,021 entitled Sensitization Composition and Methods of Action (the “021 Patent”), for copyright infringement relating to a clinical study table (the “Innovus Pharm Clinical Study Table”) included in the 021 Patent. We claim that the 021 Patent Claimed Inventors illegally stole and used the Innovus Pharm Clinical Study Table and the suit requests certain damages and injunctive relief described therein.

Marin County District Attorney's Letter. On August 24, 2018, the Company received a letter from the Marin County District Attorney's Office requesting substantiation for certain advertising claims made for certain of the Company's products, DiabaSens® and Apeaz® that were marketed and sold to customers in that County. The Marin County District Attorney’s Office is part of a larger ten county Northern California Task Force of district attorneys to handle consumer protection matters. In November 2018, the Company responded through its regulatory attorneys, Olshan, to the Marin County’s District Attorney’s letter. In March 2019, the Company received a response from the Marin County District Attorney and is preparing its response thereto.

From time to time, in addition to the matters identified above, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in the matter identified above or other matters may harm our business.

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

On March 15, 2019, the Company’s Board of Directors approved to amend and restate the Company’s Charter to affect a one-for-105 reverse stock split of its issued and outstanding shares of common stock, but not the number of shares of common stock authorized for issuance under our Charter nor the par value of common stock and preferred stock (the “Reverse Split”). The Annual Report, financial statements and accompanying footnotes have been retroactively restated to reflect the reverse stock split.

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

	2018		2017
	High	Low	High	Low
First Quarter	$22.05	$8.40	$40.95	$10.50
Second Quarter	$17.33	$10.82	$15.75	$8.61
Third Quarter	$19.43	$9.77	$14.60	$9.14
Fourth Quarter	$13.13	$5.78	$12.29	$8.19

As of April 1, 2019, we had 557 record holders of our common stock. The number of record holders does not include holders who hold their stock in “street name” or “nominee name” inside bank or brokerage accounts.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 regarding our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
	(a)	(b)		(c)
Equity Compensation Plans Approved by Security Holders:

Amended and Restated 2016 Equity Incentive Plan	93,082	$14.513	(1)	139,911

Equity Compensation Plans Not Approved by Security Holders:

2013 Equity Incentive Plan	9,904	$16.452	(1)	-
2014 Equity Incentive Plan	77,277	$13.718	(1)	86

Total	180,263	$14.631	(1)	139,997

(1)	Excludes outstanding RSUs, which have no associated exercise price.

Recent Sales of Unregistered Securities

In January 2017, we entered into a securities purchase agreement with an unrelated third-party investor pursuant to which the investor loaned us gross proceeds of $150,000, and we issued to such investor (i) a promissory note in the aggregate principal amount of $165,000, and (ii) 3,143 restricted shares of our common stock. In September 2017, the investor converted the remaining principal and interest balance of the promissory note of $170,221 into 20,265 restricted shares of common stock through an exchange agreement.

In January 2017, we issued 2,143 shares of common stock valued at $44,662 in connection with the amendment to the in-license agreement for Sensum+®.

In January 2017, we issued 3,191 shares of common stock to a third-party firm as compensation for services rendered to us.

In February 2017, we issued 7,848 shares of common stock to certain third-party firms as compensation for services rendered to us.

In March 2017, certain 2016 Notes holders elected to convert $350,610 in principal and interest into 13,357 shares of common stock.

In April and May 2017, we issued 3,985 shares of common stock to certain third-party firms as compensation for services rendered to us.

In September 2017, we entered into a securities purchase agreement with an unrelated third-party investor pursuant to which the investor loaned us gross proceeds of $150,000, and we issued to such investor (i) a promissory note in the aggregate principal amount of $165,000, and (ii) 8,524 restricted shares of our common stock. In April 2018, this investor converted the remaining principal and interest balance of the promissory note of $169,543 into 14,041 restricted shares of common stock through an exchange agreement.

During the three months ended September 30, 2017, we issued 6,138 shares of our common stock in exchange for services under existing consulting and service agreements with third parties.

In October 2017, we entered into securities purchase agreements with two unrelated third-party investors pursuant to which the investors loaned us gross proceeds of $500,000, and we issued to such investors (i) promissory notes in the aggregate principal amount of $600,000, and (ii) 5,715 restricted shares of common stock. In March 2018, one of the investors converted the remaining principal and interest balance of the promissory note of $166,667 into 21,429 restricted shares of common stock through an exchange agreement.

During the three months ended December 31, 2017 we issued 17,041 shares of our common stock to certain third-party firms as compensation for services rendered to us.

In December 2017, we entered into securities purchase agreements with three unrelated third-party investors pursuant to which the investors loaned us gross proceeds of $850,000, and we issued to such investors (i) promissory notes in the aggregate principal amount of $950,000, and (ii) 15,239 restricted shares of common stock. In July 2018, one of the investors converted the remaining principal and interest balance of the promissory note of $402,433 into 36,502 restricted shares of common stock through an exchange agreement. In August 2018, two of the investors converted the remaining principal and interest balance of the promissory notes of $250,000 into 22,676 restricted shares of common stock through an exchange agreement.

In January 2018 we issued 8,361 shares of common stock to certain third-party consulting firms for services rendered.

In January and March 2018, we entered into securities purchase agreements with three unrelated third-party investors pursuant to which the investors loaned us gross proceeds of $1,227,500, and we issued to such investors (i) promissory notes in the aggregate principal amount of $1,496,875, and (ii) 12,210 restricted shares of common stock. In July 2018, two of the investors converted the remaining principal and interest balance of the promissory notes of $300,000 into 27,211 restricted shares of common stock through an exchange agreement. In November 2018, one of the investors converted the remaining principal and interest balance of the promissory note of $100,000 into 11,905 restricted shares of common stock through an exchange agreement.

In February and March 2018, we entered into securities purchase agreements with two unrelated third-party investors pursuant to which the investors loaned us gross proceeds of $650,000, and we issued to such investors (i) promissory notes in the aggregate principal amount of $720,000, and (ii) 14,143 restricted shares of common stock. In October 2018, one of the investors converted the remaining principal and interest balance of the promissory note of $340,036 into 40,481 restricted shares of common stock through an exchange agreement. In November 2018, one of the investors converted the remaining principal and interest balance of the promissory note of $142,915 into 20,940 restricted shares of common stock through an exchange agreement.

In March 2018, we issued 2,998 restricted shares of common stock to a third-party consultant for services rendered.

In April 2018, we issued 159 restricted shares of common stock to a third-party consultant for services rendered.

In July 2018, we entered into a securities purchase agreement with an unrelated third-party investor pursuant to which the investor loaned us gross proceeds of $500,000, and we issued to such investor (i) the July 2018 5% Notes Payable, in the aggregate principal amount of $550,000, and (ii) 15,239 restricted shares of our common stock.

In August 2018, we entered into securities purchase agreements with two unrelated third-party investors pursuant to which the investors loaned us gross proceeds of $1.0 million, and we issued to such investors (i) the August 2018 Notes payable, in the aggregate principal amount of $1.2 million, and (ii) 9,524 restricted shares of our common stock.

In August 2018, we issued 6,086 restricted shares of common stock to a third-party consultant for services rendered.

In September 2018, we entered into a securities purchase agreement with an unrelated third-party investor pursuant to which the investor loaned us gross proceeds of $350,000, and we issued to such investor (i) the September 2018 5% Notes Payable, in the aggregate principal amount of $390,000, and (ii) 9,524 restricted shares of our common stock.

In October 2018, we entered into a securities purchase agreement with an unrelated third-party investor pursuant to which the investor loaned us gross proceeds of $500,000, and we issued to such investor (i) a promissory note in the principal amount of $550,000, and (ii) 15,239 restricted shares of our common stock.

In November 2018, we entered into securities purchase agreements with three unrelated third-party investors pursuant to which the investors loaned us gross proceeds of $900,000, and we issued to such investors (i) promissory notes in the aggregate principal amount of $1.1 million, and (ii) 11,429 restricted shares of our common stock.

In November 2018, we acquired the assets of Boston Topicals, LLC. As part of the purchase consideration we issued an aggregate of 6,869 shares of common stock to the sellers of the assets.

On December 2018, we entered into a securities purchase agreement with an unrelated third-party investor pursuant to which the investor loaned us gross proceeds of $350,000, and we issued to such investor (i) a promissory note in the principal amount of $420,000, and (ii) 3,334 restricted shares of our common stock.

In December 2018, we issued 8,192 shares of common stock to certain third-party consultant for services rendered.

We believe that each of the offers, sales and issuances of securities described were exempt from registration under the Securities Act pursuant to Regulation D under the Securities Act or pursuant to Section 4(a)(2) or Section 3(a)(9) of the Securities Act regarding transactions not involving a public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

Use of Proceeds from the Sale of Registered Securities

On March 15, 2017, our registration statement on Form S-1 (File No. 333-215851) was declared effective by the SEC for our public offering pursuant to which we sold an aggregate of 244,445 shares of our common stock at an offering price of $15.75 per share.  There has been no material change in our use of proceeds from our public offering as described in our final prospectus filed with the SEC on March 17, 2017 pursuant to Rule 424(b).

On February 12, 2019, our registration statement on Form S-1 (File No. 333-229223) was declared effective by the SEC for our public offering pursuant to which we sold an aggregate of 230,853 shares of our common stock at an offering price of $7.53 per share.  There has been no material change in our use of proceeds from our public offering as described in our final prospectus filed with the SEC on February 13, 2019 pursuant to Rule 424(b).

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

As used in this discussion and analysis, unless the context indicates otherwise, the terms the “Company,” “Innovus,” “we,” “us,” and “our” refer to Innovus Pharmaceuticals, Inc. and its consolidated subsidiaries, consisting of Novalere, Inc. (Novalere), Semprae Laboratories, Inc. (Semprae), FasTrack Pharmaceuticals, Inc. (FasTrack), Supplement Hunt, Inc. (Supplement Hunt), and Prime Savings Club, Inc. (Prime Savings Club).

Overview

We are an emerging over-the-counter (“OTC”) consumer goods and specialty pharmaceutical company engaged in the commercialization, licensing and development of safe and effective non-prescription medicine, consumer care products, supplements and medical devices to improve men’s and women’s health and vitality. Our products currently focus in six main categories including sexual health, pain management, general muscle health, respiratory, sleep, and diabetic care. We deliver innovative and unique health solutions of OTC medicines, devices, consumer and health products, and clinical supplements through four general channels including Direct to Consumer Marketing, E-Commerce, Retail/Wholesale, and International Distribution. Collectively these channels make up our proprietary Beyond Human® Sales & Marketing Platform, which was acquired 2016, and significantly expanded through the development of proprietary algorithms to target consumers and improve efficiency and return in 2018. We are dedicated to being a leader in developing and marketing new OTC and branded Abbreviated New Drug Application (“ANDA”) products, supplements and medical devices. We are actively pursuing opportunities where existing prescription drugs have recently, or are expected to, change from prescription (or Rx) to OTC. These “Rx-to-OTC switches” require Food and Drug Administration (“FDA”) approval through a process initiated by the New Drug Application (“NDA”) holder.

Our business model leverages our ability to (a) develop and build our current pipeline of proprietary products, and (b) to also acquire outright or in-license commercial products that are supported by scientific and/or clinical evidence, place them through our existing supply chain, retail and on-line (including our Amazon®, eBay®, Wish.com, Walmart.com®, and Walgreens.com on-line stores and our own product websites and platforms among other e-commerce business platforms) channels to tap new markets and drive demand for such products and to establish physician relationships.

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

2.	Building an innovative, U.S. and global sales and marketing model through direct to consumer approaches such as our proprietary Beyond Human® sales and marketing platform, the addition of new online platforms such as Amazon®, eBay®, Wish.com, Sears.com, Walmart.com® and Walgreens.com and commercial partnerships with established international complementary partners that: (a) generates revenue, and (b) requires a lower cost structure compared to traditional pharmaceutical companies, thereby increasing our gross margins.

3.	Developing and acquiring on-line marketplaces such as Supplementhunt.com and Primesavingsclub.com that focus on certain market segments such as lower priced, soon to expire supplement business with the Supplementhunt.com acquisition and with the select consumer product business through Primesavingsclub.com among others in which we sell third party, brand or non-branded products.

Our Products

Marketed Products

We currently market and sell over 35 products in the U.S. and more than 10 in multiple countries around the world through our 12 international commercial partners. We have five core products which we define as having more than $1.0 million in annual sales or rapidly growing product. The following represents these core products:

1.	Vesele®
2.	UriVarx®
3.	FlutiCare®
4.	Apeaz®
5.	Diabasens®
6.	Prostagorx®
7.	Sensum®

In addition, we currently expect to launch in the U.S. the following products in 2019, subject to the applicable regulatory approvals, if required:

1.	ThermoMax® is a hand cream with two strengths that provides up to eight hours of hand warming relief (second quarter of 2019);
2.	BreastLift™ is a clinically tested cream to provide safe and natural way to firm sagging breasts (second quarter of 2019);
3.	HealthiFeet® is a foot cream that provides foot warming relief (second quarter of 2019);
4.	MZS Sleeping Aid™ with Hemp-Derived THC-free oil and melatonin is in tincture form (launched in first quarter of 2019);
5.	Trexar™ is a supplement to provide neuropathy support and enhanced sensation (second quarter of 2019);
6.	Musclin® is a proprietary supplement made of two FDA Generally Recognized As Safe (GRAS) approved ingredients designed to increase muscle mass, endurance and activity (second half of 2019). The main ingredient in Musclin® is a natural activator of the transient receptor potential cation channel, subfamily V, member 3 (TRPV3) channels on muscle fibers responsible to increase fibers width resulting in larger muscles;
7.	Regenerum™ is a proprietary product containing two natural molecules: the first is an activator of the TRPV3 channels resulting in the increase of muscle fiber width, and the second targets a different unknown receptor to build the muscle's capacity for energy production and increases physical endurance, allowing longer and more intense exercise. Regenerum™ is being developed for patients suffering from muscle wasting. We currently expect to launch this product in 2020 pending successful clinical trials in patients with muscle wasting or cachexia; and
8.	Octiq™ is an expected FDA ophthalmic OTC monograph compliant product for the treatment of eye redness and eye lubrication (late 2019/early 2020).

Sales and Marketing Channels

As discussed, we currently have four main sales and marketing channels making up the Beyond Human® sales and marketing platform acquired in March 2016, which has resulted in the significant revenue growth to $24.0 million in the year ended December 31, 2018 compared with $8.8 million in the year ended December 31, 2017. We feel that these channels complement each other to enhance the Innovus Pharmaceuticals, Inc. brand and awareness of our customers and provide us with the ability to use our sales and marketing in the most efficient way possible in acquiring new customers and maintaining those current customers.

Print and Direct Mail Marketing

Through our Beyond Human® sales and marketing platform, we have access to advertise in the vast majority of newspapers and magazines on a regular basis. We have developed our own proprietary algorithm which allows us to target customers looking for specific health products allowing us to increase the return on our investment and reduce the cost to acquire new customers. During 2018, we were able to expand our reach to Canada with the approval of twelve of our products by Health Canada and successfully expand our Beyond Human® sales and marketing platform.

E-Commerce

We have an extensive on-line media channel through our Amazon®, NewEgg®, Walmart.com®, eBay®, Wish.com, and Walgreens.com sites in addition to our own InnovusPharma.com site along with sites for each of our products individually.  Our expertise allows us to successfully drive product sales through proper marketing campaigns through third-party sites as well as through email marketing campaigns to increase traffic to our own sites. Additionally, we have recognized that maintaining a proper e-commerce presence allows those customers who read our advertisements in the newspapers and magazine or receive our direct mail another avenue to purchase products.

Retail/Wholesale

We are continuously introducing our products to varieties of retail and wholesale partners to enhance the brand and product awareness for our customers. In 2018, we significantly increased our advertising expenses specifically in the Print and Direct Mail Marketing channel which, in turn, has had a direct positive impact to the success of products in retail.  We intend to continue to demonstrate to our retail and wholesale partners the advantages of incorporating our products in their stores, especially due to our proprietary consumer targeted marketing approach that our print advertising allows us to achieve.

International Distribution

We continue to work with our exclusive commercial partners outside of the U.S. that would be responsible for sales and marketing in those territories. We evaluate the performance of each of these partners to ensure a steady flow of consumer activity for each of our products. Our strategy outside the U.S. is to partner with companies who can effectively market and sell our products in their countries through their direct marketing and sales teams. The strategy of using our partners to commercialize our products is designed to limit our expenses and fix our cost structure, enabling us to increase our reach while minimizing our incremental spending.

Recent Developments

West-Ward Pharmaceuticals Commercial Agreement

In May 2017, we entered into a commercial agreement with West-Ward Pharmaceuticals International Limited (“WWPIL”), a wholly-owned subsidiary of Hikma Pharmaceuticals PLC (“Hikma”) (LSE: HIK) (NASDAQ Dubai: HIK) (OTC: HKMPY). Pursuant to the commercial agreement, WWPIL provided us with the rights to launch our branded, fluticasone propionate nasal spray USP, 50 mcg per spray (FlutiCare®), under WWPIL’s FDA approved ANDA No. 207957 in the U.S. in mid-November 2017. The initial term of the commercial agreement is for two years, and upon expiration of the initial term, the agreement will automatically renew for subsequent one-year terms unless either party notifies the other party in writing of its desire not to renew at least 90 days prior to the end of the then current term. The agreement requires us to meet certain minimum product batch purchase requirements in order for the agreement to continue to be in effect. In the first quarter of 2019 we placed another purchase order and are currently in compliance with our minimum product batch purchase requirements required to maintain the agreement.

Reverse Stock Split

On March 15, 2019, the Company’s Board of Directors approved to amend and restate the Company’s Charter to affect a one-for-105 reverse stock split of its issued and outstanding shares of common stock, but not the number of shares of common stock authorized for issuance under our Charter (the “Reverse Split”). The Annual Report, financial statements and accompanying footnotes have been retroactively restated to reflect the reverse stock split.

Private Placement

On January 3, 2019, the Company completed a sale of common stock and warrants under a Securities Purchase Agreement with an accredited investor, pursuant to which the Company sold an aggregate of 431,490 units (“Units”) for $7.35 per unit, with each Unit consisting of (i) one share of common stock (“Shares”), (ii) one warrant to purchase one share of common stock at an exercise price of $7.35 per share (“Series A Warrant”), and (iii) one warrant to purchase one share of Common Stock at an exercise price of $8.40 per share (“Series B Warrant”) (the “Private Placement”); provided, however, that in order to ensure that the Investor’s beneficial ownership did not exceed 9.99% of the outstanding shares of our common stock, the Investor elected to exercise its right to purchase 200,637 prefunded warrants (“Series C Warrants,” and together with the Series A Warrants and Series B Warrants, the “Investor Warrants”) in lieu of Shares as part of the Units, which Series C Warrants have a nominal exercise price of $0.105 per share. In addition, the Company issued Series B Warrants to purchase 32,362 shares of common stock, an amount equal to 7.5% of the aggregate number of Shares, including Series C Warrants, sold in the Private Placement, at an exercise price of $9.19 per share (the “Placement Agent Warrants”) to the designees of H.C. Wainwright & Co., LLC (the “Placement Agent”), the Company’s sole placement agent, as compensation for its services in connection with the Private Placement.

The Investor Warrants and Placement Agent Warrants are exercisable immediately upon issuance, subject to an issuance limitation set forth therein equal to the number of authorized and unreserved shares of our common stock available for issuance on the date thereof, and shall terminate as follows: (i) the Series A Warrants shall terminate 18-months from the date of the Reverse Split, (ii) the Series B Warrants shall terminate five and a half years from the date of the Reverse Split, and (iii) the Series C Warrants shall terminate at such time that they are exercised in full. In addition, each of the Investor Warrants contains a 4.99% beneficial ownership limitation, which may be increased up to 9.99% at the sole option of the Investor upon 61 day prior notice to the Company (the “Beneficial Ownership Limitation”), and which prevents the Investor from exercising the Investor Warrants in the event such exercise would cause the Investor's beneficial ownership of the Company's outstanding shares of Common Stock to exceed the Beneficial Ownership Limitation.

In connection with the sale of the Units, the Company granted certain registration rights with respect to the Shares and shares of common stock issuable upon exercise of the Investor Warrants, pursuant to a Registration Rights Agreement by and between us and the Investor (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, we agreed to file a registration statement no later than 30 days after the Closing Date in order to register the Shares and shares of common stock underlying the Investor Warrants sold and issued in connection with the Private Placement which was filed on January 14, 2019 and declared effective on February 12, 2019. We also agreed to register the shares of common stock underlying the Placement Agent Warrants issued to the Placement Agent’s designees as compensation for its services in connection with the Private Placement.

Asset Purchase Agreement

On January 1, 2019, the Company completed an Asset Purchase Agreement (“APA”), pursuant to which the Company agreed to purchase substantially all of the assets of Prime Consultants, LLC for a total cash payment of $343,000 (the “Purchase Price”). Of the total Purchase Price, the Company acquired $313,000 of inventory. Prime Consultants, LLC is an e-commerce business with sales of products primarily through the Amazon platform generating approximately $2.8 million in revenue in 2018.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017 (dollars in thousands)

	Year Ended	Year Ended		%
	December 31,	December 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
NET REVENUE:
Product sales, net	$22,879	$8,806	$14,073	159.8%
License revenue	9	10	(1)	(10.0)%
Service revenue	509	-	509	100.0%
Cooperative marketing revenue	593	-	593	100.0%
Net revenue	23,990	8,816	15,174	172.1%

OPERATING EXPENSE:
Cost of product sales	4,325	1,848	2,477	134.0%
Research and development	160	39	121	310.3%
Sales and marketing	17,206	6,853	10,353	151.1%
General and administrative	7,991	5,175	2,816	54.4%
Total operating expense	29,682	13,915	15,767	113.3%
LOSS FROM OPERATIONS	(5,692)	(5,099)	(593)	11.6%
OTHER INCOME (EXPENSE):
Interest expense	(1,446)	(872)	(574)	(65.8)%
Loss on extinguishment of debt	(1,332)	(700)	(632)	(90.3)%
Other income (expense), net	(13)	(7)	(6)	(85.7)%
Fair value adjustment for contingent consideration	204	194	10	5.2%
Change in fair value of derivative liabilities	-	(17)	17	100.0%
Total other expense, net	(2,587)	(1,402)	(1,185)	(84.5)%
LOSS BEFORE PROVISION FOR INCOME TAXES	(8,279)	(6,501)	(1,778)	(27.3)%
Provision for income taxes	-	3	(3)	(100.0)%
NET LOSS	$(8,279)	$(6,504)	$(1,775)	(27.3)%

Net Revenue

We recognized net revenue of approximately $24.0 million and $8.8 million for the years ended December 31, 2018 and 2017, respectively. The increase in net revenue in 2018 was primarily the result of new product launches in late 2017 and 2018 as well as an increase in marketing spend through the sales and marketing platform acquired in the Beyond Human® asset acquisition in March 2016. Diabasens® was launched in the first quarter of 2018, and we recognized net sales of approximately $5.5 million during the fiscal year and established a subscription base of approximately $108,000 monthly as of December 31, 2018.  During the fourth quarter of 2016 we launched UriVarx® and during 2017 we launched ProstaGorx®, Apeaz® and ArthriVarx®, three of the four of which were core products in fiscal 2018 and collectively recognized net sales of approximately $9.5 million during the year ended December 31, 2018 compared with $4.3 million during the year ended December 31, 2017 and established a subscription base of approximately $137,000 monthly as of December 31, 2018. Two of our historical products, Vesele® and Sensum+®, also recognized continued growth in the year ended December 31, 2018, generating net revenue of $5.4 million compared with $3.4 million during the year ended December 31, 2017.

The following represents the number of units of our top products shipped in North America during the years ended December 31, 2018 and 2017:

	Year Ended	Year Ended	#	%
	December 31,	December 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
NUMBER OF UNITS:
Diabasens®	180,411	-	180,411	100.0%
Urivarx®	107,853	62,837	45,016	71.6%
Apeaz®	90,370	11,763	78,607	668.3%
Vesele®	84,844	59,418	25,426	42.8%
Fluticare®	57,909	1,101	56,808	5,159.7%
Sensum®	25,117	24,073	1,044	4.3%

Cost of Product Sales

We recognized cost of product sales of approximately $4.3 million and $1.8 million for the years ended December 31, 2018 and 2017, respectively. The cost of product sales includes the cost of inventory, shipping, internal and external fulfillment expenses and royalties. The increase in cost of product sales by 134% is a direct result in the overall percentage increase in product sales of 160% in comparing the fiscal 2018 and 2017. The increase in the gross margin of product sales to 81.1% in 2018 compared to 79.0% in 2017 is due to the transition of our fulfillment services from utilizing third party providers in 2017 to managing the process internally in 2018 as well as improvements in the cost of products negotiated with our manufacturers during the period. Additionally, the increase in our print and direct mail marketing spend during fiscal 2018 resulted in customers purchasing more units per order when compared to the typical purchases that occur on e-commerce platforms which results in a decrease in shipping expense per unit on average.

Research and Development

We recognized research and development expense of approximately $160,000 and $39,000 for the years ended December 31, 2018 and 2017, respectively. The increase was a result in additional cost for research of new products, quality testing of products, and additional clinical trials expense incurred in 2018 primarily related to Musclin.

Sales and Marketing

We recognized sales and marketing expense of approximately $17.2 million and $6.9 million for the years ended December 31, 2018 and 2017, respectively. Sales and marketing expense consists primarily of print advertisements, direct mail marketing and sales and marketing support. The increase in sales and marketing expense during the year ended December 31, 2018 when compared to the same period in 2017 is due to the increase in the number of products we integrated into the Beyond Human® sales and marketing platform.  Additionally, our expansion of sales into the Canadian market, specifically in the second half of 2018, resulted in an increase in marketing expenses, as we introduced new products to that market.

General and Administrative

We recognized general and administrative expense of approximately $8.0 million and $5.2 million for the years ended December 31, 2018 and 2017, respectively. General and administrative expense consists primarily of employee compensation, investor relation expense, legal, accounting, public reporting costs and other infrastructure expense related to the launch of our products. Additionally, our general and administrative expense includes professional fees, insurance premiums and general corporate expense. The increase is primarily due to the increase in employee headcount from 12 full-time employees as of December 31, 2017 to 27 full-time employees as of December 31, 2018 resulting in an increase in compensation expenses of approximately $1.1 million, an increase of approximately $1.0 million in merchant fees and third-party e-commerce fees as result of the significant increase in revenues during the fiscal year ended December 31, 2018 compared to 2017, and general increases in insurance premiums, legal expenses, rent expense due to our larger office space lease.

Other Income and Expense

We recognized interest expense of approximately $1.4 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively. Interest expense primarily includes interest related to our debt, amortization of debt discounts and the fair value of the embedded conversion feature derivative liability in excess of the proceeds allocated to the debt in 2017 (see Note 5 to the accompanying consolidated financial statements included elsewhere in this Annual Report). Due to the shares, warrants and cash discounts provided to our lenders, the effective interest rate is significantly higher than the coupon rate. The increase in interest expense during the year ended December 31, 2018 is due to the increase in the note agreements entered into during the year to enable us to increase the sales and marketing throughout the period.

We recognized a loss on extinguishment of debt of approximately $1.3 million during the year ended December 31, 2018. The loss on debt extinguishment was the result of the securities exchange agreements entered into with certain Notes Payable holders. In exchange for the settlement of approximately $1.9 million in principal and interest, we issued 195,185 shares of our common stock to such holders, with an aggregate fair value of $2.9 million. As a result, the remaining unamortized debt discount of approximately $0.3 million and the fair value of the common stock issued in excess of the debt settled of approximately $1.0 million were recorded as a loss on debt extinguishment during the year ended December 31, 2018.

We recognized a loss on extinguishment of debt of approximately $0.7 million during the year ended December 31, 2017. The loss on debt extinguishment was the result of the securities exchange agreement entered into with a certain 2016 and 2017 Notes Payable holder, as well as, the required prepayment of the 2016 Notes from the cash proceeds received through the public equity offering in March 2017. In exchange for the settlement of approximately $0.7 million in principal and interest, we issued 108,884 shares of our common stock to such holder with an aggregate fair value of $1.1 million. As a result, the remaining unamortized debt discount of approximately $17,000 and the fair value of the common stock issued in excess of the debt settled of approximately $0.4 million were recorded as a loss on debt extinguishment during the year ended December 31, 2017. Under the terms of the 2016 Notes Payable, we were required to prepay the outstanding principal and interest of the convertible debentures with the cash proceeds received from an equity offering with an offering price less than the current conversion price of the debentures of $0.25 per share, as well as incur a 10% prepayment penalty. As a result of the prepayment, the remaining unamortized debt discount of approximately $0.4 million, the prepayment penalty of $0.1 million and the extinguishment of the embedded conversion feature derivative liability of $0.2 million were recorded as a loss on debt extinguishment during the year ended December 31, 2017.

We recognized a gain from the fair value adjustment for contingent consideration of approximately $0.2 million for both the years ended December 31, 2018 and 2017. Fair value adjustment for contingent consideration consists primarily of the change in the fair value of the contingent ANDA shares of common stock issuable to individual members of Novalere Holdings, LLC in connection with our acquisition in 2015 and the royalty contingent consideration to Semprae.

Income Taxes

We recognized a provision for income taxes of $0 for the year ended December 31, 2018 compared to $3,000 for the year ended December 31, 2017.

Net Loss

Net loss for the year ended December 31, 2018 was approximately $8.3 million, or $(4.16) basic and diluted net loss per share, compared to a net loss for the same period in 2017 of $6.5 million, or $(4.32) basic and diluted net loss per share.

Liquidity and Capital Resources

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments. Combined with revenue, these funds have provided us with the capital to operate our business, to sell and support our products, attract and retain key personnel, and add new products to our portfolio. To date, we have experienced net losses each year since our inception. As of December 31, 2018, we had an accumulated deficit of $43.9 million and a working capital deficit of $2.3 million.

As of March 29, 2019, we had approximately $1.7 million in cash and $0.6 million held by processors. Although no assurances can be given, we currently plan to raise additional capital through the sale of equity or debt securities. We expect, however, that our existing capital resources, the proceeds received from the private placement offering and issuance of notes payable in the first quarter of 2019 totaling $2.7 million (see Note 11 in the accompanying consolidated financial statements included elsewhere in this Annual Report), revenue from sales of our products and upcoming new product launches and sales milestone payments from the commercial partners signed for our products, and equity instruments available to pay certain vendors and consultants, will be sufficient to allow us to continue our operations, commence the product development process and launch selected products through at least the next 12 months. In addition, the Company’s CEO, who is also a significant shareholder, has deferred the remaining payment of his salary earned through June 30, 2016 of $1.2 million and will continue to defer such compensation if payment would jeopardize the ability of the Company to continue its operations.

Our principle debt instruments include the following:

January and March 2018 Notes Payable

On January 8, 2018, January 30, 2018, March 1, 2018 and March 2, 2018, the Company entered into a securities purchase agreement with three unrelated third-party investors, pursuant to which the investors loaned the Company gross proceeds of $678,000 in January 2018 and $550,000 in March 2018 pursuant to 0% promissory notes (“January and March 2018 Notes Payable”). The notes have an Original Issue Discount (“OID”) of $269,000 and bear interest at the rate of 0% per annum. The principal amount of $1.5 million is to be repaid in twelve equal monthly installments. Monthly installments of $68,000 began in February 2018 and are due through January 2019 and monthly installments of $56,000 began in April 2018 and are due through March 2019. The effective interest rate is 22% per annum for the January and March 2018 Notes Payable.

In connection with the January and March 2018 Notes Payable, we issued the investors restricted shares of our common stock totaling 27,211 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the January and March 2018 Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $227,000 in January 2018 and $188,000 in March 2018. In connection with the financing, we issued 5,918 restricted shares of our common stock in January 2018, and 2,998 restricted shares of common stock in March 2018 to a third-party consultant. The fair value of the restricted shares of common stock issued of $68,000 in January 2018 and $55,000 in March 2018 was recorded as a debt discount to the carrying value of the January and March 2018 Notes Payable. The discount is being amortized to interest expense using the effective interest method over the term of the January and March 2018 Notes Payable.

On July 31, 2018, the Company entered into a securities exchange agreement with two of the January and March 2018 Notes Payable holders. In connection with the securities exchange agreement, the Company issued a total of 27,211 shares of common stock in exchange for the settlement of principal due totaling $300,000. The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements was determined to be $440,000. Due to the settlement of the principal balance of $300,000 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal balance totaling $140,000 and the unamortized debt discount as of the date of settlement of $100,000 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

On November 6, 2018, the Company entered into a securities exchange agreement with one of the January and March 2018 Notes Payable holders. In connection with the securities exchange agreement, the Company issued a total of 11,905 shares of common stock in exchange for the settlement of principal due totaling $100,000. The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements, and was determined to be $133,000. Due to the settlement of the principal balance of $100,000 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal balance totaling $33,000 and the unamortized debt discount as of the date of settlement of $24,000 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

February and March 2018 5% Notes Payable

On February 28, 2018 and March 28, 2018, the Company entered into a securities purchase agreement with two unrelated third-party investors, pursuant to which the investors loaned the Company gross proceeds of $650,000 pursuant to 5% promissory notes (“February and March 2018 5% Notes Payable”). The notes have an OID of $70,000 and require aggregate payments of $720,000 in principal. The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on October 28, 2018 for the note issued in February 2018 and in three installments on October 1, 2018, January 1, 2019 and April 1, 2019 for the note issued in March 2018.

In connection with the February and March 2018 5% Notes Payable, we issued the investors restricted shares of our common stock totaling 14,143 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the February and March 2018 5% Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $94,000 in February 2018 and $129,000 in March 2018. The discount is being amortized to interest expense using the effective interest method over the term of the February and March 2018 5% Notes Payable.

On October 8, 2018, the Company entered into a securities exchange agreement with one of the February and March 2018 5% Notes Payable holders. In connection with the securities exchange agreement, the Company issued a total of 40,481 shares of common stock in exchange for the settlement of principal due totaling $340,000.  The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements was determined to be $485,000. Due to the settlement of the principal balance of $340,000 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal balance totaling $145,000 and the unamortized debt discount as of the date of settlement of $3,000 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

On November 30, 2018, the Company entered into a securities exchange agreement with one of the February and March 2018 5% Notes Payable holders. In connection with the securities exchange agreement, the Company issued a total of 20,940 shares of common stock in exchange for the settlement of principal due totaling $143,000.  The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements was determined to be $231,000. Due to the settlement of the principal balance of $143,000 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal balance totaling $88,000 was recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

July 2018 5% Note Payable

On July 19, 2018, the Company entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned the Company gross proceeds of $500,000 pursuant to 5% promissory notes (“July 2018 5% Notes Payable”). The notes have an OID of $50,000 and require payments of $550,000 in principal. The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on February 19, 2019.

In connection with the note, the Company issued the investor restricted shares of common stock totaling 15,239 shares.  The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the note. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in the Company recording a debt discount of $226,000. The discount is being amortized to interest expense using the effective interest method over the term of the note.

August 2018 Notes Payable

On August 1, 2018, the Company entered into a securities purchase agreement with two unrelated third-party investors in which the investors loaned the Company gross proceeds of $1.0 million pursuant to a 0% promissory note (“August 2018 Notes Payable”).  The notes have an OID of $200,000 and require twelve payments of $100,000 in principal per month through August 2019. The August 2018 Notes Payable bear no interest per annum. The effective interest rate is 20% per annum for the notes.

In connection with the August 2018 Notes Payable, we issued the investors restricted shares of common stock totaling 9,524 shares.  The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the August 2018 Notes Payable.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $435,000. In connection with the financing, we issued 6,086 restricted shares to a third-party consultant. The fair value of the restricted shares of common stock issued of $100,000 was recorded as a debt discount to the carrying value of the August 2018 Notes Payable. The discount is being amortized to interest expense using the effective interest method over the term of the August 2018 Notes Payable.

September 2018 5% Notes Payable

On September 12, 2018, the Company entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned the Company gross proceeds of $350,000 pursuant to 5% promissory notes (“September 2018 5% Notes Payable”). The notes have an OID of $40,000 and require payments of $390,000 in principal. The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable in three installments on March 12, 2019, June 12, 2019 and September 12, 2019 for the note.

In connection with the September 2018 5% Notes Payable, the Company issued the investor restricted shares of common stock totaling 9,524 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the September 2018 5% Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $130,000. The discount is being amortized to interest expense using the effective interest method over the term of the Note.

October 2018 5% Notes Payable

On October 22, 2018, the Company entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned the Company gross proceeds of $500,000 pursuant to 5% promissory notes (“October 2018 5% Notes Payable”). The notes have an OID of $50,000 and require payments of $550,000 in principal. The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on May 1, 2019.

In connection with the October 2018 5% Notes Payable, the Company issued the investor restricted shares of common stock totaling 15,239 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the October 2018 5% Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $176,000. The discount is being amortized to interest expense using the effective interest method over the term of the Note.

November and December 2018 Notes Payable

On November 6, 2018, November 8, 2018 and December 12, 2018, the Company entered into a securities purchase agreement with three unrelated third-party investors, pursuant to which the investors loaned the Company gross proceeds of $1.25 million pursuant to 0% promissory notes (“November and December 2018 Notes Payable”). The notes have an OID of $270,000 and require aggregate payments of $1.52 million in principal. The notes bear interest at the rate of 0% per annum.

In connection with the November and December 2018 Notes Payable, the Company issued the investors restricted shares of our common stock totaling 14,763 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the November and December 2018 Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $374,000 in November 2018 and $125,000 in December 2018. The discount is being amortized to interest expense using the effective interest method over the term of the November and December 2018 Notes Payable.

Net Cash Flows (dollars in thousands)

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Net cash used in operating activities	$(6,121)	$(2,361)
Net cash used in investing activities	(494)	(58)
Net cash provided by financing activities	6,298	3,154
Net change in cash	(317)	735
Cash at beginning of the year	1,565	830
Cash at the end of the year	$1,248	$1,565

Operating Activities

For the year ended December 31, 2018, cash used in operating activities was approximately $6.1 million compared with cash used in operating activities of approximately $2.4 million for the year ended December 31, 2017. The increase in the cash used by operating activities of approximately $3.7 million is due primarily from an increase in the net loss of $1.8 million, a net reduction in working capital of $2.4 million and a reduction in stock compensation expenses issued to employees, the board of directors and consultants of $0.6 million offset by increases of $1.2 million consisting primarily from additional loss on the extinguishment of debt and the amortization of debt discount both relating to our issued notes payable.

Investing Activities

For the year ended December 31, 2018, cash used in investing activities was approximately $494,000, which consisted of the purchase of property and equipment for the corporate office as well as the cash used for the acquisitions in 2018. Cash used in investing activities in 2017 was approximately $58,000, which consisted of the purchase of property and equipment for our new corporate office location in December 2017, as well as a contingent royalty payment to Semprae for Zestra® product sales in 2016.

Financing Activities

For the year ended December 31, 2018, cash provided by financing activities was approximately $6.3 million, consisting primarily of the net proceeds from the exercise of warrants of $2.9 million and notes payable and short-term loans payable of $5.8 million, offset by the repayment of notes payable and short-term loans payable of approximately $2.3 million. Cash provided by financing activities in 2017 was approximately $3.2 million, consisting primarily of the net proceeds from the public equity offering of $3.3 million and notes payable of $1.7 million, offset by the repayment of convertible debentures of approximately $1.2 million, notes payable and short-term loans payable of $0.5 million, and the prepayment penalty on the repayment of the convertible debentures of $0.1 million.

Sources of Capital

Our operations have been financed primarily through the sale of equity and issuance of debt instruments and revenues generated from the launch of our products and commercial partnerships signed for the sale and distribution of our products domestic and internationally. These funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel and add new products to our portfolio. We have experienced net losses and negative cash flows from operations each year since our inception. As of December 31, 2018, we had an accumulated deficit of approximately $43.9 million and a working capital deficit of $2.3 million.

We have raised funds through the issuance of debt and the sale of common stock. We have also issued equity instruments in certain circumstances to pay for services from vendors and consultants. For the year ended December 31, 2018, we received approximately $2.9 million in funds from the exercise of warrants and an aggregate of $5.8 million from the issuance of notes payable and short-term loans payable. These funds were primarily utilized for working capital purposes. The outstanding notes payable and short-term loans payable principal balance at December 31, 2018 was approximately $3.3 million.

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

Revenue Recognition and Deferred Revenue

On January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model, which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our condensed consolidated statements of operations, balance sheet, and cash flows as of and for the year ended December 31, 2018.

Revenue is measured based on consideration specified in a contract with a customer. A contract with a customer exists when we enter into an enforceable contract with a customer. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. Performance obligations promised in a contract are identified based on the goods or service that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods or service to the customer.

Product Sales:  Our principal activities from which we generate our revenue are product sales. We ship products directly to consumers pursuant to phone or online orders and to our wholesale and retail customers pursuant to purchase agreements or sales orders. The contract is based on either the acceptance of standard terms and conditions on the websites for e-commerce customers and via telephone with our third-party call center for our print media and direct mail customers, or the execution of terms and conditions contracts with retailers, distributors and wholesalers. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration is typically paid prior to shipment via credit card or check when our products are sold direct to consumers or approximately 30 days from the time control is transferred when sold to wholesalers, distributors and retailers. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience and, in some circumstances, published credit and financial information pertaining to the customer. We have concluded the sale of bottled finished goods and related shipping and handling are accounted for as the single performance obligation. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales.

License Revenue: The license agreements we enter into normally generate three separate components of revenue: (1) an initial payment due on signing or when certain specific conditions are met; (2) royalties that are earned on an ongoing basis as sales are made or a pre-agreed transfer price, and (3) sales-based milestone payments that are earned when cumulative sales reach certain levels. Revenue from the initial nonrefundable payments or licensing fee is recognized when all required conditions are met. If the consideration for the initial license fee is for the right to sell the licensed product in the respective territory with no other required conditions to be met, such type of nonrefundable license fee arrangement for the right to sell the licensed product in the territory is recognized ratably over the term of the license agreement. For arrangements with licenses that include sales-based royalties, including sales-based milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied. The achievement of the sales-based milestone underlying the payment to be received predominantly relates to the licensee’s performance of future commercial activities.

Service Revenue: During the year ended December 31, 2018, we entered into a contract with a customer to provide sales, marketing, customer service, fulfillment, and storage services for a certain product which they have the rights to sell in Canada.  The contract indicates that each of the services are provided as needed or as requested by the customer. The performance obligation is a promise to perform each of these services individually and therefore each service is considered to be distinct in the context of the contract. The transaction price is allocated to each distinct performance obligation and therefore revenue is recognized as the services are performed.

Cooperative Marketing Revenue: During the year ended December 31, 2018, we entered into a contract with a broker to allow other companies to rent addresses from our list for their own marketing purposes. These companies do not obtain access to such lists, but rather the process is managed by a third-party broker. Only upon an individual purchasing a customer’s product would the customer have visibility of the individual's information. In accordance with the contract, the broker will present an offer to us to rent certain lists from us. Upon our written approval, the broker will execute the rental and arrange for the requested marketing materials to be sent, which we consider the performance obligation. We recognize revenue when the rental is executed as indicated by the broker. Collection is managed by the broker and we apply judgment in determining the customer’s ability and intention to pay.

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

Equity Instruments Issued to Non-Employees for Services

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows FASB guidance. As such, the value of the applicable stock-based compensation is periodically remeasured, and income or expense is recognized during the vesting terms of the equity instruments. The measurement date for the estimated fair value of the equity instruments issued is the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the estimated fair value of the equity instrument is primarily recognized over the term of the consulting agreement. According to FASB guidance, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the estimated fair value of nonforfeitable equity instruments issued for future consulting services as prepaid expense and other current assets in our consolidated balance sheets.

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

Step 1. We compare the fair value of each reporting unit to its carrying amount, including the existing goodwill. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. The carrying amount of each reporting unit is determined by specifically identifying and allocating the assets and liabilities to each reporting unit based on headcount, relative revenue or other methods as deemed appropriate by management. If the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and we then perform the second step of the impairment test. If the fair value of a reporting unit exceeds its carrying amount, no further analysis is required.

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

Derivative Liabilities

Certain of our embedded conversion features on debt and issued and outstanding common stock purchase warrants, which have exercise price reset features and other anti-dilution protection clauses, were treated as derivatives for accounting purposes. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants were recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using a Probability Weighted Black-Scholes Model and the embedded conversion features using a Path-Dependent Monte Carlo Simulation Model.

On January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. This ASU requires that when determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. The Company elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018.  As a result of the adoption of this ASU, we recorded a cumulative-effect adjustment to the consolidated statement of financial position as of January 1, 2018 of $59,000 for the warrants previously classified as a derivative liability due to a down round provision included in the terms of the warrant agreement. Therefore, the cumulative-effect adjustment was recorded as a reduction in accumulated deficit and derivative liabilities in the accompanying condensed consolidated balance sheet as of January 1, 2018.  The adoption of this ASU did not have an impact on our condensed consolidated results of operations.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements for the years ended December 31, 2018 and 2017 included elsewhere in this Annual Report for additional recent accounting pronouncements.

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

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

In connection with that evaluation, our CEO and CFO concluded that, as of December 31, 2018, our disclosure controls and procedures were effective. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal accounting and financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accepted accounting principles generally accepted in the United States of America. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents Filed. The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

●	Report of Hall and Company, Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2018 and 2017

●	Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017

●	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018 and 2017

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. See subsection (c) below.

(3)	Exhibits. See subsection (b) below.

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

2.5

Asset Purchase Agreement, dated February 8, 2016, by and between Innovus Pharmaceuticals, Inc. and Beyond Human LLC, filed as an exhibit to the Registrant’s current report on Form 8-k, filed with the SEC on February 11, 2016, and incorporated herein by reference.

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

3.5	Amended and Restated Articles of Incorporation of the Registrant as filed with the Office of the Secretary of State of the State of Nevada on March 15, 2019, filed as an exhibit to the Registrant’s Form 8-K, filed with the SEC on March 15, 2019, and incorporated herein by reference.
4.1	Form of Securities Purchase Agreement filed as Exhibit 4.1 to the Registrant's report on Amendment No. 1 to Form S-1 filed with the SEC on March 13, 2017 and incorporated herein by reference.
4.2	Form of Series A and Series B Warrant filed as Exhibit 4.2 to the Registrant's report on Amendment No. 1 to Form S-1 filed with the SEC on March 13, 2017 and incorporated herein by reference.
4.3	Form of Placement Agent Warrant filed as Exhibit 4.3 to the Registrant's report on Amendment No. 1 to Form S-1 filed with the SEC on March 13, 2017 and incorporated herein by reference.
4.4	Form of Series A, Series B and Series C Warrant filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K, filed with the SEC on December 31, 2018 and incorporated herein by reference.
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

10.30	10% Debenture, filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2016, and incorporated herein by reference.
10.31	Securities Purchase Agreement, filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2016, and incorporated herein by reference.
10.32	Promissory Note, filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2016, and incorporated herein by reference.
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

10.37	H.C. Wainwright and Co., LLC Engagement Agreement, dated January 17, 2017, filed as an exhibit to the Registrant’s registration statement on Form S-1, filed with the SEC on March 13, 2017, and incorporated herein by reference.
10.38#	Employment Agreement, dated as of September 23, 2016 by and between Innovus Pharmaceuticals, Inc. and Rauly Gutierrez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2017)
10.39#	Employment Agreement, dated as of April 27, 2018, by and between Innovus Pharmaceuticals, Inc. and Ryan J. Selhorn (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2018)
10.40	Letter Agreement by and between Innovus Pharmaceuticals, Inc. and H.C. Wainwright and Co., LLC, dated November 19, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 31, 2018).
10.41	Form of Securities Purchase Agreement, dated December 30, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2019).
10.42	Form of Registration Rights Agreement, dated December 30, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 31, 2018).
14.1*	Code of Ethics
21.1*	List of Subsidiaries
23.1*	Consent of Hall and Company, Independent Registered Public Accounting Firm
24.1*	Power of Attorney, included as part of signature page to this Annual Report.
31.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Registrant’s Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. SS. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. SS. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith
#	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: April 1, 2019	Innovus Pharmaceuticals, Inc.

	By:	/s/ Bassam Damaj
Bassam Damaj, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bassam Damaj and Ryan Selhorn, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents or any of them the full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitutes or resubstitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bassam Damaj	Director, President and Chief Executive Officer	April 1, 2019
Bassam Damaj, Ph.D.	(Principal Executive Officer)

/s/ Ryan Selhorn	Vice President and Chief Financial Officer	April 1, 2019
Ryan Selhorn, CPA	(Principal Accounting and Financial Officer)

/s/ Henry Esber	Chairman of the Board of Directors	April 1, 2019
Henry Esber, Ph.D.

/s/ Ziad Mirza	Director	April 1, 2019
Ziad Mirza, M.D.

/s/ Vivian Liu	Director	April 1, 2019
Vivian Liu

/s/ Dean Nuhaily	Director	April 1, 2019
Dean Nuhaily

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Innovus Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovus Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Hall & Company

We have served as the Company’s auditor since 2016

Irvine, CA

April 1, 2019

INNOVUS PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,	December 31,
	2018	2017
ASSETS

Assets:
Cash	$1,248	$1,565
Accounts receivable, net	282	68
Prepaid expense and other current assets	1,116	363
Inventories	2,370	1,726
Total current assets	5,016	3,722

Property and equipment, net	247	62

Deposits	21	21
Goodwill	953	953
Intangible assets, net	3,890	4,273
Total assets	$10,127	$9,031

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expense	$2,622	$2,607
Accrued compensation - current portion	1,252	1,118
Deferred revenue and customer deposits	108	25
Accrued interest payable	32	4
Derivative liabilities – warrants	-	59
Contingent consideration	-	29
Short-term loans payable	266	65
Current portion of notes payable, net of debt discount of $1,008 and $437, respectively	3,073	1,239
Total current liabilities	7,353	5,146

Deferred rent	181	-
Accrued compensation – less current portion	1,228	1,532
Contingent consideration – less current portion	1,256	1,450
Total non-current liabilities	2,665	2,982

Total liabilities	10,018	8,128

Commitments and contingencies

Stockholders’ equity:
Preferred stock: 7,500,000 shares authorized, at $0.001 par value, no shares issued and outstanding at December 31, 2018 and 2017, respectively	-	-
Common stock: 292,500,000 shares authorized, at $0.001 par value, 2,101,284 and 1,594,787 shares issued and outstanding at December 31, 2018 and 2017, respectively	2	2
Additional paid-in capital	43,967	36,541
Accumulated deficit	(43,860)	(35,640)
Total stockholders' equity	109	903

Total liabilities and stockholders’ equity	$10,127	$9,031

See accompanying notes to these consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(in thousands, except weighted average share and per share amounts)

	For the
	Years Ended
	December 31,
	2018	2017
Net revenue:
Product sales, net	$22,879	$8,806
License revenue	9	10
Service revenue	509	-
Cooperative marketing revenue	593	-
Net revenue	23,990	8,816

Cost of product sales	4,325	1,848
Gross Profit	19,665	6,968

Operating expense:
Research and development	160	39
Sales and marketing	17,206	6,853
General and administrative	7,991	5,175
Total operating expense	25,357	12,067

Loss from operations	(5,692)	(5,099)

Other income (expense):
Interest expense	(1,446)	(872)
Loss on extinguishment of debt	(1,332)	(700)
Other income (expense), net	(13)	(7)
Fair value adjustment for contingent consideration	204	194
Change in fair value of derivative liabilities	-	(17)
Total other expense, net	(2,587)	(1,402)

Loss before provision for income taxes	(8,279)	(6,501)

Provision for income taxes	-	3

Net loss	$(8,279)	$(6,504)

Net loss per share of common stock – basic and diluted	$(4.16)	$(4.32)

Weighted average number of shares of common stock outstanding – basic and diluted	1,989,134	1,504,135

See accompanying notes to these consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2017	1,159,295	$1	$30,229	$(29,136)	$1,094

Common stock issued for services	27,535	-	629	-	629
Stock-based compensation	-	-	336	-	336
Common stock issued upon conversion of convertible debentures and accrued interest	122,240	-	1,471	-	1,471
Common stock issued for vested restricted stock units	877	-	-	-	-
Relative fair value of shares of common stock issued in connection with notes payable	26,905	-	217	-	217
Fair value of shares of common stock issued as financing fees in connection with notes payable	10,666	-	99	-	99
Common stock issued upon exercise of stock options	681	-	5	-	5
Sale of common stock and warrants, net of offering costs	244,445	1	3,306	-	3,307
Reclassification of embedded conversion feature derivative liability upon conversion of convertible debentures	-	-	204	-	204
Common stock issued for the prepayment of royalties due under CRI License Agreement	2,143	-	45	-	45
Net loss for year ended December 31, 2017	-	-	-	(6,504)	(6,504)

Balances at December 31, 2017	1,594,787	2	36,541	(35,640)	903

Common stock issued for services	2,603	-	23	-	23
Stock-based compensation	-	-	470	-	470
Exercise of warrants, net of offering costs	181,200	-	2,671	-	2,671
Common stock issued upon conversion of debt and interest	195,186	-	2,918	-	2,918
Common stock issued in connection with debt	90,644	-	959	-	959
Common stock issued for vested restricted stock units	6,797	-	-	-	-
Fair value of shares of common stock issued as financing fees in connection with notes payable	23,195	-	310	-	310
Shares issued in connection with asset purchase	6,872	-	75	-	75
Reclassification of warrant derivative liability upon adoption of ASU 2017-11	-	-	-	59	59
Net loss for year ended December 31, 2018	-	-	-	(8,279)	(8,279)

Balances at December 31, 2018	2,101,284	$2	$43,967	$(43,860)	$109

See accompanying notes to these consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands, except share amounts)

	For the
	Year Ended
	December 31
	2018	2017

Cash flows from operating activities:
Net loss	$(8,279)	$(6,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54	12
Allowance for doubtful accounts	-	7
Common stock, restricted stock units and stock options issued to employees, board of directors and consultants for compensation and services	491	1,136
Loss on extinguishment of debt	1,332	700
Change in fair value of contingent consideration	(204)	(194)
Change in fair value of derivative liabilities	-	17
Amortization of debt discount	1,369	778
Amortization of intangible assets	634	630
Changes in operating assets and liabilities, net of acquisition amounts		-
Accounts receivable	(213)	(42)
Prepaid expense and other current assets	(710)	112
Inventories	(542)	(1,126)
Deposits	-	(6)
Accounts payable and accrued expense	(207)	1,757
Accrued compensation	(171)	351
Deferred rent	181	-
Accrued interest payable	61	(3)
Deferred revenue and customer deposits	83	14
Net cash used in operating activities	(6,121)	(2,361)

Cash flows from investing activities:
Purchase of property and equipment	(238)	(45)
Acquisitions, net of cash acquired	(237)	-
Payment on contingent consideration	(19)	(13)
Net cash used in investing activities	(494)	(58)

Cash flows from financing activities:
Proceeds from short-term loans payable	313	-
Payments on short-term loans payable	(159)	(33)
Proceeds from notes payable and convertible debentures	5,470	1,650
Payments on notes payable	(2,181)	(426)
Proceeds from stock option and warrant exercises	2,853	5
Issuance of common stock for services	2	-
Proceeds from sale of common stock and warrants, net of offering costs	-	3,308
Payments on convertible debentures	-	(1,223)
Prepayment penalty on extinguishment of convertible debentures	-	(127)
Net cash provided by financing activities	6,298	3,154

Net change in cash	(317)	735

Cash at beginning of year	1,565	830

Cash at end of year	$1,248	$1,565

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$6
Cash paid for interest	$5	$90

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures, notes payable and accrued interest	$1,872	$1,093
Reclassification of the fair value of the embedded conversion features from derivative liability to additional paid-in capital upon conversion	$-	$204
Relative fair value of common stock issued in connection with notes payable recorded as debt discount	$959	$217
Fair value of common stock issued as financing fees in connection with notes payable recorded as debt discount	$310	$99
Offering costs in connection with warrant exercises included in accounts payable and accrued expenses	$181	$-
Cumulative adjustment to accumulated deficit for the fair value of the warrant derivative liability upon adoption of ASU 2017-11 on January 1, 2018	$59	$-
Fair value of non-forfeitable common stock issued to consultant included in accounts payable and accrued expense	$-	$360
Fair value of common stock issued for prepayment of future royalties due under the CRI License Agreement included in prepaid expense and other current assets	$-	$45
Proceeds from short-term loans payable for payment of business insurance premiums	$175	$98

See accompanying notes to these consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Innovus Pharmaceuticals, Inc., together with its subsidiaries as follows (collectively referred to as “Innovus” or the “Company”): Semprae Laboratories, Inc., a Delaware corporation (“Semprae”), FasTrack Pharmaceuticals, Inc., a Delaware corporation (“FasTrack”), Novalere, Inc., a Delaware corporation (“Novalere”), Supplement Hunt, Inc., a Nevada corporation ("Supplement Hunt") and Prime Savings Club, Inc., a Nevada corporation ("Prime Savings Club"), is a Nevada formed, San Diego, California-based emerging over-the-counter (“OTC”) consumer goods and specialty pharmaceutical company engaged in the commercialization, licensing and development of safe and effective non-prescription medicine, consumer care products, supplements and certain related devices to improve men’s and women’s health and vitality, urology, brain health, pain, respiratory diseases, among others. The Company delivers innovative and uniquely presented and packaged health solutions through its (a) OTC medicines, devices, consumer and health products, and clinical supplements, which we market directly, (b) commercial retail and wholesale partners, and (c) directly to consumers through the Company’s proprietary Beyond Human® Sales & Marketing Platform including print media, on-line channels, websites, retailers and wholesalers. The Company is dedicated to being a leader in developing and marketing new OTC and branded Abbreviated New Drug Application (“ANDA”) products, supplements and certain related devices. Innovus actively pursues opportunities where existing prescription drugs have recently, or are expected to, change from prescription (or Rx) to OTC. These “Rx-to-OTC switches” require Food and Drug Administration (“FDA”) approval through a process initiated by the New Drug Application (“NDA”) holder.

The Company’s business model leverages its ability to (a) develop and build its current pipeline of proprietary products, and (b) to also acquire outright or in-license commercial products that are supported by scientific and/or clinical evidence, place them through the Company’s existing supply chain, retail and on-line (including our Amazon®, eBay®, Wish.com, Walmart.com®, and Walgreens.com on-line stores and other e-commerce business platforms) channels to tap new markets and drive demand for such products and to establish physician relationships. The Company currently sells its products direct to consumer primarily in the United States and Canada and sells to international commercial partners in multiple countries around the world

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries: FasTrack Pharmaceuticals, Inc. ("FasTrak"), Semprae Laboratories, Inc. (“Semprae”), Novalere, Inc. (“Novalere”), Supplement Hunt, Inc. (“Supplement Hunt”) and Prime Savings Club, Inc. (“Prime Savings Club”). All material intercompany transactions and balances have been eliminated. Certain items have been reclassified to conform to the current year presentation.

Reverse Stock Split

On March 15, 2019, the Company’s Board of Directors approved to amend and restate the Company’s Charter to affect a one-for-105 reverse stock split of its issued and outstanding shares of common stock, but not the number of shares of common stock authorized for issuance under our Charter nor the par value of the common stock and preferred stock (the “Reverse Split”). The Annual Report financial statements and accompanying footnotes have been retroactively restated to reflect the reverse stock split.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include the allowance for doubtful accounts, sales returns and chargebacks, realizability of inventories, valuation of deferred tax assets, goodwill and intangible assets, valuation of contingent acquisition consideration, recoverability of long-lived assets, fair value of derivative liabilities and the valuation of equity-based instruments and beneficial conversion features. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Liquidity

The Company’s operations have been financed primarily through proceeds from convertible debentures and notes payable, sales of its common stock and revenue generated from its products domestically and internationally through the Company's marketing platform and by its partners. These funds have provided Innovus with the resources to operate its business, sell and support its products, attract and retain key personnel and add new products to the Company's portfolio. The Company has experienced net losses and negative cash flows from operations each year since its inception.  As of December 31, 2018, the Company had an accumulated deficit of $43.9 million and a working capital deficit of $2.3 million.

In January 2019, the Company raised net cash proceeds of $2.7 million from the sale of common stock and warrants in a registered public offering (see Note 11). Additionally, during fiscal 2018, the Company raised $5.5 million in gross proceeds from the issuance of notes payable to six investors and $2.9 million in gross proceed from stock options and warrant exercised (see Notes 5, 7 and 11). The Company has also issued equity instruments in certain circumstances to pay for services from vendors and consultants.

As of December 31, 2018, the Company had $1.2 million in cash and $0.4 million held by merchant processors reported in other current assets and as of March 29, 2019, the Company had $1.7 million in cash and $0.6 million held by merchant processors. During the year ended December 31, 2018, the Company had net cash used in operating activities of $6.1 million. The Company expects that its existing capital resources, the proceeds received from the registered public offering in the first quarter of 2019 totaling $2.7 million (see Note 11), revenue from sales of its products and upcoming sales milestone payments from the commercial partners signed for its products will be sufficient to allow the Company to continue our operations, commence the product development process and launch selected products through at least the next 12 months. In addition, the Company’s CEO, who is also a significant shareholder, has deferred the remaining payment of his salary earned through June 30, 2016 of $1.2 million and will continue to defer such compensation if payment would jeopardize the ability of the Company to continue its operations. The Company’s actual needs will depend on numerous factors, including timing of introducing its products to the marketplace, its ability to attract additional international distributors for its products and the Company’s ability to in-license in non-partnered territories and/or develop new product candidates. Although no assurances can be given, the Company currently intends to raise additional capital through the sale of debt or equity securities to provide additional working capital, pay for further expansion and development of our business, and to meet current obligations. Such capital may not be available to the Company when it needs it or on terms acceptable to the Company, if at all.

Fair Value Measurement

The Company’s financial instruments are cash, accounts receivable, accounts payable, accrued liabilities, derivative liabilities, contingent consideration and debt. The recorded values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The fair values of the warrant derivative liabilities and embedded conversion feature derivative liabilities are based upon the Black Scholes Option Pricing Model (“Black-Scholes”) and the Path-Dependent Monte Carlo Simulation Model calculations, respectively, and are a Level 3 measurement (see Note 8). The fair value of the contingent acquisition consideration is based upon the present value of expected future payments under the terms of the agreements and is a Level 3 measurement (see Note 3).  Based on borrowing rates currently available to the Company, the carrying values of the notes payable and short-term loans payable approximate their respective fair values.

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

Cash

Cash consists of cash held with financial institutions with original maturities of three months or less. Cash held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits.

Concentration of Credit Risk, Major Customers and Segment Information

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. Accounts receivable consist primarily of cooperative marketing sales which are managed by a third-party as well as a third-party seller of the Company’s products on e-commerce.  The Company performs ongoing credit evaluations of its customers and generally do not require collateral.

Revenues consist primarily of product sales directly to end user customers.  The Company has no customers that accounted for 10% or more of our total net revenue during the years ended December 31, 2018 and 2017. As of December 31, 2018, and 2017 two customers and four customers accounted for 78% and 72% of total net accounts receivable, respectively.

The Company categorizes revenue by geographic area based on selling location. All operations are currently located in the U.S. The Company’s U.S. and Canada sales represented 80% and 19%, respectively, of our total net product sales for the year ended December 31, 2018. The balance of the sales is to various other countries, none of which is 10% or greater.

The Company operates on the basis of a single reportable segment, which is the business of delivering over-the-counter medicines, consumer care products for men’s and women’s health and respiratory diseases, and other consumer care goods. The Company's chief operating decision-maker is the Chief Executive Officer, who evaluates us as a single operating segment.

Concentration of Suppliers

The Company has manufacturing relationships with a number of vendors or manufacturers for its various products. Pursuant to these relationships, the Company purchases products through purchase orders with its manufacturers.

Inventories

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined on a first-in, first-out basis. The Company evaluates the carrying value of inventories on a regular basis, based on the price expected to be obtained for products in their respective markets compared with historical cost. Write-downs of inventories are considered to be permanent reductions in the cost basis of inventories.

The Company also regularly evaluates its inventories for excess quantities and obsolescence (expiration), taking into account such factors as historical and anticipated future sales or use in production compared to quantities on hand and the remaining shelf life of products and raw materials on hand. The Company establishes reserves for excess and obsolete inventories as required based on its analyses.

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

Business Combinations

The Company accounts for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The final purchase price may be adjusted up to one year from the date of the acquisition. Identifying the fair value of the tangible and intangible assets and liabilities acquired requires the use of estimates by management and was based upon currently available data. Examples of critical estimates in valuing certain of the intangible assets the Company has acquired or may acquire in the future include but are not limited to future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents and discount rates utilized in valuation estimates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in the Company's estimate of relevant revenue or other targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration or the occurrence of events that cause results to differ from the Company’s estimates or assumptions could have a material effect on the consolidated statements of operations, financial position and cash flows in the period of the change in the estimate.

Goodwill and Intangible Assets

In accordance with FASB ASC 350, Intangibles - Goodwill and Other ("ASC 350"), goodwill and indefinite-lived intangible assets are not amortized, but rather are reviewed annually for impairment using December 31st carrying values, or when there is evidence that events or changes in circumstances indicate that the current carrying amounts may not be recovered. Under this standard, the Company annually has the option to first assess qualitatively, based on relevant events and circumstances, whether it is more likely than not that there has been an impairment, or perform a quantitative analysis, known as the "two-step" impairment process, to assess the existence of any such impairment. If the qualitative analysis shows that it is more likely than not that the fair value of a reporting unit is higher than its carrying amount, the quantitative two-step impairment process is not required. If the qualitative analysis fails, the quantitative two-step process analysis is required. The quantitative two-step impairment process consists as follows:

Step 1. The Company compares the fair value of each reporting unit to its carrying amount, including the existing goodwill. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. The carrying amount of each reporting unit is determined by specifically identifying and allocating the assets and liabilities to each reporting unit based on headcount, relative revenue or other methods as deemed appropriate by management. If the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the Company then perform the second step of the impairment test. If the fair value of a reporting unit exceeds its carrying amount, no further analysis is required.

Step 2. If further analysis is required, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and its liabilities in a manner similar to a purchase price allocation, to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess.

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

The goodwill was recorded as part of the acquisition of Semprae that occurred on December 24, 2013, the acquisition of Novalere that occurred on February 5, 2015, and the asset acquisition of Beyond Human® that closed on March 1, 2016. There were no changes in the carrying value of the Company’s goodwill and no impairment of goodwill for the years ended December 31, 2018 and 2017.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from one to fifteen years. The useful life of the intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the years ended December 31, 2018 and 2017, the Company did not recognize any impairment of its long-lived assets.

Debt Issuance Costs

Debt issuance costs represent costs incurred in connection with the notes payable and convertible debentures during the years ended December 31, 2018 and 2017. Debt issuance costs related to the issuance of the convertible debentures and notes payable are recorded as a reduction to the debt balances in the accompanying consolidated balance sheets.  The debt issuance costs are being amortized to interest expense over the term of the financing instruments using the effective interest method.

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

Derivative Liabilities

Prior to the adoption of ASU 2017-11, the warrants issued in connection with the January 2015 non-convertible debenture to a former executive were measured at fair value and classified as a liability because these warrants contain anti-dilution protection and therefore, could not be considered indexed to our own stock which was a requirement for the scope exception as outlined previously under FASB ASC 815. The estimated fair value of the warrants was determined using the Probability Weighted Black-Scholes Model. The fair value was affected by changes in inputs to that model including the Company’s stock price, expected stock price volatility, the contractual term and the risk-free interest rate. Upon the adoption of ASU 2017-11 on January 1, 2018, the Company no longer classifies the fair value of these warrants as a liability (see Note 8).

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

The Company recognizes the benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. There were no uncertain tax positions at December 31, 2018 and 2017 (see Note 9).

Revenue Recognition and Deferred Revenue

The Company generates revenue from product sales and the licensing of the rights to market and commercialize our products.

Revenue is measured based on consideration specified in a contract with a customer. A contract with a customer exists when the Company enters into an enforceable contract with a customer. The contract is based on either the acceptance of standard terms and conditions on the websites for e-commerce customers and via telephone with our third-party call center for our print media and direct mail customers, or the execution of terms and conditions contracts with retailers and wholesalers. These contracts define each party's rights, payment terms and other contractual terms and conditions of the sale. Consideration is typically paid prior to shipment via credit card or check when products are sold direct to consumers or approximately 30 days from the time control is transferred when sold to wholesalers, distributors and retailers. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience and, in some circumstances, published credit and financial information pertaining to the customer.

A performance obligation is a promise in a contract to transfer a distinct product to the customer, which for the Company is transfer of over-the-counter drug and consumer care products to its customers. Performance obligations promised in a contract are identified based on the goods that will be transferred to the carrier who takes control of the product that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract.

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30-90 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. The estimated reserve for sales returns and allowances, which is included in accounts payable and accrued expense, was approximately $194,000 and $53,000 at December 31, 2018 and December 31, 2017, respectively.

The Company recognizes revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales.

The Company enters into exclusive distributor and license agreements that are within the scope of ASC Topic 606. The license agreements we enter into normally generate three separate components of revenue: (1) an initial nonrefundable payment due on signing or when certain specific conditions are met; (2) royalties that are earned on an ongoing basis as sales are made or a pre-agreed transfer price; and (3) sales-based milestone payments that are earned when cumulative sales reach certain levels. Revenue from the initial nonrefundable payments or licensing fee is recognized when all required conditions are met. If the consideration for the initial license fee is for the right to sell the licensed product in the respective territory with no other required conditions to be met, such type of nonrefundable license fee arrangement for the right to sell the licensed product in the territory is recognized ratably over the term of the license agreement. For arrangements with licenses that include sales-based royalties, including sales-based milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied. The achievement of the sales-based milestone underlying the payment to be received predominantly relates to the licensee’s performance of future commercial activities.

Cost of Product Sales

Cost of product sales includes the cost of inventories, shipping costs, warehouse labor costs, royalties and inventory reserves. The Company is required to make royalty payments based upon the net sales of three of its marketed products, Zestra®, Sensum+® and Vesele®. In October 2017, the royalty obligation for Vesele® ended and in 2018 the royalty obligation for Zestra® has ended in accordance with the terms of the agreement.

Advertising Expense

Advertising costs, which primarily includes print and online media advertisements, are expensed as incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising costs were approximately $14.1 and $5.4 million for the years ended December 31, 2018 and 2017, respectively.

Research and Development Costs

Research and development (“R&D”) costs, including research performed under contract by third parties, are expensed as incurred. Major components of R&D expense consist of salaries and benefits, testing, post marketing clinical trials, material purchases and regulatory affairs.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Stock Based Compensation.  All stock-based payments to employees and directors, including grants of stock options, warrants, restricted stock units (“RSUs”) and restricted stock, are recognized in the consolidated financial statements based upon their estimated fair values. The Company uses Black-Scholes to estimate the fair value of stock-based awards. The estimated fair value is determined at the date of grant. FASB ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. As a result of the adoption of ASU No. 2016-09 as of January 1, 2017, the Company has made an entity-wide accounting policy election to account for forfeitures when they occur.

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

Equity Instruments Issued to Non-Employees for Services

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows FASB guidance. As such, the value of the applicable stock-based compensation is periodically remeasured, and income or expense is recognized during the vesting terms of the equity instruments. The measurement date for the estimated fair value of the equity instruments issued is the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the estimated fair value of the equity instrument is primarily recognized over the term of the consulting agreement. According to FASB guidance, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the estimated fair value of nonforfeitable equity instruments issued for future consulting services as prepaid expense and other current assets in our consolidated balance sheets.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and vested but deferred RSUs during the period presented. Diluted net loss per share is computed using the weighted average number of common shares outstanding and vested but deferred RSUs during the periods plus the effect of dilutive securities outstanding during the periods. For the years ended December 31, 2018 and 2017, basic net loss per share is the same as diluted net loss per share as a result of our common stock equivalents being anti-dilutive.  See Note 7 for more details.

Change in Accounting Principle

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. This ASU requires that when determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. The Company elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018.  As a result of the adoption of this ASU, the Company recorded a cumulative-effect adjustment to the consolidated statement of financial position as of January 1, 2018 of $59,000 for the warrants previously classified as a derivative liability due to a down round provision included in the terms of the warrant agreement. Therefore, the cumulative-effect adjustment was recorded as a reduction in accumulated deficit and derivative liabilities in the accompanying condensed consolidated balance sheet as of January 1, 2018.  The adoption of this ASU did not have an impact on the Company’s condensed consolidated results of operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach.  ASU 2016-02 is effective for the Company beginning in the first quarter of 2019 and will be adopted using a modified retrospective approach by recognizing a cumulative-effect adjustment to the opening balance of retained earnings on December 31, 2018. We will continue to report financial years ended before December 31, 2018 under the current lease accounting standard.

We elected the standard's package of practical expedients on adoption, which allows us to carry forward our historical assessment of whether existing agreements contain a lease and the classification of our existing lease agreements as either operating or capital (referred to as operating or financing leases in the new standard). We did not elect the standard's hindsight practical expedient on adoption. The standard also provides practical expedients for ongoing lessee accounting after adoption. We expect to elect this practical expedient to not separate lease and non-lease components for our real-estate leases and will therefore allocate all fixed lease payments, which may include management fees and common-area-maintenance charges, to our operating lease liabilities and corresponding right-of-use assets.

The Company is currently implementing ASU 2016-02 in the first quarter of 2019 and it expects the primary impact to the consolidated financial position upon adoption will be the recognition, on a discounted basis, of the minimum commitments on the consolidated balance sheet under our sole noncancelable operating lease for the Company’s facility in San Diego resulting in the recording of a right of use asset and lease obligation. The current minimum commitment under the noncancelable operating lease is disclosed in Note 10.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. This update is effective for annual and interim periods beginning after December 15, 2019, and interim periods within that reporting period. While the Company is still in the process of completing our analysis on the impact this guidance will have on the consolidated financial statements and related disclosures, the Company does not expect the impact to be material.

In June 2018, the FASB issued ASU 2018-07 which aligns the accounting for share-based payment awards issued to nonemployees with those issued to employees. Under the new guidance, the nonemployee awards will be measured on the grant date and compensation costs will be recognized when achievement of the performance condition is probable. This new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the new guidance and does not expect it to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 which modifies the disclosure requirements for recurring and nonrecurring fair value measurements, primarily those surrounding Level 3 fair value measurements and transfers between Level 1 and Level 2. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period.  The Company is currently evaluating the new guidance and does not expect it to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. This ASU becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. This ASU becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.

NOTE 2 – LICENSE AGREEMENTS

In-License Agreements

Seipel Group Pty Ltd. In-License Agreement

On September 29, 2016, the Company and Seipel Group Pty Ltd. (“SG”) entered into a license and purchase agreement (“SG License Purchase Agreement”) pursuant to which the Company acquired the exclusive rights to use, market and sell SG’s proprietary bladder health dietary supplement formula in the U.S. and worldwide. Under this agreement, the Company has agreed to minimum purchase order requirements of 25,000 bottles per calendar quarter beginning 12 months after its initial order to retain exclusivity of which the Company has met through December 31, 2018.

Out-License Agreements

Acerus Pharmaceuticals Corporation Agreement

On January 5, 2018, the Company entered into an exclusive ten-year license agreement with Acerus Pharmaceuticals Corporation, a Canadian company (“Acerus”), under which the Company granted to Acerus an exclusive license to market and sell UriVarx® in Canada. Under the agreement, Innovus received a non-refundable upfront payment and will be eligible to receive up to CAD $1.65 million (USD $1.21 million at December 31, 2018) in milestone payments based on Acerus achieving certain sales targets and the Company will sell UriVarx® to Acerus at an agreed-upon transfer price. Acerus also has minimum annual purchase requirements for UriVarx® during the term of the agreement.

During 2018, the Company received an upfront payment totaling $78,000 (CAD $100,000) which is being recognized over the term of the ten-year license agreement. As of December 31, 2018, $70,000 of the upfront payment is included in deferred revenue and customer deposits in the accompanying consolidated balance sheet. The Company believes the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future minimum order quantities. During the year ended December 31, 2018, the Company recognized revenue for the sale of products related to this agreement of $311,000. Additionally, the Company agreed to provide sales and marketing, fulfillment, and customer service support to Acerus throughout the fiscal year.  During the year ended December 31, 2018, the Company recognized revenue of $509,000 relating to such services provided. In addition, in order to retain exclusivity of this product in Canada, Acerus is obligated to purchase an additional 35,000 units during 2019.

Lavasta Pharma FZ-LLC Agreement

On January 18, 2018, the Company entered into an exclusive ten-year license agreement with Lavasta Pharma FZ-LLC, a Dubai company (“Lavasta”), under which it granted to Lavasta an exclusive license to market and sell ProstaGorx® in the Kingdom of Saudi Arabia, Algeria, Egypt, the United Arab Emirates, Lebanon, Jordan, Kuwait, Morocco, Tunisia, Bahrain, Oman, Qatar, and Turkey, among other countries. If any country in the territory under this agreement is ever listed on the U.S. Department of Treasury’s restricted OFAC List or other list of countries that a U.S. OTC pharma company cannot do business with, then such country shall be removed from the list of countries included in the territory in this agreement for such applicable restricted period. Under the agreement, the Company received a non-refundable upfront payment and will sell products to Lavasta at an agreed-upon transfer price. Lavasta also has minimum annual purchase requirements for the products during the term of the agreement.

During 2018, the Company received an upfront payment totaling $25,000 which is being recognized over the term of the ten-year license agreement. As of December 31, 2018, $23,000 of the upfront payment is included in deferred revenue and customer deposits in the accompanying condensed consolidated balance sheet. The Company believes the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future minimum order quantities.

On October 19, 2018, the Company entered into an Amendment No. 1 to the Exclusive Distributor and License Agreement pursuant to which the Company agreed to add Iran as an additional country for exclusive distribution.  In exchange, the Company received an additional upfront payment totaling $15,000 which is being recognized over the remaining term of the ten-year license agreement.

During the year ended December 31, 2018, the Company recognized revenue of $156,000 for the sale of products related to this agreement.

Luminarie Pty Ltd. Agreement

On May 16, 2017, the Company entered into an exclusive ten-year license agreement with Luminarie Pty Ltd., an Australia company (“Luminarie”), under which Innovus granted to Luminarie an exclusive license to market and sell its topical treatment for FSI/AD Zestra® and Zestra Glide® in Australia, New Zealand and the Philippines. Luminarie received approval for Zestra® as a Class I Medical Device in Australia in July 2017 and New Zealand in September 2017. Luminarie is obligated to order certain minimum annual quantities of Zestra® and Zestra Glide® at a pre-negotiated transfer price per unit during the term of the agreement. During the year ended December 31, 2018 and 2017, the Company did not recognize any revenue for the sale of products related to this agreement.

Densmore Pharmaceutical International Agreement

On April 24, 2017, the Company entered into an exclusive ten-year license agreement with Densmore Pharmaceutical International, a Monaco company (“Densmore”), under which Innovus granted to Densmore an exclusive license to market and sell its topical treatment for Female Sexual Interest/Arousal Disorder (“FSI/AD”) Zestra® in France and Belgium. Under the agreement, the Company received a non-refundable upfront payment of $8,000 which was recognized as revenue in the accompanying consolidated statement of operations for the year ended December 31, 2017. The Company believes the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future minimum order quantities. Densmore is obligated to order certain minimum annual quantities of Zestra® at a pre-negotiated transfer price per unit during the term of the agreement. During the years ended December 31, 2018 and 2017, the Company recognized revenue for the sale of products related to this agreement of $0 and $100,000, respectively. In July 2017, the Company entered into an amendment to the agreement with Densmore to expand the product territory to Singapore and Vietnam.

LI USA Co. Agreement

On November 9, 2016, the Company entered into an exclusive ten-year license agreement with J&H Co. LTD, a South Korea company (“J&H”), under which Innovus granted to J&H an exclusive license to market and sell its topical treatment for Female Sexual Interest/Arousal Disorder (“FSI/AD”) Zestra® and Zestra Glide® in South Korea. Under the agreement, J&H is obligated to order minimum annual quantities of Zestra® and Zestra Glide® totaling $2.0 million at a pre-negotiated transfer price per unit through March 2018. The minimum annual order quantities by J&H are to be made over a 12-month period following the approval of the product by local authorities and beginning upon the completion of the first shipment of product. Our partner received the approval to import the product and placed its first order in March 2017. During the years ended December 31, 2018 and 2017, we recognized $82,000 and $60,000, respectively, in revenue for the sale of products related to this agreement.

On October 26, 2017, the exclusive license and distributor rights under this agreement were assigned to LI USA Co., a U.S. company (“LI USA”), from J&H and LI USA is now the distributor under this agreement. LI USA is controlled by the same original owners as J&H. All terms and conditions of the original agreement remain intact. During 2018, LI USA did not meet its minimum annual order quantities and therefore is not in compliance with the license agreement to maintain its exclusivity.

Sothema Laboratories Agreement

On September 23, 2014, the Company entered into an exclusive license agreement with Sothema Laboratories, SARL, a Moroccan publicly traded company (“Sothema”), under which Innovus granted to Sothema an exclusive license to market and sell Zestra® (based on the latest Canadian approval of the indication) and Zestra Glide® in several Middle Eastern and African countries (collectively the “Territory”). Under the agreement, the Company received an upfront payment of $200,000 and is eligible to receive additional consideration upon and subject to the achievement of sales milestones based on cumulative supplied units of the licensed products in the Territory, plus a pre-negotiated transfer price per unit. The Company believes the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future sales-based milestones.

On July 25, 2018, the Company entered into sub-license agreement with Sothema and Lavasta under which the Company agreed to allow Sothema to subcontract the importation, distribution sale and promotion for the products under the exclusive license agreement in Egypt, Iraq, Jordan, Algeria, Tunisia, Libya, the UAE and Saudi Arabia.

As the sales-based milestones do not meet the definition of a milestone under ASC 606, the Company will recognize the revenue from the milestone payments when the cumulative supplied units’ volume is met. During the years ended December 31, 2018 and 2017, the Company did not recognize any revenue for the sales of products related to this agreement, and no revenue was recognized for the sales-based milestones of the agreement.

Orimed Pharma Agreement

On September 18, 2014, the Company entered into a twenty-year exclusive license agreement with Orimed Pharma (“Orimed”), an affiliate of JAMP Pharma, under which Innovus granted to Orimed an exclusive license to market and sell in Canada Zestra®, Zestra Glide®, its topical treatment for premature ejaculation EjectDelay® and our product Sensum+® to increase penile sensitivity. Under the agreement, the Company received an upfront payment of $100,000 and is eligible to receive additional consideration upon and subject to the achievement of sales milestones based on cumulative gross sales in Canada by Orimed plus double-digit tiered royalties based on Orimed’s cumulative net sales in Canada. The Company believes the amount of the upfront payment received is reasonable compared to the amounts to be received upon obtainment of future sales-based milestones.

As the sales-based milestones do not meet the definition of a milestone under ASC 606, the Company will recognize the revenue from the milestone payments when the cumulative gross sales volume is met. The Company recognizes the revenue from the royalty payments on a quarterly basis when the cumulative net sales have been determined.  During the years ended December 31, 2018 and 2017, under this agreement the Company recognized $98,000 and $31,000, respectively, in net revenue for the sales of products and no revenue was recognized for the sales-based milestones. During the years ended December 31, 2018 and 2017, we recognized royalty payments of $13,000 and $4,000, respectively.

NOTE 3 – BUSINESS AND ASSET ACQUISITIONS

Acquisition of Supplement Hunt

On December 14, 2018 (the “Closing Date”), the Company entered into an Asset Purchase Agreement, pursuant to which the Company acquired substantially all of the assets of 2464573 Ontario Inc. (the "Seller") in exchange for $221,000.  The assets acquired include the website of www.supplementhunt.com, an online supplement store, offering low price vitamins and supplements from protein and superfoods to recovery formulas, inventory valued at $96,000, customer email list, and a back-end system which manages orders.  The Company recorded intangible assets totaling $125,000.  The Company believes this business complements our existing business while introducing a new client demographic for existing products and future products in the Company’s pipeline.

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

With the Merger, the Company acquired the worldwide rights to market and sell the FlutiCare® brand (fluticasone propionate nasal spray) and the related third-party manufacturing agreement for the manufacturing of FlutiCare® (“Acquisition Manufacturer”) from Novalere FP. The OTC Abbreviated New Drug Application (“ANDA”) for fluticasone propionate nasal spray was filed at the end of 2014 by the Company's third-party manufacturer and partner, who is currently selling the prescription version of the drug, with the FDA and the OTC ANDA still subject to FDA approval. An ANDA is an application for a U.S. generic drug approval for an existing licensed medication or approved drug. A prescription ANDA (“RX ANDA”) is for a generic version of a prescription pharmaceutical and an OTC ANDA is for a generic version of an OTC pharmaceutical.

Due to the delay in approval of the Acquisition Manufacturer’s OTC ANDA by the FDA, in May 2017, the Company announced a commercial relationship with a different third-party manufacturer (West-Ward Pharmaceuticals International Limited or “WWPIL”) who has an FDA approved OTC ANDA for fluticasone propionate nasal spray under which they have agreed to manufacture the Company's FlutiCare® OTC product for sale in the U.S. (see Note 10). The Company currently still anticipates that the OTC ANDA filed in November 2014 by the Acquisition Manufacturer with the FDA may be approved in 2019. As the Company holds the worldwide rights to market and sell FlutiCare® under the manufacturing agreement with the Acquisition Manufacturer, the Company believes the agreement with the Acquisition Manufacturer will still provide it with the opportunity to market and sell FlutiCare® ex-U.S. and, if the OTC ANDA is approved by the FDA, a second source of supply within the U.S., if ever needed.

Under the terms of the Merger Agreement, at the Closing Date, the Novalere Stockholders received 50% of the Consideration Shares (the “Closing Consideration Shares”) and the remaining 50% of the Consideration Shares (the “ANDA Consideration Shares”) were to be delivered only if an ANDA of Fluticasone Propionate Nasal Spray of Novalere Manufacturing Partners (the “Target Product”) was approved by the FDA (the “ANDA Approval”). A portion of the Closing Consideration Shares and, if ANDA Approval was obtained prior to the 18-month anniversary of the Closing Date, a portion of the ANDA Consideration Shares, would have been held in escrow for a period of 18 months from the Closing Date to be applied towards any indemnification claims by the Company pursuant to the Merger Agreement.

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

On November 12, 2016, the Company entered into an Amendment and Supplement to a Registration Rights and Stock Restriction Agreement (the “Agreement”) with Novalere Holdings pursuant to which the Company agreed to issue 121,989 shares of our common stock (the “Novalere Shares”) that were issuable pursuant to agreement upon the approval of the Acquisition Manufacturer’s OTC ANDA for fluticasone propionate nasal spray by the FDA. In connection with the issuance of the Novalere Shares, Novalere Holdings also agreed to certain restrictions, and to an extension in the date to register the Novalere Shares and all other shares of the Company’s common stock held by Novalere Holdings until the second quarter of 2017. In the event a registration statement to register the Novalere Shares was not filed by February 1, 2017, and did not become effective by May 15, 2017, the Company would have been required to issue additional shares of common stock as a penalty to Novalere Holdings equal to 10% of the total shares to be registered of 243,978. The Company filed a Registration Statement on Form S-1 on February 1, 2017 to register the 243,978 shares of common stock issued to Novalere Holdings and the Form S-1 was declared effective on March 15, 2017. As a result of the issuance of the Novalere Shares, the fair value of the Novalere Shares on the date of issuance of $3.0 million was reclassified from liabilities to equity. The remaining 1,323 ANDA consideration shares not issuable yet and will be issued upon FDA approval of the ANDA filed by the Acquisition Manufacturer and the estimated fair value of such remaining shares of $7 and $9,000 is included in contingent consideration in the accompanying consolidated balance sheets at December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, there were decreases in the estimated fair value of the remaining 1,323 ANDA consideration shares totaling $2,000 and $23,000, respectively, which is included in fair value adjustment for contingent consideration in the accompanying consolidated statements of operations.

As of December 31, 2018, the Company does not owe any earn-out payments as the agreement stipulates that the sales of Fluticare® must be through the manufacturing agreement with the Acquisition Manufacturer who has not received OTC ANDA approval.  There was no change to the estimated fair value of the future earn-out payments of $1.2 million during the years ended December 31, 2018 and 2017.

NOTE 4 – ASSETS AND LIABILITIES

Inventories

Inventories consist of the following (dollars in thousands):

	December 31,
	2018	2017
Raw materials and supplies	$238	$165
Work in process	96	153
Finished goods	2,036	1,408
Total	$2,370	$1,726

Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	December 31,
	2018	2017
Computer equipment	$45	$22
Office furniture and fixtures	82	34
Leasehold improvements	186	25
Production equipment	285	278
Software	339	339
Total cost	937	698
Less accumulated depreciation	(690)	(636)
Property and equipment, net	$247	$62

Depreciation expense for the years ended December 31, 2018 and 2017 was $54,000 and $12,000 respectively.

Intangible Assets

Amortizable intangible assets consist of the following (dollars in thousands):

	December 31, 2018
		Accumulated		Useful Lives
	Amount	Amortization	Net Amount	(years)

Patent & Trademarks	$654	$(161)	$493	7 - 15
Customer Contracts	625	(311)	314	10
Sensum+® License (from CRI)	234	(131)	103	10
Vesele® Trademark	25	(12)	13	8
Beyond Human® Website and Trade Name	222	(112)	110	5 - 10
Novalere Manufacturing Contract	4,681	(1,824)	2,857	10
Other Beyond Human® Intangible Assets	5	(5)	-	1 - 3
Total	$6,446	$(2,556)	$3,890

	December 31, 2017
		Accumulated		Useful Lives
	Amount	Amortization	Net Amount	(years)

Patent & Trademarks	$418	$(125)	$293	7 - 15
Customer Contracts	611	(250)	361	10
Sensum+® License (from CRI)	234	(107)	127	10
Vesele® Trademark	25	(10)	15	8
Beyond Human® Website and Trade Name	222	(72)	150	5 - 10
Novalere Manufacturing Contract	4,681	(1,356)	3,325	10
Other Beyond Human® Intangible Assets	5	(3)	2	1 - 3
Total	$6,196	$(1,923)	$4,273

Amortization expense for the years ended December 31, 2018 and 2017 was $634,000 and $630,000 respectively. The following table summarizes the approximate expected future amortization expense as of December 31, 2018 for intangible assets (dollars in thousands):

2019	$706
2020	699
2021	657
2022	614
2023	578
Thereafter	636
Total	$3,890

Prepaid Expense and Other Current Assets

Prepaid expense and other current assets consist of the following (dollars in thousands):

	December 31,
	2018	2017
Prepaid insurance	$173	$110
Prepaid inventory	251	125
Merchant net settlement reserve receivable	445	-
Prepaid consulting and other expense	111	83
Prepaid CRI royalties	45	45
Other receivables	91	-
Total	$1,116	$363

Accounts Payable and Accrued Expense

Accounts payable and accrued expense consist of the following (dollars in thousands):

	December 31,
	2018	2017
Accounts payable	$1,845	$2,306
Accrued credit card balances	215	73
Accrued royalties	25	132
Sales returns and allowances	194	53
Accrual for stock to be issued to consultants	131	43
Accrued other	212	-
Total	$2,622	$2,607

NOTE 5 – NOTES PAYABLE AND DEBENTURES – NON-RELATED PARTIES

Short-Term Loan Payable

The short-term loan payable consists of the financing of our business insurance premiums with a third party totaling $175,000.  Under the financing agreements the Company is required to make nine monthly installment payments of $16,000 and six monthly installment payments of $6,000 both of which include interest. The balance outstanding as of December 31, 2018 was approximately $108,000.

Additionally, the Company has entered into short-term loans with certain merchant processors throughout the year.  These loans are repaid using processed sales.  The balance outstanding as of December 31, 2018 was approximately $157,000 relating to these short-term loans.

Notes Payable

The following table summarizes the outstanding notes payable at December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Notes payable:
February 2016 Note Payable	$-	$55
September 2017 5% Notes Payable	-	165
October and December 2017 Notes Payable	-	1,066
December 2017 5% Note Payable	-	390
January and March 2018 Notes Payable	112	-
February and March 5% Notes Payable	250	-
July 2018 5% Notes Payable	550	-
August 2018 Notes Payable	800	-
September 2018 5% Notes Payable	390	-
October 2018 5% Notes Payable	550	-
November and December 2018 Notes Payable	1,429	-
Total notes payable	4,081	1,676
Less: Debt discount	(1,008)	(437)
Carrying value	3,073	1,239
Less: Current portion	(3,073)	(1,239)
Notes payable, net of current portion	$-	$-

The following table summarizes the future minimum payments as of December 31, 2018 for the notes payable (dollars in thousands):

2019	$4,081

February 2016 Note Payable

On February 24, 2016, the Company and SBI Investments, LLC, 2014-1 (“SBI”) entered into an agreement in which SBI loaned us gross proceeds of $550,000 pursuant to a purchase agreement, 20% secured promissory note and security agreement (“February 2016 Note Payable”), all dated February 19, 2016 (collectively, the “Finance Agreements”), to purchase substantially all of the assets of Beyond Human®. We began to pay principal and interest on the February 2016 Note Payable on a monthly basis beginning on March 19, 2016 for a period of 24 months and the monthly mandatory principal and interest payment amount thereunder was approximately $28,000. The monthly amount was to be paid by us through a deposit account control agreement with a third-party bank in which SBI was permitted to take the monthly mandatory payment amount from all revenue received by us from the Beyond Human® assets in the transaction.  The maturity date for the February 2016 Note Payable was February 19, 2018. In February 2018, the February 2016 Note Payable was repaid in full.

September 2017 5% Note Payable

On September 20, 2017, the Company entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned the Company gross proceeds of $150,000 pursuant to a 5% promissory note.  The note has an OID of $15,000 and required payment of $165,000 in principal upon maturity. The note bore interest at the rate of 5% per annum and the principal amount and interest were payable at maturity on May 20, 2018.

In connection with the note, we issued the investor restricted shares of common stock totaling 8,524 shares.  The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the note.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $70,000. The discount is being amortized to interest expense using the effective interest method over the term of the note.

In April 2018, we entered into a securities exchange agreement with the September 2017 5% Note holder. In connection with the securities exchange agreement, we issued a total of 14,041 shares of common stock in exchange for the settlement of principal and interest due totaling $170,000.  The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements was determined to be $196,000. Due to the settlement of the principal and interest balance of $170,000 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal balance totaling $27,000 and the unamortized debt discount as of the date of settlement of $12,000 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

October and December 2017 Notes Payable

On October 17, 2017, October 20, 2017 and December 4, 2017, the Company entered into a securities purchase agreement with two unrelated third-party investors in which the investors loaned the Company gross proceeds of $500,000 in October 2017 and $500,000 in December 2017 pursuant to a 0% promissory note (“October and December 2017 Notes Payable”). The notes had an OID of $200,000 and required nine payments of $67,000 in principal per month through July 2018 and twelve payments of $50,000 in principal per month through December 2018. The October and December 2017 Notes Payable bore no interest per annum.

On March 1, 2018, the Company entered into a securities exchange agreement with certain of the October and December 2017 Notes Payable holders. In connection with the securities exchange agreement, we issued a total of 21,429 shares of common stock in exchange for the settlement of principal due under the October and December 2017 Notes Payable totaling $167,000. The fair value of the shares of common stock issued, based on the market price of our common stock on the date of the securities exchange agreements, was determined to be $385,000. Due to the settlement of the principal balance of $167,000 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal balance totaling $218,000 and the unamortized debt discount as of the date of settlement of $38,000 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

On July 31, 2018, we entered into a securities exchange agreement with the October and December 2017 Notes Payable holders. In connection with the securities exchange agreement, we issued a total of 22,676 shares of common stock in exchange for the settlement of principal due totaling $250,000.  The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements was determined to be $367,000. Due to the settlement of the principal balance of $250,000 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal balance totaling $117,000 and the unamortized debt discount as of the date of settlement of $67,000 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

December 2017 5% Note Payable

On December 13, 2017, the Company entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned the Company gross proceeds of $350,000 pursuant to a 5% promissory note (“December 2017 5% Note Payable”). The note had an OID of $40,000, bore interest at 5% per annum and required principal and interest payments of $140,000, $133,000 and $132,000 on June 15, 2018, September 15, 2018 and December 15, 2018, respectively.

On July 23, 2018, the Company entered into a securities exchange agreement with the December 2017 5% Note Payable holder. In connection with the securities exchange agreement, the Company issued a total of 36,502 shares of common stock in exchange for the settlement of principal and interest due totaling $402,000.  The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements was determined to be $682,000. Due to the settlement of the principal and interest balance of $402,000 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal and interest balance totaling $280,000 and the unamortized debt discount as of the date of settlement of $43,000 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

January and March 2018 Notes Payable

On January 8, 2018, January 30, 2018, March 1, 2018 and March 2, 2018, the Company entered into a securities purchase agreement with three unrelated third-party investors, pursuant to which the investors loaned the Company gross proceeds of $678,000 in January 2018 and $550,000 in March 2018 pursuant to 0% promissory notes (“January and March 2018 Notes Payable”). The notes have an OID of $269,000 and bear interest at the rate of 0% per annum. The principal amount of $1.5 million is to be repaid in twelve equal monthly installments. Monthly installments of $68,000 began in February 2018 and are due through January 2019 and monthly installments of $56,000 begin in April 2018 and are due through March 2019. The effective interest rate is 22% per annum for the January and March 2018 Notes Payable.

In connection with the January and March 2018 Notes Payable, we issued the investors restricted shares of our common stock totaling 12,210 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the January and March 2018 Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $227,000 in January 2018 and $188,000 in March 2018. In connection with the financing, we issued 5,918 restricted shares of our common stock in January 2018 and 2,998 restricted shares of common stock in March 2018 to a third-party consultant. The fair value of the restricted shares of common stock issued of $68,000 in January 2018 and $55,000 in March 2018 was recorded as a debt discount to the carrying value of the January and March 2018 Notes Payable. The discount is being amortized to interest expense using the effective interest method over the term of the January and March 2018 Notes Payable.

On July 31, 2018, the Company entered into a securities exchange agreement with two of the January and March 2018 Notes Payable holders. In connection with the securities exchange agreement, the Company issued a total of 27,211 shares of common stock in exchange for the settlement of principal due totaling $300,000.  The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements was determined to be $440,000. Due to the settlement of the principal balance of $300,000 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal balance totaling $140,000 and the unamortized debt discount as of the date of settlement of $100,000 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

On November 6, 2018, the Company entered into a securities exchange agreement with one of the January and March 2018 Notes Payable holders. In connection with the securities exchange agreement, the Company issued a total of 11,905 shares of common stock in exchange for the settlement of principal due totaling $100,000.  The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements was determined to be $133,000. Due to the settlement of the principal balance of $100,000 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal balance totaling $33,000 and the unamortized debt discount as of the date of settlement of $24,000 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

February and March 2018 5% Notes Payable

On February 28, 2018 and March 28, 2018, the Company entered into a securities purchase agreement with two unrelated third-party investors, pursuant to which the investors loaned the Company gross proceeds of $650,000 pursuant to 5% promissory notes (“February and March 2018 5% Notes Payable”). The notes have an OID of $70,000 and require aggregate payments of $720,000 in principal. The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on October 28, 2018 for the note issued in February 2018 and in three installments on October 1, 2018, January 1, 2019 and April 1, 2019 for the note issued in March 2018.

In connection with the February and March 2018 5% Notes Payable, we issued the investors restricted shares of our common stock totaling 14,143 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the February and March 2018 5% Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $94,000 in February 2018 and $129,000 in March 2018. The discount is being amortized to interest expense using the effective interest method over the term of the February and March 2018 5% Notes Payable.

On October 8, 2018, the Company entered into a securities exchange agreement with one of the February and March 2018 5% Notes Payable holders. In connection with the securities exchange agreement, the Company issued a total of 40,481 shares of common stock in exchange for the settlement of principal due totaling $340,000.  The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements was determined to be $485,000. Due to the settlement of the principal balance of $340,000 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal balance totaling $145,000 and the unamortized debt discount as of the date of settlement of $3,000 were recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

On November 30, 2018, the Company entered into a securities exchange agreement with one of the February and March 2018 5% Notes Payable holders. In connection with the securities exchange agreement, the Company issued a total of 20,940 shares of common stock in exchange for the settlement of principal due totaling $143,000.  The fair value of the shares of common stock issued was based on the market price of our common stock on the date of the securities exchange agreements was determined to be $231,000. Due to the settlement of the principal balance of $143,000 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal balance totaling $88,000 was recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

July 2018 5% Note Payable

On July 19, 2018, the Company entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned the Company gross proceeds of $500,000 pursuant to 5% promissory notes (“July 2018 5% Notes Payable”). The notes have an OID of $50,000 and require payments of $550,000 in principal. The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on February 19, 2019.

In connection with the note, the Company issued the investor restricted shares of common stock totaling 15,239 shares.  The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the note.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in the Company recording a debt discount of $226,000. The discount is being amortized to interest expense using the effective interest method over the term of the note.

August 2018 Notes Payable

On August 1, 2018, the Company entered into a securities purchase agreement with two unrelated third-party investors in which the investors loaned the Company gross proceeds of $1 million pursuant to a 0% promissory note (“August 2018 Notes Payable”).  The notes have an OID of $200,000 and require twelve payments of $100,000 in principal per month through August 2019. The August 2018 Notes Payable bear no interest per annum. The effective interest rate is 20% per annum for the notes.

In connection with the August 2018 Notes Payable, we issued the investors restricted shares of common stock totaling 9,524 shares.  The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the August 2018 Notes Payable.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $435,000. In connection with the financing, we issued 6,086 restricted shares to a third-party consultant. The fair value of the restricted shares of common stock issued of $100,000 was recorded as a debt discount to the carrying value of the August 2018 Notes Payable. The discount is being amortized to interest expense using the effective interest method over the term of the August 2018 Notes Payable.

September 2018 5% Notes Payable

On September 12, 2018, the Company entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned the Company gross proceeds of $350,000 pursuant to 5% promissory notes (“September 2018 5% Notes Payable”). The notes have an OID of $40,000 and require payments of $390,000 in principal. The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable in three installments on March 12, 2019, June 12, 2019 and September 12, 2019 for the note.

In connection with the September 2018 5% Notes Payable, the Company issued the investor restricted shares of common stock totaling 9,524 shares.  The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the September 2018 5% Notes Payable.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $130,000. The discount is being amortized to interest expense using the effective interest method over the term of the Note.

October 2018 5% Notes Payable

On October 22, 2018, the Company entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned the Company gross proceeds of $500,000 pursuant to 5% promissory notes (“October 2018 5% Notes Payable”). The notes have an OID of $50,000 and require payments of $550,000 in principal. The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on May 1, 2019.

In connection with the October 2018 5% Notes Payable, the Company issued the investor restricted shares of common stock totaling 15,239 shares.  The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the October 2018 5% Notes Payable.  The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $176,000. The discount is being amortized to interest expense using the effective interest method over the term of the Note.

November and December 2018 Notes Payable

On November 6, 2018, November 8, 2018 and December 12, 2018, the Company entered into a securities purchase agreement with three unrelated third-party investors, pursuant to which the investors loaned the Company gross proceeds of $1.25 million pursuant to 0% promissory notes (“November and December 2018 Notes Payable”). The notes have an OID of $270,000 and require aggregate payments of $1.52 million in principal. The notes bear interest at the rate of 0% per annum.

In connection with the November and December 2018 Notes Payable, the Company issued the investors restricted shares of our common stock totaling 14,763 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the November and December 2018 Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $374,000 in November 2018 and $125,000 in December 2018. In connection with the financing, we issued 8,193 restricted shares to a third-party consultant. The fair value of the restricted shares of common stock issued of $88,000 was recorded as a debt discount to the carrying value of the November and December 2018 Notes Payable. The discount is being amortized to interest expense using the effective interest method over the term of the November and December 2018 Notes Payable.

Interest Expense

The Company recognized interest expense on notes payable of $55,000 and $73,000 for the years ended December 31, 2018 and 2017, respectively.  Amortization of the debt discount to interest expense during the years ended December 2018 and 2017 totaled $1.4 million and $778,000, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Accrued Compensation – Related Party

Long-term accrued compensation at December 31, 2018 and 2017 are entirely related to wages owed to our President and Chief Executive Officer. Under the terms of his employment agreement, wages are to be accrued but no payment made for, so long as payment of such salary would jeopardize our ability to continue as a going concern. The President and Chief Executive Officer started to receive payment of salary in July 2016.

NOTE 7 – STOCKHOLDERS’ EQUITY

Capital Stock

We have 292,500,000 authorized shares of common stock with a par value of $0.001 per share and 7,500,000 authorized shares of preferred stock with a par value of $0.001. Shares of preferred stock may be issued in one or more series, with such rights, preferences, privileges and restrictions to be designated by the Board of Directors.  As noted in Note 1, the reverse stock split approved on March 15, 2019 did not affect the authorized shares of common stock or preferred stock nor the par value of common stock or preferred stock.

Issuances of Common Stock

Public Equity Offering

On March 21, 2017, we completed a sale of common stock and warrants under a registered public offering. The gross proceeds to us from the offering were $3.85 million before underwriting discounts and commissions and other offering expenses ($3.31 million after underwriting discounts, commissions and expenses).

The public offering price per share of common stock sold was $15.75. Each investor who purchased a share of common stock in the offering received a five-year warrant to purchase one share of common stock at an exercise price of $15.75 per share (“Series A Warrants”) and a one-year warrant to purchase one share of common stock at an exercise price of $15.75 per share (“Series B Warrants”). Under the terms of the offering, we issued 244,445 shares of common stock, Series A Warrants to purchase up to an aggregate of 244,445 shares of common stock and Series B Warrants to purchase up to an aggregate of 244,445 shares of common stock. The Series A Warrants and Series B Warrants are exercisable immediately. We allocated the net proceeds received of $3.31 million to the shares of common stock, Series A Warrants and Series B Warrants sold in the offering based on their relative fair values. The fair value of the Series A Warrants and Series B Warrants was determined using Black-Scholes. Based on their relative fair values, we allocated net of proceeds of $1.59 million to the shares of common stock, $1.08 million to the Series A Warrants and $0.64 million to the Series B Warrants.

In connection with this offering, we issued to H.C. Wainwright & Co. (“HCW”), the underwriter in the offering, a warrant to purchase up to 12,223 shares of common stock and HCW received total cash consideration, including the reimbursement of public offering-related expenses, of $443,000. If such warrant is exercised, each share of common stock may be purchased at $19.688 per share (125% of the price of the common stock sold in the offering), commencing on March 21, 2017 and expiring March 21, 2022. The fair value of the warrants issued to HCW totaled $130,000 and was determined using Black-Scholes. The fair value of the warrants was recorded as an offering cost but has no net impact to additional paid-in capital in stockholders’ equity in the accompanying consolidated balance sheet.

In connection with this offering, we incurred $99,000 in other offering costs that have been offset against the proceeds from this offering.

Other Stock Issuances and Related Stock-Based Compensation

On October 10, 2017, we entered into a service agreement with a third party pursuant to which we agreed to issue, over the term of the agreement, 19,048 shares of common stock in exchange for services to be rendered. We have terminated this agreement effective January 30, 2018. During the year ended December 31, 2017, we issued 3,175 shares of restricted common stock under the agreement related to services provided and recognized the fair value of the shares issued of $29,000 in general and administrative expense in the accompanying consolidated statement of operations. The shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of our common stock on the date of vesting. This agreement terminated as of December 31, 2017.

On November 17, 2016, we entered into a service agreement with a third party and in connection with the agreement issued 2,620 fully-vested shares for services to be provided over the term of the service agreement through May 17, 2017. During the year ended December 31, 2017, we recognized $52,000 in general and administrative expense in the accompanying consolidated statements of operations.

On September 1, 2016, we entered into a service agreement with a third party pursuant to which we agreed to issue, over the term of the agreement, 19,048 shares of common stock in exchange for services to be rendered. The agreement was extended on July 20, 2017 through December 31, 2017. In connection with the extension, we agreed to issue 11,429 shares of common stock in exchange for services to be rendered. We have terminated this agreement effective November 9, 2017. During the years ended December 31, 2017, we issued 14,186 shares under the agreement related to services provided and recognized the fair value of the shares issued of $206,000 in general and administrative expense in the accompanying consolidated statements of operations. The shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of our common stock on the date of vesting. There are no shares of common stock to be issued under this service agreement as of December 31, 2018.

On August 23, 2016, we entered into a consulting agreement with a third party pursuant to which we agreed to issue 15,239 restricted shares of common stock, payable in four equal installments, in exchange for services to be rendered over the agreement which ended on August 23, 2017. The shares were considered fully-vested and non-refundable at the execution of the agreement. During the year ended December 31, 2017, we issued a total of 7,620 shares of common stock under the agreement. The fair value of the shares issued of $360,000 was based on the market price of our common stock on the date of agreement. During the year ended December 31, 2017, we recognized $465,000 in general and administrative expense in the accompanying consolidated statements of operations.

In July 2016, we issued 953 shares of common stock to CRI pursuant to the Amended CRI Asset Purchase Agreement.  The fair value of the restricted shares of common stock of $23,000 was based on the market price of our common stock on the date of issuance and is included in research and development expense in the accompanying consolidated statement of operations during the year ended December 31, 2016. In January 2017, we issued 2,143 shares of common stock to CRI pursuant to the Amended CRI Asset Purchase Agreement for the prepayment of future royalties due on net profit of Sensum+® in the U.S. in 2017.  The fair value of the restricted shares of common stock of $45,000 was based on the market price of our common stock on the date of issuance and is included in prepaid expense and other current assets in the accompanying consolidated balance sheet at December 31, 2018 as the royalties have not been earned through this date.

On June 16, 2016, we entered into a consulting agreement with a third party pursuant to which we agreed to issue 2,381 restricted shares of common stock in exchange for services to be rendered. On December 16, 2016, we amended the consulting agreement to extend the term to June 16, 2017 and in connection with the amendment issued 762 fully-vested shares for services to be provided over the remaining term of the amended agreement. The fair value of the shares issued of $15,000 was based on the market price of our common stock on the date of vesting. On January 19, 2017, we further amended the agreement to expand the scope of service performed by the consultant and as a result issued an additional 752 shares of fully vested common stock for services to be provided through June 16, 2017. The fair value of the shares issued of $15,000 was based on the market price of our common stock on the date of vesting. During the year ended December 31, 2017, we recognized $28,000 in general and administrative expense in the accompanying consolidated statements of operations.

In 2018 and 2017, we issued a total of 2,602 shares and 1,803 shares of common stock, respectively, for services and recorded an expense of $23,000 and $19,000 for the years ended December 31, 2018 and 2017, respectively, which is included in general and administrative expense in the accompanying consolidated statements of operations. The shares of common stock vested on the date of issuance and the fair value of the shares of common stock was based on the market price of our common stock on the date of vesting.

In 2018 and 2017, we issued 90,644 shares and 26,905 shares of restricted common stock, respectively, to note holders in connection with their notes payable.  The relative fair value of the shares of restricted common stock issued was determined to be $1,241,000 and $217,000, respectively, and was recorded as a debt discount during the years ended December 31, 2018 and 2017.  In 2018 and 2017, certain Notes holders elected to exchange principal and interest of $1,872,000 and $1,093,000 for 195,186 shares and 122,240 shares of restricted common stock, respectively, in connection with exchange agreements.  The relative fair value of the shares of restricted common stock issued during the years ended December 31, 2018 and 2017 was determined to be $2,918,000 and $1,324,000, respectively, and the incremental amount of the fair value in excess of the principal and interest payable was recorded as a loss on extinguishment of debt (see Note 5).

2013 Equity Incentive Plan

The Company issued common stock, restricted stock units and stock option awards to employees, non-executive directors and outside consultants under the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by its Board of Directors in February of 2013. The 2013 Plan allows for the issuance of up to 95,268 shares of the Company’s common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The exercise price for all equity awards issued under the 2013 Plan is based on the fair market value of the common stock. Currently, because the Company’s common stock is quoted on the OTCQB, the fair market value of the common stock is equal to the last-sale price reported by the OTCQB as of the date of determination, or if there were no sales on such date, on the last date preceding such date on which a sale was reported. Generally, each vested stock unit entitles the recipient to receive one share of the Company's common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date. Restricted stock units can vest according to a schedule or immediately upon award. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards and have a ten-year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based. As of December 31, 2018, there were no shares available under the 2013 Plan.

2014 Equity Incentive Plan

The Company issued common stock, restricted stock units and stock options to employees, non-executive directors and outside consultants under the 2014 Equity Incentive Plan (“2014 Plan”), which was approved by its Board of Directors in November 2014. The 2014 Plan allows for the issuance of up to 190,477 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The exercise price for all equity awards issued under the 2014 Plan is based on the fair market value of the common stock. Generally, each vested stock unit entitles the recipient to receive one share of the Company’s common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date. Restricted stock units can vest according to a schedule or immediately upon award. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards and have a ten-year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based. As of December 31, 2018, 86 shares were available under the 2014 Plan.

2016 Equity Incentive Plan

On March 21, 2016, the Board of Directors approved the adoption of the 2016 Equity Incentive Plan and on October 20, 2016 adopted the Amended and Restated 2016 Equity Incentive Plan (“2016 Plan”). The 2016 Plan was then approved by the Company’s stockholders in November 2016. The 2016 Plan allows for the issuance of up to 190,477 shares of the Company’s common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The 2016 Plan includes an evergreen provision in which the number of shares of common stock authorized for issuance and available for future grants under the 2016 Plan will be increased each January 1 after the effective date of the 2016 Plan by a number of shares of common stock equal to the lesser of: (a) 4% of the number of shares of common stock issued and outstanding on a fully-diluted basis as of the close of business on the immediately preceding December 31, or (b) a number of shares of common stock set by our Board of Directors. In March 2017, the Board of Directors approved an increase of 53,936 shares of common stock to the shares authorized under the 2016 Plan in accordance with the evergreen provision in the 2016 Plan. The exercise price for all equity awards issued under the 2016 Plan is based on the fair market value of the common stock. Generally, each vested stock unit entitles the recipient to receive one share of the Company's common stock which is eligible for settlement at the earliest of their termination, a change in control of the Company or a specified date. Restricted stock units can vest according to a schedule or immediately upon award. Stock options generally vest over a three-year period, first year cliff vesting with quarterly vesting thereafter on the three-year awards and have a ten-year life. Stock options outstanding are subject to time-based vesting as described above and thus are not performance-based. As of December 31, 2018, 139,911 shares were available under the 2016 Plan.

Stock Options

For the years ended December 31, 2018 and 2017, the following weighted average assumptions were utilized for the calculation of the fair value of the stock options granted during the period using Black-Scholes:

	2018	2017
Expected life (in years)	7.0	9.1
Expected volatility	188.8%	213.6%
Average risk-free interest rate	2.67%	2.30%
Dividend yield	0%	0%
Grant date fair value	$14.70	$15.75

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the stock options. Expected life in years is based on the “simplified” method as permitted by ASC Topic 718. The Company believes that all stock options issued under its stock option plans meet the criteria of “plain vanilla” stock options. The Company used a term equal to the term of the stock options for all non-employee stock options. The risk-free interest rate is based on average rates for treasury notes as published by the Federal Reserve in which the term of the rates corresponds to the expected term of the stock options.

The following table summarizes the number of stock options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2016	2,274	$22.67	8.6	$14,293
Granted	444	$16.19	-	-
Exercised	(684)	7.17	-	-
Cancelled	(1,184)	$32.64	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2017	850	$17.86	9.0	377
Granted	3,936	13.95	-	-
Exercised	-	-	-	-
Cancelled	(288)	14.93	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2018	4,498	$14.63	9.2	$190

Vested and Expected to Vest at December 31, 2018	4,498	$14.63	9.2	$190
Vested and Expected to Vest at December 31, 2017	850	$17.86	9.0	$377

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding stock options and the quoted price of our common stock at December 31, 2018 and 2017.  During the years ended December 31, 2017 and 2016, the Company recognized stock-based compensation from stock options of $13,000 and $7,000, respectively.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the years ended December 31, 2018 and 2017:

Restricted Stock
Units
Outstanding at December 31, 2016	122,644
Granted	27,709
Exchanged	(877)
Cancelled	(23,810)
Outstanding at December 31, 2017	125,666
Granted	71,528
Exchanged	(6,797)
Cancelled	(14,632)
Outstanding at December 31, 2018	175,765

Vested at December 31, 2018	107,817
Vested at December 31, 2017	94,044

The vested restricted stock units at December 31, 2018 and 2017 have not settled and are not showing as issued and outstanding shares of the Company but are considered outstanding for earnings per share calculations. Settlement of these vested restricted stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of the Company, or (iii) 10 years from date of issuance. Settlement of vested restricted stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the board of directors and is subject to certain criteria having been fulfilled by the recipient.

The Company calculates the fair value of the restricted stock units based upon the quoted market value of the common stock at the date of grant. The grant date fair value of restricted stock units issued during the years ended December 31, 2018 and 2017 was $1.1 million and $516,000, respectively. For the years ended December 31, 2018 and 2017, the Company recognized $457,000 and $329,000, respectively, of stock-based compensation expense for the vested units. As of December 31, 2018, compensation expense related to unvested shares not yet recognized in the consolidated statement of operations was approximately $823,000 and will be recognized over a remaining weighted-average term of 2.1 years.

Warrants

Outstanding Warrants

In January 2015, the Company issued 2,381 warrants with an exercise price of $31.50 per share to a former executive in connection with the January 2015 debenture. The warrants expire on January 21, 2020. The warrants contain anti-dilution protection, including protection upon dilutive issuances. In connection with the convertible debentures issued in 2015, the exercise price of these warrants was reduced to $9.408 per share and an additional 5,588 warrants were issued per the anti-dilution protection afforded in the warrant agreement.

In connection with the Q3 2015 Notes, the Company issued warrants to purchase 17,223 shares of common stock with an exercise price of $31.50 per share and expire in 2020 to investors and placement agents. Warrants to purchase 9,846 shares of common stock were exercised during the year ended December 31, 2016. Warrants to purchase 7,377 shares of common stock remain outstanding as of December 31, 2018.

In connection with the 2016 Notes, we issued warrants to purchase 40,201 shares of common stock to the Investors and placement agents with an exercise price of $42.00 per share and expire in 2021. Warrants to purchase 40,201 shares of common stock remain outstanding as of December 31, 2018.

In connection with the public equity offering in March 2017, the Company issued Series A Warrants to purchase 244,445 shares of common stock at $15.75 per share and Series B Warrants to purchase 244,445 shares of common stock at $15.75 per share. The Series A Warrants expire in 2022 and the Series B Warrants expired in 2018. During the year ended December 31, 2018, certain investors elected to exercise 180,247 Series B Warrants and 953 Series A Warrants and the remaining Series B Warrants expired in March 2018. The Company also issued warrants to purchase 12,223 shares of common stock to the Company’s placement agent with an exercise price of $19.69 per share and expire in 2022, as well as in March 2018 the Company issued its placement agent warrants to purchase 8,219 shares of common stock with an exercise price of $19.69 per share and expire in 2023 in connection with the Series B Warrants exercised.

For the year ended December 31, 2018, the Company did not issue any warrants.  For the year ended December 31, 2017, the following weighted average assumptions were utilized for the calculation of the fair value of the warrants issued during the period using Black-Scholes:

2017
Expected life (in years)	3.1
Expected volatility	203.3%
Average risk-free interest rate	1.49%
Dividend yield	0%

As of December 31, 2018, there are 319,493 fully vested warrants outstanding. The weighted average exercise price of outstanding warrants at December 31, 2018 is $19.51 per share, the weighted average remaining contractual term is 3.1 years and the aggregate intrinsic value of the outstanding warrants is $0.

Net Loss per Share

Restricted stock units that are vested but the issuance and delivery of the shares are deferred until the employee or director resigns are included in the basic and diluted net loss per share calculations.

The weighted average shares of common stock outstanding used in the basic and diluted net loss per share calculation for the years ended December 31, 2018 and 2017 was 1,885,311 shares and 1,403,699 shares, respectively.

The weighted average restricted stock units vested but issuance of the common stock is deferred until there is a change in control, a specified date in the agreement or the employee or director resigns used in the basic and diluted net loss per share calculation for the years ended December 31, 2018 and 2017 was 103,823 and 100,436, respectively.

The total weighted average shares outstanding used in the basic and diluted net loss per share calculation for the years ended December 31, 2018 and 2017 was 1,989,134 shares and 1,504,135 shares, respectively.

The following table shows the anti-dilutive shares excluded from the calculation of basic and diluted net loss per common share as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Gross number of shares excluded:
Restricted stock units – unvested	67,948	31,622
Stock options	4,498	850
Warrants	319,493	566,195
Total	391,939	598,667

The above table does not include the ANDA Consideration Shares related to the Novalere acquisition totaling 1,323 at December 31, 2018 and 2017 as they are considered contingently issuable (see Note 3).

NOTE 8 – DERIVATIVE LIABILITIES

Prior to the adoption of ASU 2017-11, the warrants issued in connection with the January 2015 non-convertible debenture to a former executive were measured at fair value and classified as a liability because these warrants contain anti-dilution protection and therefore, could not be considered indexed to our own stock which was a requirement for the scope exception as outlined previously under FASB ASC 815. The estimated fair value of the warrants was determined using the Probability Weighted Black-Scholes Model. The fair value was affected by changes in inputs to that model including the Company’s stock price, expected stock price volatility, the contractual term and the risk-free interest rate. Upon the adoption of ASU 2017-11 on January 1, 2018, the Company no longer classifies the fair value of these warrants as a liability.

The derivative liabilities were a Level 3 fair value measured in the fair value hierarchy. The following table presents the activity for the Level 3 warrant derivative liabilities measured at fair value on a recurring basis for the years ended December 31, 2018 and 2017 (dollars in thousands):

 Fair Value Measurements Using Level 3 Inputs

Warrant derivative liabilities:
Beginning balance December 31, 2016	$164
Change in fair value	(105)
Ending balance December 31, 2017	59
Cumulative adjustment from liabilities to accumulated deficit for the fair value of the warrant derivative liability upon adoption of ASU 2017-11 on January 1, 2018	(59)
Change in fair value	-
Ending balance December 31, 2018	$-

NOTE 9 – INCOME TAXES

We are subject to taxation in the United States and California, Colorado and South Carolina.  The provision for income taxes for the years ended December 31, 2018 and 2017 are summarized below (dollars in thousands):

	2018	2017
Current:
Federal	$-	$-
State	-	3
Total current	-	3

Deferred:
Federal	1,347	1,056
State	618	(614)
Change in valuation allowance	(1,965)	(442)
Total deferred	-	-
Income tax provision	$-	$3

At December 31, 2018, we had federal net operating loss carry forwards of approximately $30 million and a California net operating loss carryforward of approximately $29.3 million. Losses incurred prior to 2018 of $24.4 million may be offset against future taxable income through 2037, losses incurred in 2018 of $5.6 million can be carried forward indefinitely but can only offset 80% of taxable income.  No net deferred tax assets are recorded at December 31, 2018 and 2017, as all deferred tax assets and liabilities have been fully offset by a valuation allowance due to the uncertainty of future utilization.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, the Company reduced the deferred tax asset balance as of December 31, 2017 by $3.1 million. Due to its full valuation allowance position, there was no net impact on the Company’s income tax provision during the year ended December 31, 2017 as the reduction in the deferred tax asset balance was fully offset by a corresponding decrease in the valuation allowance.

In conjunction with the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. We have recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities at December 31, 2018. There was no net impact on our consolidated financial statements as of and for the year ended December 31, 2018 as the corresponding adjustment was made to the valuation allowance. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act.

At December 31, 2018 and 2017, the approximate deferred tax assets (liabilities) consist of the following (dollars in thousands):

	2018	2017

Net operating loss carry-forwards	$8,358	$6,730
State taxes	1	1
Equity based instruments	370	324
Deferred compensation	741	813
Intangibles	-	-
Derivative liabilities	-	-
Other	316	191
Total deferred tax assets	9,786	8,059

Intangibles	(604)	(825)
Derivative liabilities	(6)	(5)
Warrants	-	(2)
Debt discount	-	(16)
Other	-	-
Total deferred tax liabilities	(610)	(848)

Less: valuation allowance	(9,176)	(7,211)

Net deferred tax assets	$-	$-

At December 31, 2018 and 2017, the Company recorded a full valuation allowance against its net deferred tax assets of approximately $9.2 million and $7.2 million, respectively.  The change in the valuation allowance during the years ended December 31, 2018 and 2017 was an increase of approximately $2.0 million, and a full valuation allowance has been recorded since, in the judgment of management, these net deferred tax assets are not more likely than not to be realized.  The ultimate realization of deferred tax assets and liabilities is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized.

Pursuant to Section 382 of the Internal Revenue Code of 1986, the annual utilization of a company’s net operating loss carryforwards could be limited if we experience a change in ownership of more than 50 percentage points within a three-year period. An ownership change occurs with respect to a corporation if it is a loss corporation on a testing date and, immediately after the close of the testing date, the percentage of stock of the corporation owned by one or more five-percent shareholders has increased by more than 50 percentage points over the lowest percentage of stock of such corporation owned by such shareholders at any time during the testing period. The Company has not performed such an analysis to determine if such ownership change occurred subsequent to the reverse merger transaction.

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

A reconciliation of the statutory federal income tax rate for the years ended December 31, 2018 and 2017 to the effective tax rate is as follows:

	2018	2017
Expected federal tax	21.00%	34.00%
State tax (net of federal benefit)	-%	(0.03)%
Contingent consideration	-%	0.86%
Fair value of embedded conversion feature in excess of allocated debt proceeds	-%	-%
Loss on extinguishment of debt	(2.58)%	(3.52)%
Restricted stock units	(0.39)%	(0.18)%
Stock options	-%	(0.21)%
Change in federal tax rate	-%	(45.59)%
Release of valuation allowance	-%	45.59%
Other	(0.67)%	(0.12)%
Valuation allowance	(17.36)%	(30.85)%

Total	-%	(0.05)%

The Company follows FASB ASC 740-10, Uncertainty in Income Taxes. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company does not have any unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2018 and 2017. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2018 and 2017. Since the Company incurred net operating losses in every tax year since inception, all of its income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Royalties and Other Obligations

Acquisition of Novalere in 2015

On November 12, 2016, the Company entered into an Amendment and Supplement to a Registration Rights and Stock Restriction Agreement (the “Agreement”) with Novalere Holdings pursuant to which the Company agreed to issue 121,989 shares of its common stock (the “Novalere Shares”) that were issuable pursuant to agreement upon the approval of the Acquisition Manufacturer’s OTC ANDA for fluticasone propionate nasal spray by the FDA. In connection with the issuance of the Novalere Shares, Novalere Holdings also agreed to certain restrictions, and to an extension in the date to register the Novalere Shares and all other shares of the Company’s common stock held by Novalere Holdings until the second quarter of 2017. In the event a registration statement to register the Novalere Shares was not filed by February 1, 2017, and did not become effective by May 15, 2017, the Company would have been required to issue additional shares of common stock as a penalty to Novalere Holdings equal to 10% of the total shares to be registered of 243,978 shares. The Company filed a Registration Statement on Form S-1 on February 1, 2017 to register the 243,978 shares of common stock issued to Novalere Holdings and the Form S-1 was declared effective on March 15, 2017. As a result of the issuance of the Novalere Shares, the fair value of the Novalere Shares on the date of issuance of $3.0 million was reclassified from liabilities to equity. The remaining 1,323 ANDA consideration shares not issuable yet will be issued upon FDA approval of the ANDA filed by the Acquisition Manufacturer and the estimated fair value of such remaining shares of $7 and $9,000 is included in contingent consideration in the accompanying consolidated balance sheets at December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, there were decreases in the estimated fair value of the remaining 1,323 ANDA consideration shares of $2,000 and $23,000, respectively, which are included in fair value adjustment for contingent consideration in the accompanying consolidated statements of operations. As of December 31, 2018, the Company does not owe any earn-out payments as the agreement stipulates that the sales of Fluticare® must be through the manufacturing agreement with the Acquisition Manufacturer who has not received OTC ANDA approval.

Seipel Group Pty Ltd. In-License Agreement

On September 29, 2016, the Company and Seipel Group Pty Ltd. (“SG”) entered into a license and purchase agreement (“SG License Purchase Agreement”) pursuant to which the Company acquired the exclusive rights to use, market and sell SG’s proprietary bladder health dietary supplement formula in the U.S. and worldwide. Under this agreement, the Company has agreed to minimum purchase order requirements per calendar quarter beginning 12 months after its initial order to retain exclusivity of which the Company has met through December 31, 2018.

West-Ward Pharmaceuticals International Limited Agreement

In May 2017, the Company entered into a commercial agreement with West-Ward Pharmaceuticals International Limited (“WWPIL”), a wholly-owned subsidiary of Hikma Pharmaceuticals PLC (“Hikma”) (LSE: HIK) (NASDAQ Dubai: HIK) (OTC: HKMPY). Pursuant to the commercial agreement, WWPIL provided the Company with the rights to launch our branded, fluticasone propionate nasal spray USP, 50 mcg per spray (FlutiCare®), under WWPIL’s FDA approved ANDA No. 207957 in the U.S. in mid-November 2017. The initial term of the commercial agreement is for two years, and upon expiration of the initial term, the agreement will automatically renew for subsequent one-year terms unless either party notifies the other party in writing of its desire not to renew at least 90 days prior to the end of the then current term. The agreement requires the Company to meet certain minimum product batch purchase requirements in order for the agreement to continue to be in effect. We have met the minimum product batch purchase requirements through March 2019.

Operating Lease

In December 2013, the Company entered into a lease agreement for 2,578 square feet of office space in San Diego, CA that commenced on December 10, 2013 and continued until January 31, 2019. Monthly rent was in the amount of $7,000, with an approximate 4% increase in the base rent amount on an annual basis. In August 2017, the Company entered into a lease termination agreement with the landlord in which the Company was released from any future commitments under the lease, were not subject to any penalties and were to vacate the office space by November 1, 2017. In connection with the termination agreement, the Company received reimbursement of its lease deposit of $15,000, as well as a moving expense reimbursement of $22,000 which was recorded as a reduction in general and administrative expense during the year ended December 31, 2017.

In October 2017, the Company entered into a commercial lease agreement for 16,705 square feet of office and warehouse space in San Diego, CA that commenced on December 1, 2017 and continues until April 30, 2023. The initial monthly base rent is $21,000 with an approximate 3% increase in the base rent amount on an annual basis, as well as, rent abatement for rent due from January 2018 through May 2018. The Company holds an option to extend the lease an additional 5 years at the end of the initial term. Under the terms of the lease the Company are also entitled to a tenant improvement allowance of $100,000 in which completion of the tenant improvements and receipt of the allowance occurred in 2018.

Rent expense for the years ended December 31, 2018 and 2017 was $228,000 and $78,000, respectively. The following represents future annual minimum lease payments as of December 31, 2018 (dollars in thousands):

2019	$259
2020	267
2021	274
2022	282
2023	94
Total	$1,176

Employment Agreements

We have entered into employment agreements with certain of our officers and employees which payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon change in control of our Company, or by the employee for good reason.

Litigation

James L. Yeager, Ph.D., and Midwest Research Laboratories, LLC v. Innovus Pharmaceuticals, Inc. On January 18, 2018, Dr. Yeager and Midwest Research Laboratories (the “Plaintiffs”) filed a complaint in the Illinois Northern District Court in Chicago, Illinois, which Plaintiffs amended on February 26, 2018 (“Amended Complaint”).  The Amended Complaint alleges that the Company violated Dr. Yeager’s right of publicity and made unauthorized use of his name, likeness and identity in advertising materials for its product Sensum+®. Plaintiffs seek actual and punitive damages, costs and attorney’s fees, an injunction and corrective advertising. In October 2018, the Company filed a motion to dismiss the actions. The Company believes that the Plaintiffs’ allegations and claims are wholly without merit, and the Company intends to defend the case vigorously and assert counterclaims against the Plaintiffs.  More specifically, the Company believes that it secured and paid for all of the rights claimed by Dr. Yeager from his company Centric Research Institute (“CRI”) pursuant to agreements with CRI (the “CRI Agreements”) and that CRI has indemnification obligations under the CRI Agreements for all expenses and losses associated with the claims made by the Plaintiffs.

Marin County District Attorney’s Letter. On August 24, 2018, the Company received a letter from the Marin County District Attorney’s Office requesting substantiation for certain advertising claims made for certain of the Company’s products, DiabaSens® and Apeaz® that were marketed and sold to customers in that County. The Marin County District Attorney’s Office is part of a larger ten county Northern California Task Force of district attorneys to handle consumer protection matters. In November 2018, the Company responded through its regulatory attorneys, Olshan, to the Marin County’s District Attorney’s letter. In March 2019, the Company has heard back from the Marin County District Attorney and is preparing its response thereto.

In the ordinary course of business, the Company may face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert its rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject the Company to litigation. Management believes the outcomes of currently pending claims are not likely to have a material effect on the Company’s consolidated financial position and results of operations.

Indemnities

In addition to the indemnification provisions contained in our directors and officers. These agreements require the Company, among other things, to indemnify the directors or officers against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as the Company’s director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. The Company also indemnifies our lessor in connection with our facility lease for certain claims arising from the use of the facilities. These indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

NOTE 11 – SUBSEQUENT EVENTS

Reverse Stock Split

On March 15, 2019, the Company's Board of Directors approved to amend and restate the Company’s certificate of incorporation to affect a one for 105 reverse stock split of every outstanding share of our common stock. The financial statements and accompanying footnotes have been retroactively restated to reflect the reverse stock split.

Private Placement

On January 3, 2019, the Company completed a sale of common stock and warrants under a Securities Purchase Agreement with an accredited investor, pursuant to which the Company sold an aggregate of 431,490 units (“Units”) for $7.35 per unit, with each Unit consisting of (i) one share of Common Stock (“Shares”), (ii) one warrant to purchase one share of Common Stock at an exercise price of $7.35 per share (“Series A Warrant”), and (iii) one warrant to purchase one share of Common Stock at an exercise price of $8.40 per share (“Series B Warrant”) (the “Private Placement”); provided, however, that in order to ensure that the Investor’s beneficial ownership did not exceed 9.99% of the outstanding shares of Common Stock, the Investor elected to exercise its right to purchase 200,637 prefunded warrants (“Series C Warrants,” and together with the Series A Warrants and Series B Warrants, the “Investor Warrants”) in lieu of Shares as part of the Units, which Series C Warrants have a nominal exercise price of $0.105 per share. In addition, the Company issued Series B Warrants to purchase 32,362 shares of Common Stock, an amount equal to 7.5% of the aggregate number of Shares, including Series C Warrants, sold in the Private Placement, at an exercise price of $9.19 per share (the “Placement Agent Warrants”) to the designees of H.C. Wainwright & Co., LLC (the “Placement Agent”), the Company’s sole placement agent, as compensation for its services in connection with the Private Placement.

The Investor Warrants and Placement Agent Warrants are exercisable immediately upon issuance, subject to an issuance limitation set forth therein equal to the number of authorized and unreserved shares of Common Stock available for issuance on the date thereof, and shall terminate as follows: (i) the Series A Warrants shall terminate 18-months from the date of the Reverse Split, (ii) the Series B Warrants shall terminate five and a half years from the date of the Reverse Split, and (iii) the Series C Warrants shall terminate at such time that they are exercised in full. In addition, each of the Investor Warrants contains a 4.99% beneficial ownership limitation, which may be increased up to 9.99% at the sole option of the Investor upon 61 day prior notice to the Company (the “Beneficial Ownership Limitation”), and which prevents the Investor from exercising the Investor Warrants in the event such exercise would cause the Investor’s beneficial ownership of the Company’s outstanding shares of Common Stock to exceed the Beneficial Ownership Limitation.

In connection with the sale of the Units, the Company granted certain registration rights with respect to the Shares and shares of Common Stock issuable upon exercise of the Investor Warrants, pursuant to a Registration Rights Agreement by and between us and the Investor (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, we agreed to file a registration statement no later than 30 days after the Closing Date in order to register the Shares and shares of Common Stock underlying the Investor Warrants sold and issued in connection with the Private Placement which was filed on January 14, 2019. We have also agreed to register the shares of Common Stock underling the Placement Agent Warrants issued to the Placement Agent’s designees as compensation for its services in connection with the Private Placement.

Asset Purchase Agreement

On January 1, 2019, the Company completed an Asset Purchase Agreement (“APA”), pursuant to which the Company agreed to purchase substantially all of the assets of Prime Consultants, LLC for a total cash payment of $343,000 (the “Purchase Price”).  Of the total Purchase Price, the Company acquired $313,000 of inventory.  Prime Consultants, LLC is an e-commerce business with sales of products primarily through the Amazon platform which generated $2.4 million in sales in 2018.

Promissory Note

In March 2019, we entered into a promissory note agreement and securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $400,000 in consideration for the issuance of a 0% promissory note. The notes have an OID of $100,000 and requires payment of $500,000 in principal in monthly increments over 12 months. As additional consideration for the purchase of the note, we issued 18,000 shares of restricted common stock to the investor.

We have evaluated subsequent events through the filing date of this Form 10-K and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto other than as disclosed in the accompanying notes to the consolidated financial statements.