Form 10-Q
period 2019-03-31
INNOVUS PHARMACEUTICALS, INC.
filed 2019-05-15
CIK 1411879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	INNV	OTCQB Marketplace

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 13, 2019, the registrant had 2,624,431 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 INNOVUS PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Assets:
Cash	$1,947	$1,248
Accounts receivable, net	130	282
Prepaid expense and other current assets	1,574	1,116
Inventories	2,130	2,370
Total current assets	5,781	5,016

Property and equipment, net	229	247

Deposits	21	21
Operating lease right-of-use asset	649	-
Goodwill	953	953
Intangible assets, net	3,736	3,890
Total assets	$11,369	$10,127

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expense	$2,799	$2,622
Accrued compensation	1,480	1,252
Deferred revenue and customer deposits	282	108
Accrued interest payable	35	32
Short-term loan payable	422	266
Notes payable, net of debt discount of $736 and $1,008, respectively	2,230	3,073
Total current liabilities	7,248	7,353

Deferred Rent	-	181
Operating lease liability, net of current portion	676	-
Accrued compensation – less current portion	1,130	1,228
Contingent consideration – less current portion	1,254	1,256
Total non-current liabilities	3,060	2,665

Total liabilities	10,308	10,018

Commitments and contingencies

Stockholders’ equity:
Preferred stock: 7,500,000 shares authorized, at $0.001 par value, no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Common stock: 292,500,000 shares authorized, at $0.001 par value, 2,357,524 and 2,103,071 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	46,908	43,967
Accumulated deficit	(45,849)	(43,860)
Total stockholders' equity	1,061	109

Total liabilities and stockholders’ equity	$11,369	$10,127

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except weighted average share and per share amounts)

	For the Three Months Ended March 31,
	2019	2018
Net revenue:
Product sales, net	$5,189	$4,542
Service revenue	100	-
Cooperative marketing revenue	71	-
License revenue	3	3
Net revenue	5,363	4,545

Cost of product sales	1,778	864
Gross Profit	3,585	3,681

Operating expense:
Research and development	56	11
Sales and marketing	2,595	3,302
General and administrative	2,435	1,696
Total operating expense	5,086	5,009

Loss from operations	(1,501)	(1,328)

Other income (expense):
Interest expense	(490)	(242)
Loss on extinguishment of debt	-	(256)
Fair value adjustment for contingent consideration	2	(3)
Total other expense, net	(488)	(501)

Net loss	$(1,989)	$(1,829)

Net loss per share of common stock – basic and diluted	$(0.81)	$(1.03)

Weighted average number of shares of common stock outstanding – basic and diluted	2,445,471	1,780,321

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Condensed Consolidated Statement of Stockholder's Equity

For the Three Months Ended March 31, 2019 and 2018

(In thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2017	1,596,574	$2	$36,541	$(35,640)	$903

Common stock issued for services	2,444	-	21	-	21
Stock-based compensation	-	-	95	-	95
Exercise of warrants, net of offering costs	180,247	-	2,657	-	2,657
Common stock issued upon conversion of debt and interest	21,429	-	385	-	385
Common stock issued in connection with debt	26,355	-	292	-	292
Fair value of shares of common stock issued as financing fees in connection with notes payable	8,916	-	122	-	122
Reclassification of warrant derivative liability upon adoption of ASU 2017-11	-	-	-	59	59
Net loss	-	-	-	(1,829)	(1,829)

Balances at March 31, 2018	1,835,965	$2	$40,113	$(37,410)	$2,705

Balance at December 31, 2018	2,103,071	$2	$43,967	$(43,860)	$109

Common stock issued for services	5,600	-	28	-	28
Stock-based compensation	-	-	138	-	138
Relative fair value of shares of restricted common stock issued in connection with notes payable	18,000	-	61	-	61
Sales of common stock and warrants, net of offering costs	230,853	-	2,714	-	2,714
Net loss	-	-	-	(1,989)	(1,989)

Balances at March 31, 2019	2,357,524	$2	$46,908	$(45,849)	$1,061

INNOVUS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(1,989)	$(1,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17	7
Recovery of allowance for doubtful accounts	(7)	-
Common stock, restricted stock units and stock options issued to employees, board of directors and consultants for compensation and services	138	115
Loss on extinguishment of debt	-	256
Change in fair value of contingent consideration	(2)	3
Amortization of debt discount	461	229
Amortization of intangible assets	185	158
Changes in operating assets and liabilities, net of acquisition amounts
Accounts receivable	158	(127)
Prepaid expense and other current assets	(458)	30
Inventories	552	77
Operating lease right-of-use asset and liability, net	(7)	-
Accounts payable and accrued expense	30	122
Accrued compensation	130	170
Accrued interest payable	15	8
Deferred revenue and customer deposits	175	118
Net cash used in operating activities	(602)	(663)

Cash flows used in investing activities:
Purchase of property and equipment	-	(148)
Purchase of intangible assets	(343)	-
Net cash used in investing activities	(343)	(148)

Cash flows from financing activities:
Payments on short-term loans payable	(230)	(33)
Proceeds from short-terms loans payable	375	-
Proceeds from notes payable	400	1,873
Payments on notes payable	(1,615)	(509)
Proceeds from sale of common stock and warrants, net of offering costs	2,714	-
Proceeds from stock option and warrant exercises	-	2,839
Net cash provided by financing activities	1,644	4,170

Net change in cash	699	3,359

Cash at beginning of period	1,248	1,565

Cash at end of period	$1,947	$4,924

Supplemental disclosures of cash flow information:
Cash paid for operating lease liabilities	$65	$-
Cash paid for interest	$21	$2

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures, notes payable and accrued interest	$-	$167
Relative fair value of common stock issued in connection with notes payable recorded as debt discount	$61	$292
Offering costs in connection with warrant exercises included in accounts payable and accrued expense	$-	$181
Cumulative adjustment to accumulated deficit for the fair value of the warrant derivative liability upon adoption of ASU 2017-11 on January 1, 2018	$-	$59
Fair value of common stock issued as financing fees in connection with notes payable recorded as debt discount	$28	$123

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Innovus Pharmaceuticals, Inc., a Nevada incorporated and San Diego-based company, together with its subsidiaries as follows (collectively referred to as “Innovus” or the “Company”): Semprae Laboratories, Inc., a Delaware corporation (“Semprae”); FasTrack Pharmaceuticals, Inc., a Delaware corporation (“FasTrack”); Novalere, Inc., a Delaware corporation (“Novalere”); Supplement Hunt, Inc., a Nevada corporation (“Supplement Hunt”); and Prime Savings Club, Inc., a Nevada corporation (“Prime Savings Club”), is an emerging over-the-counter (“OTC”) consumer goods and specialty pharmaceutical company engaged in the commercialization, licensing and development of safe and effective non-prescription medicine, consumer care products, supplements and certain related devices to improve men’s and women’s health and vitality, urology, brain health, pain, respiratory diseases, among others. The Company delivers innovative and uniquely presented and packaged health solutions through its (a) OTC medicines, devices, consumer and health products, and clinical supplements, which we market directly, (b) commercial retail and wholesale partners, and (c) directly to consumers through the Company’s proprietary Beyond Human® Sales & Marketing Platform including print media, on-line channels, websites, retailers and wholesalers. The Company is dedicated to being a leader in developing and marketing new OTC and branded Abbreviated New Drug Application (“ANDA”) products, supplements and certain related devices. Innovus actively pursues opportunities where existing prescription drugs have recently, or are expected to, change from prescription (or Rx) to OTC. These “Rx-to-OTC switches” require Food and Drug Administration (“FDA”) approval through a process initiated by the New Drug Application (“NDA”) holder.

The Company’s business model leverages its ability to (a) develop and build its current pipeline of proprietary products, and (b) to also acquire outright or in-license commercial products that are supported by scientific and/or clinical evidence, place them through the Company’s existing supply chain, retail and on-line (including our Amazon®, eBay®, Wish.com, Walmart.com®, and Walgreens.com on-line stores and other e-commerce business platforms) channels to tap new markets and drive demand for such products and to establish physician relationships. The Company currently sells its products direct to consumer primarily in the United States and Canada and sells to international commercial partners in multiple countries around the world.

Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the period ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019, or for any future period.

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

Liquidity

The Company’s operations have been financed primarily through proceeds from convertible debentures and notes payable, sales of its common stock and revenue generated from its products domestically and internationally through the Company’s marketing platform and by its partners. These funds have provided Innovus with the resources to operate its business, sell and support its products, attract and retain key personnel and add new products to the Company’s portfolio. The Company has experienced net losses and negative cash flows from operations each year since its inception. As of March 31, 2019, the Company had an accumulated deficit of $45.8 million and a working capital deficit of $1.5 million.

As of March 31, 2019, we had $1.9 million in cash and $0.6 million held by merchant processors reported in other current assets for a total of $2.5 million and as of May 13, 2019 we had $2.2 million in cash and $0.7 million held by merchant processors. During the three months ended March 31, 2019, we had net cash used in operating activities of $0.6 million. We expect that our existing capital resources, together with revenue from sales of our products and upcoming sales milestone payments from the commercial partners signed for our products, will be sufficient to allow us to continue our operations, commence the product development process and launch selected products through at least the next 12 months.

In addition, our CEO, who is also a significant shareholder, has deferred the remaining payment of his salary earned through June 30, 2016, with a current balance totaling $1.1 million, and has agreed to refrain from receipt of any funds which may jeopardize the ability of the Company to operate. Our actual needs will depend on numerous factors, including timing of introducing our new products to the marketplace, our ability to attract additional international distributors for our products and our ability to in-license in non-partnered territories and/or develop new product candidates. Although no assurances can be given, we currently intend to raise additional capital through the sale of debt or equity securities to provide additional working capital, pay for further expansion and development of our business, and to meet current obligations. Such capital may not be available to us when we need it or on terms acceptable to us, if at all.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30-90 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. The estimated reserve for sales returns and allowances, which is included in accounts payable and accrued expense, was approximately $223,000 and $194,000 at March 31, 2019 and December 31, 2018, respectively.

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

Advertising Expense

Advertising costs, which primarily includes print and online media advertisements, are expensed as incurred and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. Advertising costs were approximately $2.0 and $2.5 million for the three months ended March 31, 2019 and 2018, respectively.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and vested but deferred RSUs during the period presented. Diluted net loss per share is computed using the weighted average number of common shares outstanding and vested plus deferred RSUs during the periods plus the effect of dilutive securities outstanding during the periods. For the three months ended March 31, 2019 and 2018, basic net loss per share is the same as diluted net loss per share as a result of our common stock equivalents being anti-dilutive.  See Note 7 for more details.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to recognize most leases on the balance sheet as lease liabilities with corresponding right-of-use assets and to disclose key information about leasing arrangements. We adopted Topic 842 on its effective date in the first quarter of 2019 using a modified retrospective approach. We elected the available package of practical expedients upon adoption, which allowed us to carry forward our historical assessment of whether existing agreements contained a lease and the classification of our existing operating leases. We continue to report our financial position as of December 31, 2018 under the former lease accounting standard (Topic 840) in our condensed consolidated balance sheet. The adoption impact resulted in the recognition of an operating lease liability with a corresponding right-of-use asset based on the present value of our remaining minimum lease payments which offset the previously reported deferred rent balance.

The following table summarizes the impact of Topic 842 on our condensed consolidated balance sheet upon adoption on December 31, 2018 (in thousands):

	December 31, 2018
	(unaudited)
	Pre-adoption	Adoption Impact	Post-adoption
Assets
Operating lease right-of-use asset	$-	$675	$675
Total assets	$-	$675	$675
Liabilities and Stockholders' Equity
Accrued Liabilities	$-	$140	$140
Deferred Rent	181	$(181)	-
Operating lease liabilities, net of current portion	-	$716	716
Total liabilities and stockholders' equity	$181	$675	$856

In June 2018, the FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update aligns the accounting for share-based payment awards issued to nonemployees with those issued to employees. Under the new guidance, the nonemployee awards will be measured on the grant date and compensation costs will be recognized when achievement of the performance condition is probable. This new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The adoption of the new guidance does not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The update modifies the disclosure requirements for recurring and nonrecurring fair value measurements, primarily those surrounding Level 3 fair value measurements and transfers between Level 1 and Level 2. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the new guidance and does not expect it to have a material impact on its consolidated financial statements.

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

The following is a table that presents product sales, net by geographical area:

	For the Three Months Ended March 31,
	2019	2018
United States	$4,509	$4,184
Canada	676	358
All Other	4	-
Product sales, net	$5,189	$4,542

All Other consists of Europe, Australia, Asia, and the Middle East.

Contract Balances

We do not have any contract assets such as work-in-process but do have certain contract liabilities such as customer advances for product sales under its license agreements. As of March 31, 2019, we had customer advances totaling $104,000 included in deferred revenue and customer deposits in the accompanying condensed consolidated balance sheet for advance payments on the future sale of Zestra® and Zestra Glide® products to Sothema and UriVarx® to Acerus Pharmaceuticals under their license agreements.

NOTE 3 – BUSINESS AND ASSET ACQUISITIONS

Acquisition of Prime Consultants, LLC Assets

On January 1, 2019 (the “Closing Date”), the Company entered into an Asset Purchase Agreement, pursuant to which the Company acquired substantially all of the assets of Prime Consultants, LLC (the “Seller”) in exchange for $343,000 in cash. The assets acquired include the established Amazon seller platform and inventory totaling $313,000. Prime Consultants, LLC is an e-commerce business with sales of products primarily through the Amazon® platform which generated $2.4 million in sales in 2018. The Company recorded intangible assets totaling $30,000.  The Company believes this business complements our existing business while providing an additional sales platform to add to the existing revenue channels.

Acquisition of Novalere in 2015

On February 5, 2015 (the “Closing Date”), we acquired the worldwide rights to market and sell the FlutiCare® brand (fluticasone propionate nasal spray) and the related third-party manufacturing agreement for the manufacturing of FlutiCare® (“Acquisition Manufacturer”) from Novalere FP. The OTC Abbreviated New Drug Application (“ANDA”) for fluticasone propionate nasal spray was filed at the end of 2014 by our third-party manufacturer and partner, who is currently selling the prescription version of the drug, with the FDA and the OTC ANDA was approved in April 2019. An ANDA is an application for a U.S. generic drug approval for an existing licensed medication or approved drug. A prescription ANDA (“RX ANDA”) is for a generic version of a prescription pharmaceutical and an OTC ANDA is for a generic version of an OTC pharmaceutical.

Due to the delay in approval of the Acquisition Manufacturer’s OTC ANDA by the FDA, in May 2017, we announced a commercial relationship with a different third-party manufacturer (West-Ward Pharmaceuticals International Limited or “WWPIL”) who has an FDA approved OTC ANDA for fluticasone propionate nasal spray under which they have agreed to manufacture our FlutiCare® OTC product for sale in the U.S. (see Note 8). As we hold the worldwide rights to market and sell FlutiCare® under the manufacturing agreement with the Acquisition Manufacturer, we believe the agreement with the Acquisition Manufacturer will still provide us with the opportunity to market and sell FlutiCare® ex-U.S. and, with the approval of the OTC ANDA in April 2019, a second source of supply within the U.S. is available to Innovus.

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

During the three months ended March 31, 2019 and 2018, there was an (decrease) increase in the estimated fair value of the remaining 1,323 ANDA consideration shares totaling $(2,000) and $3,000 for the three months ended March 31, 2019 and 2018, respectively, which is included in fair value adjustment for contingent consideration in the accompanying condensed consolidated statements of operations. The remaining 1,323 ANDA consideration shares will be issued in the second quarter of 2019 with the FDA approval received in April 2019 of the ANDA filed by the Acquisition Manufacturer and the estimated fair value of such remaining shares of $6,000 is included in contingent consideration in the accompanying condensed consolidated balance sheet at March 31, 2019. The fair value of the contingent consideration was $1.1 and $1.2 million as of March 31, 2019 and December 31, 2018, respectively.

NOTE 4 – INVENTORY

Inventories consist of the following:

	March 31,	December 31,
	2019	2018
Raw materials and supplies	$186	$238
Work in process	95	96
Finished goods	1,849	2,036
Total	$2,130	$2,370

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Amortizable intangible assets consist of the following:

	March 31, 2019
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$684	$(195)	$489	7 – 15
Customer Contracts	625	(328)	297	10
Sensum+® License (from CRI)	235	(137)	98	10
Vesele® Trademark	25	(14)	11	8
Beyond Human® Website and Trade Name	222	(121)	101	5 – 10
Novalere Manufacturing Contract	4,681	(1,941)	2,740	10
Other Beyond Human® Intangible Assets	5	(5)	-	1 – 3
Total	$6,477	$(2,741)	$3,736

	December 31, 2018
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$654	$(161)	$493	7 – 15
Customer Contracts	625	(311)	314	10
Sensum+® License (from CRI)	234	(131)	103	10
Vesele® Trademark	25	(12)	13	8
Beyond Human® Website and Trade Name	222	(112)	110	5 – 10
Novalere Manufacturing Contract	4,681	(1,824)	2,857	10
Other Beyond Human® Intangible Assets	5	(5)	0	1 – 3
Total	$6,446	$(2,556)	$3,890

Amortization expense for the three months ended March 31, 2019 and 2018 was $185,000 and $158,000, respectively. The following table summarizes the approximate expected future amortization expense as of March 31, 2019 for intangible assets:

Remainder of 2019	$536
2020	714
2021	657
2022	614
2023	578
Thereafter	637
$3,736

NOTE 6 – NOTES PAYABLE AND SHORT-TERM LOANS PAYABLE

Notes Payable

The following table summarizes the outstanding notes payable at March 31, 2019 and December 31, 2018:

	2019	2018
Notes payable:
January and March 2018 Notes Payable	$-	$112
February and March 2018 5% Notes Payable	117	250
July 2018 5% Notes Payable	-	550
August 2018 Notes Payable	500	800
September 2018 5% Notes Payable	250	390
October 2018 5% Notes Payable	550	550
November and December 2018 Notes Payable	1,049	1,429
March 2019 Note Payable	500	-
Total notes payable	2,966	4,081
Less: Debt discount	(736)	(1,008)
Carrying value	2,230	3,073
Less: Current portion	(2,230)	(3,073)
Notes payable, net of current portion	$-	$-

The following table summarizes the future minimum payments as of March 31, 2019 for the notes payable:

Remainder of 2019	$2,466
2020	500
$2,966

March 2019 Note Payable

On March 27, 2019, we entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $400,000 pursuant to a 0% promissory note (“March 2019 Note Payable”). The note has an Original Issue Discount (“OID”) of $100,000 and requires payments of $47,000 in principal per month through March 2020.

In connection with the March 2019 Note Payable, we issued the investor restricted shares of common stock totaling 18,000 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the March 2019 Note Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $161,000 in March 2019. In connection with the financing, we issued 5,600 restricted shares of common stock in March 2019 to a third-party consultant. The fair value of the restricted shares of common stock issued of $28,000 was recorded as a debt discount to the carrying value of the notes payable. The discount is being amortized to interest expense using the effective interest method over the term of the March 2019 Note Payable.

Interest Expense

We recognized interest expense on notes payable of $17,000 and $12,000 for the three months ended March 31, 2019 and 2018, respectively. Amortization of the debt discount to interest expense during the three months ended March 31, 2019 and 2018 totaled $461,000 and $229,000, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Issuances of Common Stock

Private Placement

On January 3, 2019, we completed a sale of common stock and warrants under a Securities Purchase Agreement. The gross proceeds to us from the offering were $3.2 million before underwriting discounts and commissions and other offering expenses ($2.7 million of net proceeds after underwriting discounts, commissions and expenses).

The Company completed the sale of common stock and warrants under a Securities Purchase Agreement with an accredited investor (the “Investor”), pursuant to which the Company sold an aggregate of 431,490 units (“Units”) for $7.35 per unit, with each Unit consisting of (i) one share of the Company’s common stock (“Shares”), (ii) one warrant to purchase one share of common stock at an exercise price of $7.35 per share (“Series A Warrant”), and (iii) one warrant to purchase one share of common stock at an exercise price of $8.40 per share (“Series B Warrant”) (the “Private Placement”); provided, however, that in order to ensure that the Investor’s beneficial ownership did not exceed 9.99% of the outstanding shares of Common Stock, the Investor elected to exercise its right to purchase 200,637 prefunded warrants (“Series C Warrants”) in lieu of Shares as part of the Units, which Series C Warrants have a nominal exercise price of $0.105 per share. In addition, the Company issued Series B Warrants to purchase 32,362 shares of common stock, an amount equal to 7.5% of the aggregate number of Shares, including Series C Warrants, sold in the Private Placement, at an exercise price of $9.19 per share to the designees of H.C. Wainwright & Co., LLC, the Company’s sole placement agent, as compensation for its services in connection with the Private Placement.

Other Stock Issuances and Related Stock-Based Compensation

In connection with the March 2019 Notes Payable, we issued 18,000 restricted shares of common stock in March 2019 and 5,600 restricted shares of common stock in March 2019 to a third-party consultant.  The fair value of the restricted share of common stock issued of $118,000 was recorded as a debt discount to the carrying value of the notes payable in March 2019 (see Note 6).

2013 Equity Incentive Plan

We have issued common stock, restricted stock units and stock option awards to employees, non-executive directors and outside consultants under the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by our Board of Directors in February of 2013. The 2013 Plan allows for the issuance of up to 95,268 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. As of March 31, 2019, there were no shares available under the 2013 Plan.

2014 Equity Incentive Plan

We have issued common stock, restricted stock units and stock options to employees, non-executive directors and outside consultants under the 2014 Equity Incentive Plan (“2014 Plan”), which was approved by our Board of Directors in November 2014. The 2014 Plan allows for the issuance of up to 190,477 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. As of March 31, 2019, there were no shares available under the 2014 Plan.

2016 Equity Incentive Plan

On March 21, 2016, our Board of Directors approved the adoption of the 2016 Equity Incentive Plan and on October 20, 2016 adopted the Amended and Restated 2016 Equity Incentive Plan (“2016 Plan”). The 2016 Plan was then approved by our stockholders in November 2016. The 2016 Plan allows for the issuance of up to 190,477 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The 2016 Plan includes an evergreen provision in which the number of shares of common stock authorized for issuance and available for future grants under the 2016 Plan will be increased each January 1 after the effective date of the 2016 Plan by a number of shares of common stock equal to the lesser of: (a) 4% of the number of shares of common stock issued and outstanding on a fully-diluted basis as of the close of business on the immediately preceding December 31, or (b) a number of shares of common stock set by our Board of Directors. As of March 31, 2019, 131,532 shares were available under the 2016 Plan. In April 2019, our Board of Directors approved an increase of 84,051 shares of common stock to the shares authorized under the 2016 Plan in accordance with the evergreen provision in the 2016 Plan and therefore as of May 14, 2019 there were 215,583 shares available under the 2016 Plan.

Stock Options

For the three months ended March 31, 2019 and 2018, the following weighted average assumptions were utilized for the calculation of the fair value of the stock options granted during the period using Black-Scholes:

	2019	2018
Expected life (in years)	7.3	7.9
Expected volatility	198.7%	217.9%
Average risk-free interest rate	2.82%	2.28%
Dividend yield	0%	0%
Grant date fair value	$12.48	$24.15

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the stock options. Expected life in years is based on the “simplified” method as permitted by ASC Topic 718. We believe that all stock options issued under its stock option plans meet the criteria of “plain vanilla” stock options. We use a term equal to the term of the stock options for all non-employee stock options. The risk-free interest rate is based on average rates for treasury notes as published by the Federal Reserve in which the term of the rate corresponds to the expected term of the stock options.

The following table summarizes the number of stock options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2018	4,498	$14.63	9.2	$190
Granted	87	5.12	-	-
Exercised	-	-	-	-
Cancelled	(384)	(16.42)	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2019	4,201	$14.27	9.0	$86

Vested and Expected to Vest at March 31, 2019	4,201	$14.27	9.0	$86

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding stock options and the quoted price of our common stock at March 31, 2019.  During the three months ended March 31, 2019 and 2018, we recognized stock-based compensation from stock options of $3,000 and $1,000, respectively. As of March 31, 2019, compensation expense related to unvested options not yet recognized in the condensed consolidated statement of operations was approximately $32,000 and will be recognized over a remaining weighted-average term of 2.8 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2019:

Restricted Stock Units
Outstanding at December 31, 2018	175,765
Granted	8,603
Exchanged	-
Cancelled	-
Outstanding at March 31, 2019	184,368

Vested at March 31, 2019	119,180

The vested restricted stock units at March 31, 2019 have not settled and are not showing as issued and outstanding shares of the Company but are considered outstanding for earnings per share calculations. Settlement of these vested restricted stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of us, or (iii) 10 years from date of issuance. Settlement of vested restricted stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the board of directors and is subject to certain criteria having been fulfilled by the recipient.

We calculate the fair value of the restricted stock units based upon the quoted market value of the common stock at the date of grant. The grant date fair value of restricted stock units issued during the three months ended March 31, 2019 was $60,000. For the three months ended March 31, 2019 and 2018, we recognized $135,000 and $93,000, respectively, of stock-based compensation expense for the vested units. As of March 31, 2019, compensation expense related to unvested shares not yet recognized in the condensed consolidated statement of operations was approximately $748,000 and will be recognized over a remaining weighted-average term of 2.0 years.

Warrants

In January 2015, we issued 2,381 warrants with an exercise price of $31.50 per share to a former executive in connection with the January 2015 debenture. The warrants expire on January 21, 2020. The warrants contain anti-dilution protection, including protection upon dilutive issuances. In connection with the convertible debentures issued in 2015, the exercise price of these warrants was reduced to $9.45 per share and an additional 5,588 warrants were issued per the anti-dilution protection afforded in the warrant agreement during the year ended December 31, 2015. Warrants to purchase 7,969 shares of common stock remain outstanding as of March 31, 2019.

In connection with the convertible debentures in 2015, we issued warrants with an exercise price of $31.50 per share and expiration in 2020 to investors and placement agents. Warrants to purchase 7,379 shares of common stock remain outstanding as of March 31, 2019.

In connection with the convertible debentures in 2016, we issued warrants to the investors and placement agents with an exercise price of $42.00 per share and expire in 2021. Warrants to purchase 40,201 shares of common stock remain outstanding as of March 31, 2019.

In connection with the public equity offering in March 2017, we issued Series A Warrants to purchase 244,455 shares of common stock at $15.75 per share and Series B Warrants to purchase 244,455 shares of common stock at $15.75 per share. The Series A Warrants expire in 2022. During 2018, certain investors elected to exercise 180,247 Series B Warrants and 953 Series A Warrants and the remaining Series B Warrants expired in March 2018. We also issued warrants to purchase 12,223 shares of common stock to our placement agent with an exercise price of $19.69 per share and expire in 2022, as well as in March 2018 we issued our placement agent warrants to purchase 8,219 shares of common stock with an exercise price of $19.69 per share and expire in 2023 in connection with the Series B Warrants exercised. Warrants to purchase 263,944 shares of common stock remain outstanding as of March 31, 2019.

In connection with the public equity offering in January 2019, we issued Series A Warrants to purchase 431,490 shares of common stock at $7.35 per share, Series B Warrants to purchase 431,490 shares of common stock at $8.40 per share and Series C Warrants to purchase 200,637 shares of common stock at $7.35 per share. The Series A and B Warrants expire in 2020 and 2024 respectively. The Series C Warrants were prefunded and have a nominal exercise price of $0.105 per share. We also issued warrants to purchase 32,362 shares of common stock to our placement agent with an exercise price of $9.19 per share and expire in 2024. Warrants to purchase 1,095,979 shares of common stock are remain outstanding as of March 31, 2019.

For the three months ended March 31, 2019, the following weighted average assumptions were utilized for the calculation of the fair value of the warrants issued during the period using Black-Scholes:

2019
Expected life (in years)	5.0
Expected volatility	183.8%
Average risk-free interest rate	2.69%
Dividend yield	0%

At March 31, 2019, there are 1,415,472 fully vested warrants outstanding. The weighted average exercise price of outstanding warrants at March 31, 2019 is $10.46 per share, the weighted average remaining contractual term is 3.5 years and the aggregate intrinsic value of the outstanding warrants is $0.

Net Loss per Share

Restricted stock units that are vested but which the issuance and delivery of the shares are deferred until the employee or director resigns are included in the basic and diluted net loss per share calculations.

The weighted average shares of common stock outstanding used in the basic and diluted net loss per share calculation for the three months ended March 31, 2019 and 2018 was 2,328,318 and 1,679,041, respectively.

The weighted average restricted stock units vested but which issuance of the common stock is deferred until there is a change in control, a specified date in the agreement or the employee or director resigns which were used in the basic and diluted net loss per share calculation for the three months ended March 31, 2019 and 2018 was 115,366 and 101,280, respectively.

The total weighted average shares outstanding used in the basic and diluted net loss per share calculation for the three months ended March 31, 2019 and 2018 was 2,445,471 and 1,780,321, respectively.

The following table shows the anti-dilutive shares excluded from the calculation of basic and diluted net loss per common share as of March 31, 2019 and 2018:

	As of March 31,
	2019	2018
Gross number of shares excluded:
Restricted stock units – unvested	65,188	54,762
Stock options	4,201	2,062
Warrants	1,415,472	557,940
Total	1,484,861	614,764

The above table does not include the ANDA Consideration Shares related to the Novalere acquisition totaling 1,323 at March 31, 2019 and 2018 as they are considered contingently issuable (see Note 3).

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In May 2017, we entered into a commercial agreement with West-Ward Pharmaceuticals International Limited (“WWPIL”), a wholly-owned subsidiary of Hikma Pharmaceuticals PLC (“Hikma”) (LSE: HIK) (NASDAQ Dubai: HIK) (OTC: HKMPY). Pursuant to the commercial agreement, WWPIL provided us with the rights to launch our branded, fluticasone propionate nasal spray USP, 50 mcg per spray (FlutiCare®), under WWPIL’s FDA approved ANDA No. 207957 in the U.S. in mid-November 2017. The initial term of the commercial agreement is for two years, and upon expiration of the initial term, the agreement will automatically renew for subsequent one-year terms unless either party notifies the other party in writing of its desire not to renew at least 90 days prior to the end of the then current term. The agreement requires us to meet certain minimum product batch purchase requirements in order for the agreement to continue to be in effect. We have met the minimum product batch purchase requirements through May 2019.

Leases

We lease approximately 172,000 square feet of office and warehouse facilities under a non-cancellable operating lease. Our lease has a remaining term of 4 years, which represents the non-cancellable periods of the lease. We exclude extension options that are not reasonably certain to be exercised from our lease terms. Our lease payment consists of fixed rental payments for the right to use the underlying assets over the lease term as well as payments for common-area-maintenance and administrative services. We have also received customary incentives from our landlord for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for the lease.

Operating lease right-of-use assets and liabilities on our condensed consolidated balance sheets represent the present value of our remaining lease payments over the remaining lease terms. We do not allocate lease payments to non-lease components; therefore, fixed payments for common-area-maintenance and administrative services are included in our operating lease right-of-use assets and liabilities. We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our lease is not readily determinable.

As of March 31, 2019, the maturities of our operating lease were as follows (in thousands):

Remaining Lease Payments
2019	$194
2020	267
2021	274
2022	282
Thereafter	94
Total remaining lease payments	1,111
Less: imputed interest	(288)
Total operating lease liabilities	823
Less: current portion	(147)
Long-term operating lease liabilities	676
Weighted-average remaining lease term	4 years
Weighted-average discount rate	15%

The components of our lease costs included in our condensed consolidated statement of operations consist of operating lease costs of $57,000. Operating lease costs consist of the fixed lease payments included in our operating lease liability and are recorded on a straight-line basis over the lease term.

Litigation

James L. Yeager, Ph.D., and Midwest Research Laboratories, LLC v. lnnovus Pharmaceuticals, Inc. On January 18, 2018, Dr. Yeager and Midwest Research Laboratories (the "Plaintiffs") filed a complaint in the Illinois Northern District Court in Chicago, Illinois, which Plaintiffs amended on February 26, 2018 ("Amended Complaint''). The Amended Complaint alleges that the Company violated Dr. Yeager's right of publicity and made unauthorized use of his name, likeness an identity in advertising materials for its product Sensum+®. Plaintiffs seek actual and punitive damages, costs and attorney's fees, an injunction and corrective advertising. In October 2018, we filed a motion to dismiss the action. In February 2019, the Judge in the Illinois action issued a ruling invalidating some of Plaintiff’s causes of action, while accepting others and the case continues in that jurisdiction. The parties are currently engaged in discovery.

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

Marin County District Attorney’s Letter. On August 24, 2018, the Company received a letter from the Marin County District Attorney's Office requesting substantiation for certain advertising claims made for certain of the Company's products, DiabaSens®, and Apeaz® that were marketed and sold to customers in that County. The Marin County District Attorney's Office is part of a larger ten county Northern California Task Force of district attorneys to handle customer protection matters. In November 2018, the Company responded through its regulatory attorneys, Olshan, to the Marin County’s District Attorney’s letter. In March 2019, the Company has heard back from the Marin County District Attorney.  In April 2019, the Company responded to the letter.

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

NOTE 9 – SUBSEQUENT EVENTS

Promissory Notes

In April 2019, we entered into promissory note agreements and securities purchase agreements with two unrelated third-party investors in which the investors loaned us gross proceeds of $850,000 in consideration for the issuance of 5% promissory notes. The notes have an OID of $90,000 and require payment of principal and interest of $140,000 in October 2019, $704,000 in January 2020, and $132,000 in April 2020. As additional consideration for the purchase of the note, we issued 98,334 shares of restricted common stock to the investors.

In April 2019, we entered into promissory note conversion agreement with an unrelated third-party investor in which we converted $175,000 of the balance of the October 2018 5% Notes Payable in exchange for 100,000 restricted shares of common stock.

In May 2019, we entered into a promissory note agreement and securities purchase agreement with an unrelated third-party investor in which the investors loaned us gross proceeds of $400,000 in consideration for the issuance of 0% promissory notes. The notes have an OID of $100,000 and require payment of principal and interest of $42,000 monthly through April 2020. As additional consideration for the purchase of the note, we issued 34,000 shares of restricted common stock to the investors. In connection with this financing, we issued 10,257 restricted shares of common stock in May 2019 to a third-party consultant.

During April and May 2019, we issued 24,316 restricted shares of common stock in exchange for services rendered.

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

Innovus Pharmaceuticals, Inc., together with its subsidiaries, are collectively referred to as “Innovus,” the “Company,” “us,” “we,” or “our.” The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019, as well as the consolidated financial statements and related notes contained therein.

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

Our Strategy

Our corporate strategy focuses on the following primary objectives:

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

Our Products

Marketed Products

We currently market and sell over 35 products in the U.S. and more than 10 in multiple countries around the world through our 12 international commercial partners. The following represents these core products:

1.	Vesele®
2.	UriVarx®
3.	FlutiCare®
4.	Apeaz®
5.	Diabasens®
6.	Prostagorx®
7.	Sensum+®

In addition, we currently expect to launch in the U.S. the following products in 2019 and/or 2020, subject to the applicable regulatory approvals, if required:

1.	ThermoMax® is a hand cream with two strengths that provide up to eight hours of hand warming relief (second quarter of 2019);
2.	BreastLift™ is a clinically tested cream that provides a safe and natural way to firm sagging breasts (second quarter of 2019);
3.	HealthiFeet® is a foot cream that provides foot warming relief (second quarter of 2019);
4.	MZS Sleeping Aid™ with Hemp-Derived THC-free oil and melatonin is in tincture form (launched in first quarter of 2019);
5.	Trexar™ is a supplement that provides neuropathy support and enhanced sensation (second quarter of 2019);
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

8.	Octiq™ is an expected FDA ophthalmic OTC monograph compliant product for the treatment of eye redness and eye lubrication (late 2019/early 2020); and
9.	Regoxidine™ is an ANDA approved 5% Minoxidil foam for men and women for hair growth on the top of the scalp.

Sales and Marketing Channels

Print and Direct Mail Marketing

Through our Beyond Human® sales and marketing platform, we have access to advertise in the vast majority of newspapers and magazines on a regular basis. We have developed our own proprietary algorithm which allows us to target customers looking for specific health products allowing us to increase the return on our investment and reduce the cost to acquire new customers. We have expanded our reach to Canada with the approval of twelve of our products by Health Canada and successfully expanded our Beyond Human® sales and marketing platform.

E-Commerce

We have an extensive on-line media channel through our Amazon®, NewEgg®, Walmart.com®, eBay®, Wish.com, and Walgreens.com sites, in addition to our own InnovusPharma.com site along with sites for each of our products individually.  Our expertise allows us to successfully drive product sales through proper marketing campaigns through third-party sites as well as through email marketing campaigns to increase traffic to our own sites. Additionally, we have recognized that maintaining a proper e-commerce presence allows those customers who read our advertisements in the newspapers and magazine or receive our direct mail another avenue to purchase products.

Retail/Wholesale

We are continuously introducing our products to varieties of retail and wholesale partners to enhance the brand and product awareness for our customers. Since 2018, we significantly increased our advertising expenses specifically in the Print and Direct Mail Marketing channel which, in turn, has had a direct positive impact to the success of products in retail.  We intend to continue to demonstrate to our retail and wholesale partners the advantages of incorporating our products in their stores, especially due to our proprietary consumer targeted marketing approach that our print advertising allows us to achieve.

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

Results of Operations for the Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Increase (Decrease)	% Increase (Decrease)
Net revenue:
Product sales, net	$ 5,189	$ 4,542	$ 647	14%
Service revenue	100	-	100	(100)%
Cooperative marketing revenue	71	-	71	(100)%
License revenue	3	3	-	-%
Net revenue	5,363	4,545	818	18%

Cost of product sales	1,778	864	914	106%
Gross Profit	3,585	3,681	(96)	(3)%

Operating expense:
Research and development	56	11	45	409%
Sales and marketing	2,595	3,302	(707)	(21)%
General and administrative	2,435	1,696	739	44%
Total operating expense	5,086	5,009	77	2%

Loss from operations	(1,501)	(1,328)	(173)	(13)%

Other income (expense):
Interest expense	(490)	(242)	(248)	(102)%
Loss on extinguishment of debt	-	(256)	256	100%
Fair value adjustment for contingent consideration	2	(3)	5	167%
Total other expense, net	(488)	(501)	13	3%

Net loss	$ (1,989)	$ (1,829)	$ (160)	(9)%

Net Revenue

We recognized net revenue of approximately $5.4 million and $4.5 million for the three months ended March 31, 2019 and 2018, respectively. The increase in net revenue in the three months ended March 31, 2019 was primarily the result of the addition of the Supplement Hunt and Prime Savings Club platforms, which were acquired in December 2018 and January 2019, respectively. During the first quarter of 2019, we focused on increasing revenues from e-commerce channels to continue to diversify the revenue channels recognized.  During the three months ended March 31, 2019, e-commerce sales represented approximately 30% of total net revenue.  During the three months ended March 31, 2019 and 2018, we shipped 163,691 units and 83,873 units of our core products, respectively.

Cost of Product Sales

We recognized cost of product sales of approximately $1.8 million and $864,000 for the three months ended March 31, 2019 and 2018, respectively. The cost of product sales includes the cost of inventory, internal and third-party shipping and warehouse costs, royalties and salaries and benefits for our warehouse employees. The increase in cost of product sales is a result of higher shipping and fulfillment costs relating to our Supplement Hunt entity, for which we currently utilize the services of a third-party fulfillment company, and higher costs of products in the Prime Savings Club entity due to a more diverse product mix. The decrease in the gross margin to 66.8% in 2019 compared to 81.0% in 2018 is due to the increase in e-commerce revenues as a percentage of total revenues during the current period, which generate lower gross margins due to pricing competition, as well as an increase in the cost of shipping and fulfillment especially related to Supplement Hunt and Prime Savings Club, which have products that are more costly to ship due to their size and weight.

Research and Development

We recognized research and development expense of approximately $56,000 and $11,000 for the three months ended March 31, 2019 and 2018, respectively. The research and development expenses include costs for stability testing, clinical trials of certain products and other development related costs for our products.

Sales and Marketing

We recognized sales and marketing expense of approximately $2.6 million and $3.3 million for the three months ended March 31, 2019 and 2018, respectively. Sales and marketing expenses consist primarily of print advertisements and sales and marketing support. The decrease in the sales and marketing expense is a direct result of the increased focus on e-commerce channels of the business which does not require as large of upfront marketing costs as the traditional direct-to-consumer channel requires. Additionally, we have focused marketing efforts in the traditional direct-to-consumer channel to those that have experienced lower cost of customer acquisition.

General and Administrative

We recognized general and administrative expense of approximately $2.4 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively. The increase in general and administrative expenses is directly related to the increase in employee headcount, especially management level employees, from approximately 10 employees as of March 31, 2018 to 22 employees as of March 31, 2019.  General and administrative expense consists primarily of investor relation expense, legal, accounting, public reporting costs and other infrastructure expense related to the launch of our products. Additionally, our general and administrative expense includes professional fees, insurance premiums and general corporate expense.

Other Income and Expense

We recognized interest expense of approximately $490,000 and $242,000 for the three months ended March 31, 2019 and 2018, respectively. Interest expense primarily includes interest related to our debt and amortization of debt discounts (see Note 6 to the accompanying condensed consolidated financial statements). Due to the shares and cash discounts provided to our lenders, the effective interest rate is significantly higher than the coupon rate. The increase in interest expense during the three months ended March 31, 2019 is due to the larger amount of debt discount amortization in 2019 compared to 2018 as a result of the note payable financings completed in both 2018 and 2019.

We recognized a loss on extinguishment of debt of approximately $0 and $256,000 during the three months ended March 31, 2019 and 2018, respectively. The loss on debt extinguishment in 2018 was the result of the securities exchange agreement entered into with a certain note payable holder in March 2018. In exchange for the issuance of 21,429 shares of common stock with a fair value of approximately $385,000, we settled the principal balance totaling $166,667 with the noteholder. The remaining loss on debt extinguishment was the write off of the remaining unamortized debt discount as of the date of settlement. There were no securities exchange agreements entered into during the three months ended March 31, 2019.

Net Loss

Net loss for the three months ended March 31, 2019 was approximately $2.0 million or $0.81 basic and diluted net loss per share compared to a net loss for the same period in 2018 of $1.8 million or $1.03 basic and diluted net loss per share.

Liquidity and Capital Resources

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments. Combined with revenue, these funds have provided us with the capital to operate our business, to sell and support our products, attract and retain key personnel, and add new products to our portfolio. To date, we have experienced net losses each year since our inception. As of March 31, 2019, we had an accumulated deficit of $45.8 million and working capital deficit of $1.5 million.

As of March 31, 2019, we had approximately $1.9 million in cash and $0.6 million held by merchant processors reported in other current assets for a total of $2.5 million and as of May 13, 2019 we had approximately $2.2 million in cash and $0.7 million held by merchant processors for a total of $2.9 million. Although no assurances can be given, we currently plan to raise additional capital through the sale of equity or debt securities. We expect, however, that our existing capital resources, revenue from sales of our products and upcoming new product launches and sales milestone payments from the commercial partners signed for our products, and equity instruments available to pay certain vendors and consultants, will be sufficient to allow us to continue our operations, commence the product development process and launch selected products through at least the next 12 months. In addition, our CEO, who is also a significant shareholder, has deferred the remaining payment of his salary earned through June 30, 2016 totaling $1.1 million for at least the next 12 months if such receipt would jeopardize the ability of the Company to operate.

Our actual needs will depend on numerous factors, including timing of introducing our new products to the marketplace, our ability to attract additional Ex-U.S. distributors for our products and our ability to in-license in non-partnered territories and/or develop new product candidates. In addition, we continue to seek new licensing agreements from third-party vendors to commercialize our products in territories outside the U.S., which could result in upfront, milestone, royalty and/or other payments.

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

The Company’s principle debt instruments include the following:

February and March 2018 5% Notes Payable

In February and March 2018, we entered into securities purchase agreements with two unrelated third-party investors, pursuant to which the investors loaned us gross proceeds of $650,000 pursuant to 5% promissory notes (“February and March 2018 5% Notes Payable”). The February and March 2018 5% Notes Payable have an OID of $70,000 and require payment of $720,000 in principal. The February and March 2018 5% Notes Payable bear interest at the rate of 5% per annum and the principal amount and accrued interest are payable at maturity on October 28, 2018 for the note issued in February 2018 and in three installments on October 1, 2018, January 1, 2019 and April 1, 2019 for the note issued in March 2018. In connection with the February and March 2018 5% Notes Payable, we issued the investors restricted shares of common stock totaling 1,485,000. The remaining principal balance under these notes was $117,000 at March 31, 2019.

August 2018 Notes Payable

In August 2018, we entered into securities purchase agreements with two unrelated third-party investors, pursuant to which the investors loaned us gross proceeds of $1,000,000 pursuant to 0% promissory notes (“August 2018 Notes Payable”). The August 2018 Notes Payable have an OID of $200,000 and require twelve payments of $100,000 in principal per month through August 2019. The August 2018 Notes Payable bear no interest per annum. In connection with the August 2018 Notes Payable, we issued the investors restricted shares of common stock totaling 1,000,000 shares. The remaining principal balance under these notes was $500,000 at March 31, 2019.

September 2018 5% Notes Payable

In September 2018, we entered into a promissory note agreement and a securities purchase agreement with an unrelated third-party investor, pursuant to which the investor loaned us gross proceeds of $350,000 pursuant to 5% promissory notes (“September 2018 5% Notes Payable”). The September 2018 5% Notes Payable have an OID of $40,000 and require aggregate payments of $390,000 in principal. The September 2018 5% Notes Payable bear interest at the rate of 5% per annum and the principal amount and accrued interest are payable in three installments on March 12, 2019, June 12, 2019 and September 12, 2019. In connection with the September 2018 5% Notes Payable, we issued the investor restricted shares of common stock totaling 1,000,000. The remaining principal balance under these notes was $250,000 at March 31, 2019.

October 2018 5% Notes Payable

On October 22, 2018, the Company entered into a promissory note agreement and securities purchase agreement with an unrelated third-party investor in which the investor loaned the Company gross proceeds of $500,000 pursuant to 5% promissory notes (“October 2018 5% Notes Payable”). The notes have an OID of $50,000 and require payments of $550,000 in principal. The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on May 1, 2019. In connection with the October 2018 5% Notes Payable, the Company issued the investor restricted shares of common stock totaling 15,239 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the October 2018 5% Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $176,000. The remaining principal balance under this note was $550,000 at March 31, 2019.

November and December 2018 Notes Payable

On November 6, 2018, November 8, 2018 and December 12, 2018, the Company entered into promissory note agreements and securities purchase agreements with three unrelated third-party investors, pursuant to which the investors loaned the Company gross proceeds of $1.25 million pursuant to 0% promissory notes (“November and December 2018 Notes Payable”). The notes have an OID of $270,000 and require aggregate payments of $1.52 million in principal. The notes bear interest at the rate of 0% per annum. In connection with the November and December 2018 Notes Payable, the Company issued the investors restricted shares of our common stock totaling 14,763 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the November and December 2018 Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $374,000 in November 2018 and $125,000 in December 2018. The remaining principal balance under these notes was $1.0 million at March 31, 2019.

March 2019 Note Payable

On March 27, 2019, we entered into a promissory note agreement and securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $400,000 pursuant to a 0% promissory note (“March 2019 Note Payable”). The note has an OID of $100,000 and requires payments of $47,000 in principal per month through March 2020. In connection with the March 2019 Note Payable, we issued the investor restricted shares of common stock totaling 18,000 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the March 2019 Note Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $161,000 in March 2019. In connection with the financing, we issued 5,600 restricted shares of common stock in March 2019 to a third-party consultant. The fair value of the restricted shares of common stock issued of $28,000 was recorded as a debt discount to the carrying value of the notes payable. The remaining principal balance under this note was $500,000 at March 31, 2019.

Net Cash Flows

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net cash used in operating activities	$(602)	$(663)
Net cash used in investing activities	(343)	(148)
Net cash provided by financing activities	1,644	4,170
Net change in cash	699	3,359
Cash at beginning of period	1,248	1,565
Cash at end of period	$1,947	$4,924

Operating Activities

For the three months ended March 31, 2019, cash used in operating activities was approximately $0.6 million, consisting primarily of the net loss for the period of approximately $2.0 million, which was primarily offset by non-cash common stock, restricted stock units and stock options issued for services and compensation of approximately $138,000, amortization of debt discount of $461,000, and amortization of intangible assets of $185,000. Additionally, working capital changes consisted of cash increases of approximately $0.6 million related primarily to the reduction of inventory levels due to improved management of inventory purchasing and more experience to understand inventory turnover for each product as well as an increase in customer deposit for sales occurring toward the end of the first quarter.

Investing Activities

For the three months ended March 31, 2019, cash used in investing activities was approximately $343,000, which consisted of the purchase of assets from the Prime Consultants LLC entity on January 1, 2019.

Financing Activities

For the three months ended March 31, 2019, cash provided by financing activities was approximately $1.6 million, consisting primarily of the net proceeds from the private placement completed on January 3, 2019, for a total net proceeds of $2.7 million and the issuance of a promissory note agreement of $400,000 in March 2019 offset by the repayment of outstanding notes payable of $1.6 million during the period.

Critical Accounting Policies and Estimates

On January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize most leases on the balance sheet as lease liabilities with corresponding right-of-use assets and to disclose key information about leasing arrangements. We elected the available package of practical expedients upon adoption, which allowed us to carry forward our historical assessment of whether existing agreements contained a lease and the classification of our existing operating leases. We continue to report our financial position as of December 31, 2018 under the former lease accounting standard (Topic 840) in our condensed consolidated balance sheet. The adoption impact resulted in the recognition of an operating lease liability with a corresponding right-of-use asset based on the present value of our remaining minimum lease payments which offset the previously reported deferred rent balance.

On January 1, 2019, we adopted FASB ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update aligns the accounting for share-based payment awards issued to nonemployees with those issued to employees. Under the new guidance, the nonemployee awards will be measured on the grant date and compensation costs will be recognized when achievement of the performance condition is probable. This new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The adoption of the new guidance does not have a material impact on its consolidated financial statements.

For the three months ended March 31, 2019, there were no other material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2018.

Off- Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2019, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including chief executive officer and vice president, finance, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

James L. Yeager, Ph.D., and Midwest Research Laboratories, LLC v. lnnovus Pharmaceuticals, Inc. On January 18, 2018, Dr. Yeager and Midwest Research Laboratories (the "Plaintiffs") filed a complaint in the Illinois Northern District Court in Chicago, Illinois, which Plaintiffs amended on February 26, 2018 ("Amended Complaint''). The Amended Complaint alleges that the Company violated Dr. Yeager's right of publicity and made unauthorized use of his name, likeness an identity in advertising materials for its product Sensum+®. Plaintiffs seek actual and punitive damages, costs and attorney's fees, an injunction and corrective advertising. In October 2018, we filed a motion to dismiss the action. In February 2019, the Judge in the Illinois action issued a ruling invalidating some of Plaintiff’s causes of action, while accepting others and the case continues in that jurisdiction. The parties are currently engaged in discovery.

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

Marin County District Attorney’s Letter. On August 24, 2018, the Company received a letter from the Marin County District Attorney’s Office requesting substantiation for certain advertising claims made for certain of the Company's products, DiabaSens® and Apeaz® that were marketed and sold to customers in that County. The Marin County District Attorney’s Office is part of a larger ten county Northern California Task Force of district attorneys to handle consumer protection matters. In November 2018, the Company responded through its regulatory attorneys, Olshan, to the Marin County’s District Attorney’s letter. In March 2019, the Company received a response from the Marin County District Attorney. In April 2019 we responded to the letter.

From time to time, in addition to the matters identified above, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in the matter identified above or other matters may harm our business.

ITEM 1A.	RISK FACTORS

The risks described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. There have been no material changes to the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In January 2019 we issued 5,600 restricted shares of common stock a third-party consultant for services rendered.

In March 2019, we entered into a securities purchase agreement with an unrelated third-party investor pursuant to which the investor loaned us gross proceeds of $400,000 and we issued to such investor (i) promissory notes in the aggregate principal amount of $500,000, and (ii) 18,000 restricted shares of common stock.

We believe that each of the offers, sales and issuances of securities described were exempt from registration under the Securities Act pursuant to Regulation D under the Securities Act or pursuant to Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

Use of Proceeds from the Sale of Registered Securities

On February 12, 2019, our registration statement on Form S-1 (File No. 333-229223) was declared effective by the SEC for our public offering pursuant to which we sold an aggregate of 230,853 shares of our common stock at an offering price of $7.35 per share.  There has been no material change in our use of proceeds from our public offering as described in our final prospectus filed with the SEC on February 13, 2019, pursuant to Rule 424(b).

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

**

This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language of such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innovus Pharmaceuticals, Inc.
(Registrant)

Date: May 15, 2019	/s/ Bassam Damaj
Bassam Damaj, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ryan Selhorn
Ryan Selhorn, CPA Vice President, Chief Financial Officer (Principal Financial Officer)