Form 10-Q
period 2019-06-30
INNOVUS PHARMACEUTICALS, INC.
filed 2019-08-13
CIK 1411879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 6, 2019, the registrant had 2,604,476 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 INNOVUS PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Assets:
Cash	$1,574	$1,248
Accounts receivable, net	319	282
Prepaid expense and other current assets	1,711	1,116
Inventories	1,853	2,370
Total current assets	5,457	5,016

Property and equipment, net	227	247

Deposits	21	21
Operating lease right-of-use asset	622	-
Goodwill	953	953
Intangible assets, net	3,557	3,890
Total assets	$10,837	$10,127

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expense	$2,949	$2,622
Operating lease liability	155	-
Accrued compensation	1,648	1,252
Deferred revenue and customer deposits	83	108
Accrued interest payable	38	32
Short-term loan payable	681	266
Notes payable, net of debt discount of $813 and $1,008, respectively	2,321	3,073
Total current liabilities	7,875	7,353

Deferred Rent	-	181
Operating lease liability, net of current portion	634	-
Accrued compensation, net of current portion	1,032	1,228
Contingent consideration	1,250	1,256
Total non-current liabilities	2,916	2,665

Total liabilities	10,791	10,018

Commitments and contingencies

Stockholders’ equity:
Preferred stock: 7,500,000 shares authorized, at $0.001 par value, no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Common stock: 292,500,000 shares authorized, at $0.001 par value, 2,578,476 and 2,103,071 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	47,652	43,967
Accumulated deficit	(47,608)	(43,860)
Total stockholders' equity	46	109

Total liabilities and stockholders’ equity	$10,837	$10,127

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except weighted average share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue:
Product sales, net	$6,594	$6,970	$11,783	$11,512
Service revenue	56	156	156	156
Cooperative marketing revenue	91	183	162	184
License revenue	107	3	110	5
Net revenue	6,848	7,312	12,211	11,857

Cost of product sales	2,356	1,339	4,134	2,203
Gross Profit	4,492	5,973	8,077	9,654

Operating expense:
Research and development	91	23	148	34
Sales and marketing	2,858	5,529	5,453	8,831
General and administrative	2,724	1,919	5,158	3,615
Total operating expense	5,673	7,471	10,759	12,480

Loss from operations	(1,181)	(1,498)	(2,682)	(2,826)

Other income (expense):
Interest expense	(486)	(326)	(976)	(568)
Loss on extinguishment of debt	(125)	(38)	(125)	(294)
Other income (expense), net	29	-	29	-
Fair value adjustment for contingent consideration	4	22	6	19
Total other expense, net	(578)	(342)	(1,066)	(843)

Net loss	$(1,759)	$(1,840)	$(3,748)	$(3,669)

Net loss per share of common stock – basic and diluted	$(0.66)	$(0.94)	$(1.47)	$(1.96)

Weighted average number of shares of common stock outstanding – basic and diluted	2,660,435	1,953,400	2,553,212	1,867,338

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Condensed Consolidated Statement of Stockholder's Equity

(Unaudited)

For the Months Ended June 30, 2019 and 2018

(In thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2017	1,596,574	$2	$36,541	$(35,640)	$903

Common stock issued for services	2,444	-	21	-	21
Stock-based compensation	-	-	95	-	95
Exercise of warrants, net of offering costs	180,247	-	2,657	-	2,657
Common stock issued upon conversion of debt and interest	21,429	-	385	-	385
Common stock issued in connection with debt	26,355	-	292	-	292
Fair value of shares of common stock issued as financing fees in connection with notes payable	8,916	-	122	-	122
Reclassification of warrant derivative liability upon adoption of ASU 2017-11	-	-	-	59	59
Net loss	-	-	-	(1,829)	(1,829)

Balances at March 31, 2018	1,835,965	$2	$40,113	$(37,410)	$2,705

Common stock issued for services	159	-	2	-	2
Stock-based compensation	-	-	108	-	108
Common stock issued upon conversion of debt and interest	14,041	-	196	-	196
Common stock issued for vested RSUs	6,797	-	-	-	-
Net loss	-	-	-	(1,840)	(1,840)

Balances at June 30, 2018	1,856,962	$2	$40,419	$(39,250)	$1,171

Balance at December 31, 2018	2,103,071	$2	$43,967	$(43,860)	$109

Stock-based compensation	-	-	138	-	138
Relative fair value of shares of restricted common stock issued in connection with notes payable	18,000	-	61	-	61
Sales of common stock and warrants, net of offering costs	230,853	-	2,714	-	2,714
Fair value of shares of common stock issued as financing fees in connection with notes payable	5,600	-	28	-	28
Net loss	-	-	-	(1,989)	(1,989)

Balances at March 31, 2019	2,357,524	$2	$46,908	$(45,849)	$1,061

Common stock issued for services	36,916	-	106	-	106
Stock-based compensation	-	-	137	-	137
Common stock issued upon conversion of debt and interest	100,000	-	300	-	300
Relative fair value of shares of restricted common stock issued in connection with notes payable	74,000	-	173	-	173
Fair value of shares of common stock issued as financing fees in connection with notes payable	10,036	-	28	-	28
Net loss	-	-	-	(1,759)	(1,759)

Balances at June 30, 2019	2,578,476	$2	$47,652	$(47,608)	$46

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(3,748)	$(3,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35	19
Recovery of allowance for doubtful accounts	(11)	-
Common stock, restricted stock units and stock options issued to employees, board of directors and consultants for compensation and services	275	225
Loss on extinguishment of debt	125	294
Change in fair value of contingent consideration	(6)	(19)
Amortization of debt discount	908	534
Amortization of intangible assets	363	315
Changes in operating assets and liabilities, net of acquisition amounts
Accounts receivable	(27)	(219)
Prepaid expense and other current assets	(596)	(331)
Inventories	830	(503)
Operating lease right-of-use asset and liability, net	(14)	-
Accounts payable and accrued expense	301	474
Accrued compensation	201	(677)
Accrued interest payable	33	23
Deferred revenue and customer deposits	(25)	73
Net cash used in operating activities	(1,356)	(3,461)

Cash flows used in investing activities:
Purchase of property and equipment	(16)	(135)
Asset acquisition	(343)	-
Net cash used in investing activities	(359)	(135)

Cash flows from financing activities:
Payments on short-term loans payable	(664)	(58)
Proceeds from short-terms loans payable	1,053	125
Proceeds from notes payable	1,650	1,873
Payments on notes payable	(2,712)	(1,133)
Proceeds from sale of common stock and warrants, net of offering costs	2,714	-
Proceeds from stock option and warrant exercises	-	2,839
Net cash provided by financing activities	2,041	3,646

Net change in cash	326	50

Cash at beginning of period	1,248	1,565

Cash at end of period	$1,574	$1,615

Supplemental disclosures of cash flow information:
Cash paid for interest	$29	$2

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures, notes payable and accrued interest	$300	$167
Relative fair value of common stock issued in connection with notes payable recorded as debt discount	$367	$292
Fair value of common stock issued to consultants for services	$106	$-
Offering costs in connection with warrant exercises included in accounts payable and accrued expense	$-	$181
Cumulative adjustment to accumulated deficit for the fair value of the warrant derivative liability upon adoption of ASU 2017-11 on January 1, 2018	$-	$59
Fair value of common stock issued as financing fees in connection with notes payable recorded as debt discount	$56	$123

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

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

The Company’s business model leverages its ability to (a) develop and build its current pipeline of proprietary products, and (b) to also acquire outright or in-license commercial products that are supported by scientific and/or clinical evidence, place them through the Company’s existing supply chain, retail and on-line (including our Amazon®, eBay®, Wish.com®, Walmart.com®, and Walgreens.com® on-line stores and other e-commerce business platforms) channels to tap new markets and drive demand for such products and to establish physician relationships. The Company currently sells its products direct to consumer primarily in the United States and Canada and sells to international commercial partners in multiple countries around the world.

Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the period ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019, or for any future period.

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

Liquidity

The Company’s operations have been financed primarily through proceeds from convertible debentures and notes payable, sales of its common stock and revenue generated from its products domestically and internationally through the Company’s marketing platform and by its partners. These funds have provided Innovus with the resources to operate its business, sell and support its products, attract and retain key personnel and add new products to the Company’s portfolio. The Company has experienced net losses and negative cash flows from operations each year since its inception. As of June 30, 2019, the Company had an accumulated deficit of $47.6 million and a working capital deficit of $2.4 million.

As of June 30, 2019, we had $1.6 million in cash and $0.7 million held by merchant processors reported in other current assets for a total of $2.3 million and as of August 9, 2019 we had $1.5 million in cash and $0.6 million held by merchant processors. During the six months ended June 30, 2019, we had net cash used in operating activities of $1.4 million. We expect that our existing capital resources, together with revenue from sales of our products and upcoming sales milestone payments from the commercial partners signed for our products, will be sufficient to allow us to continue our operations, commence the product development process and launch selected products through at least the next 12 months.

In addition, our CEO, who is also a significant shareholder, has deferred the remaining payment of his salary earned through June 30, 2016, with a current balance totaling $1.0 million, and has agreed to refrain from receipt of any funds which may jeopardize the ability of the Company to operate. During 2019, the Company has paid the CEO approximately $195,000 of the deferred salary balance. Our actual needs will depend on numerous factors, including timing of introducing our new products to the marketplace, our ability to attract additional international distributors for our products and our ability to in-license in non-partnered territories and/or develop new product candidates. Although no assurances can be given, we currently intend to raise additional capital through the sale of debt or equity securities to provide additional working capital, pay for further expansion and development of our business, and to meet current obligations. Such capital may not be available to us when we need it or on terms acceptable to us, if at all.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30-90 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. The estimated reserve for sales returns and allowances, which is included in accounts payable and accrued expense, was approximately $191,000 and $194,000 at June 30, 2019 and December 31, 2018, respectively.

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

Advertising Expense

Advertising costs, which primarily includes print and online media advertisements, are expensed as incurred and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. Advertising costs were approximately $2.1 million and $4.5 million and $4.1 million and $7.2 million for the three and six months ended June 30, 2019 and 2018, respectively.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and vested but deferred RSUs during the period presented. Diluted net loss per share is computed using the weighted average number of common shares outstanding and vested plus deferred RSUs during the periods plus the effect of dilutive securities outstanding during the periods. For the three and six months ended June 30, 2019 and 2018, basic net loss per share is the same as diluted net loss per share as a result of our common stock equivalents being anti-dilutive.  See Note 7 for more details.

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

The following table summarizes the impact of Topic 842 on our condensed consolidated balance sheet upon adoption on January 1, 2019 (in thousands):

January 1, 2019
(unaudited
	Pre-adoption	Adoption Impact	Post-adoption
Assets
Operating lease right-of-use asset	$ -	$ 675	$ 675
Total assets	$ -	$ 675	$ 675
Liabilities and Stockholders' Equity
Accrued Liabilities	$ -	$ 140	$ 140
Deferred Rent	181	$ (181)	-
Operating lease liabilities, net of current portion	-	$ 716	716
Total liabilities and stockholders' equity	$ 181	$ 675	$ 856

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

The following is a table that presents product sales, net by geographical area:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
United States	$4,690	$5,919	$9,199	$10,103
Canada	1,693	892	2,369	1,246
All Other	211	159	215	163
Product sales, net	$6,594	$6,970	$11,783	$11,512

All Other consists of Europe, Australia, Asia, and the Middle East.

Contract Balances

We do not have any contract assets such as work-in-process but do have certain contract liabilities such as customer advances for product sales under its license agreements. As of June 30, 2019, we had customer advances totaling $35,000 included in deferred revenue and customer deposits in the accompanying condensed consolidated balance sheet for advance payments on the future sale of Zestra® and Zestra Glide® products to Sothema under their license agreement.

NOTE 3 – BUSINESS AND ASSET ACQUISITIONS

Acquisition of Prime Consultants, LLC Assets

On January 1, 2019, the Company entered into an Asset Purchase Agreement, pursuant to which the Company acquired substantially all of the assets of Prime Consultants, LLC (“Prime Consultants”) in exchange for $343,000 in cash. The assets acquired include the established Amazon seller platform and inventory totaling $313,000. Prime Consultants is an e-commerce business with sales of products primarily through the Amazon® platform which generated $2.4 million in sales in 2018. The Company recorded intangible assets totaling $30,000.  The Company believes this business complements its existing business while providing an additional sales platform to add to the Company's existing revenue channels.

Acquisition of Novalere in 2015

On February 5, 2015, the Company acquired the worldwide rights to market and sell the FlutiCare® brand (fluticasone propionate nasal spray) and the related third-party manufacturing agreement for the manufacturing of FlutiCare® (“Acquisition Manufacturer”) from Novalere FP. The OTC ANDA for fluticasone propionate nasal spray was filed at the end of 2014 by our third-party manufacturer and partner, who is currently selling the prescription version of the drug, with the FDA and the OTC ANDA was approved in April 2019. An ANDA is an application for a U.S. generic drug approval for an existing licensed medication or approved drug. A prescription ANDA (“RX ANDA”) is for a generic version of a prescription pharmaceutical and an OTC ANDA is for a generic version of an OTC pharmaceutical.

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

The Novalere Stockholders are entitled to receive, if and when earned, earn-out payments (“Earn-Out Payments”). For every $5.0 million in net revenue realized from the sales of FlutiCare® through the manufacturing agreement with the Acquisition Manufacturer, the Novalere's stockholders will be entitled to receive, on a pro rata basis, $500,000, subject to cumulative maximum earn-out payments of $2.5 million. The Novalere's stockholders are only entitled to the earn-out payments from the Acquisition Manufacturer’s OTC ANDA under review by the FDA and have no earn-out rights to the sales of FlutiCare® supplied by WWPIL under the commercial agreement entered into in May 2017. As of June 30, 2019, there were no earn-out payments accrued for or paid to the Novalere's stockholders.

During the three and six months ended June 30, 2019 and 2018, there was an (decrease) increase in the estimated fair value of the remaining 1,323 ANDA consideration shares totaling $(4,000) and $(1,000) and $(6,000) and $3,000, respectively, which is included in fair value adjustment for contingent consideration in the accompanying condensed consolidated statements of operations. The fair value of the contingent consideration was $1.3 million and $1.3 million as of June 30, 2019 and December 31, 2018, respectively.

NOTE 4 – INVENTORY

Inventories consist of the following:

	June 30,	December 31,
	2019	2018
Raw materials and supplies	$240	$238
Work in process	4	96
Finished goods	1,609	2,036
Total	$1,853	$2,370

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Amortizable intangible assets consist of the following:

	June 30, 2019
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$684	$(223)	$461	7 – 15
Customer Contracts	625	(345)	280	10
Sensum+® License (from CRI)	234	(142)	92	10
Vesele® Trademark	25	(15)	10	8
Beyond Human® Website and Trade Name	222	(131)	91	5 – 10
Novalere Manufacturing Contract	4,681	(2,058)	2,623	10
Other Beyond Human® Intangible Assets	5	(5)	-	1 – 3
Total	$6,476	$(2,919)	$3,557

	December 31, 2018
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$654	$(161)	$493	7 – 15
Customer Contracts	625	(311)	314	10
Sensum+® License (from CRI)	234	(131)	103	10
Vesele® Trademark	25	(12)	13	8
Beyond Human® Website and Trade Name	222	(112)	110	5 – 10
Novalere Manufacturing Contract	4,681	(1,824)	2,857	10
Other Beyond Human® Intangible Assets	5	(5)	-	1 – 3
Total	$6,446	$(2,556)	$3,890

Amortization expense for the three and six months ended June 30, 2019 and 2018 was $179,000 and $157,000 and $363,000 and $315,000, respectively. The following table summarizes the approximate expected future amortization expense as of June 30, 2019 for intangible assets:

Remainder of 2019	$357
2020	714
2021	657
2022	614
2023	578
Thereafter	637
Total Amortization Expense	$3,557

NOTE 6 – NOTES PAYABLE AND SHORT-TERM LOANS PAYABLE

Notes Payable

The following table summarizes the outstanding notes payable at June 30, 2019 and December 31, 2018:

	2019	2018
Notes payable:
January and March 2018 Notes Payable	$-	$112
February and March 2018 5% Notes Payable	-	250
July 2018 5% Notes Payable	-	550
August 2018 Notes Payable	200	800
September 2018 5% Notes Payable	117	390
October 2018 5% Notes Payable	375	550
November and December 2018 Notes Payable	668	1,429
March 2019 Note Payable	375	-
April 2019 Notes Payable	940	-
May 2019 Note Payable	459	-
Total notes payable	3,134	4,081
Less: Debt discount	(813)	(1,008)
Carrying value	2,321	3,073
Less: Current portion	(2,321)	(3,073)
Notes payable, net of current portion	$-	$-

The following table summarizes the future minimum payments as of June 30, 2019 for the notes payable:

Remainder of 2019	$1,993
2020	1,141
$3,134

March 2019 Note Payable

On March 27, 2019, we entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $400,000 pursuant to a 0% promissory note ("March 2019 Note Payable"). The note has an Original Issue Discount ("OID") of $100,000 and requires payments of $47,000 in principal per month through March 2020.

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

April 2019 Notes Payable

On April 8, 2019, we entered into two securities purchase agreements with unrelated third-party investors in which the investors purchased 5% promissory notes, resulting in gross proceeds to us of $850,000 (“April 2019 Notes Payable”). The notes have an OID of $90,000 and require payment of principal and interest of $140,000 in October 2019, $704,000 in January 2020, and $132,000 in April 2020.

In connection with the April 2019 Notes Payable, we issued the investors restricted shares of common stock totaling 98,334 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the April 2019 Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $318,000 in April 2019. The discount is being amortized to interest expense using the effective interest method over the term of the April 2019 Notes Payable.

October 2018 5% Notes Payable

In April 2019, the Company elected to settle a portion of the outstanding principal and interest balance of $175,000 due in connection with certain 5% promissory notes issued by the Company in October 2018 ("October 2018 5% Notes Payable") in exchange for 100,000 shares of common stock.  The fair value of the shares of common stock issued was based on the market price of the Company's common stock on the date of the securities exchange agreement and was determined to be $300,000.  Due to the settlement of the principal and interest balance of $175,000 into shares of common stock, the transaction was recorded as a debt extinguishment and the fair value of the shares of common stock issued in excess of the settled principal and interest balance totaling $125,000 was recorded as a loss on debt extinguishment in the accompanying condensed consolidated statement of operations.

May 2019 Note Payable

On May 13, 2019, we entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $400,000 pursuant to a 0% promissory note (“May 2019 Note Payable”). The note has an Original Issue Discount (“OID”) of $100,000 and requires payments of $42,000 in principal per month through May 2020.

In connection with the May 2019 Note Payable, we issued the investor restricted shares of common stock totaling 34,000 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the May 2019 Note Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $178,000 in May 2019. In connection with the financing, we issued 10,036 restricted shares of common stock in May 2019 to a third-party consultant. The fair value of the restricted shares of common stock issued of $28,000 was recorded as a debt discount to the carrying value of the notes payable. The discount is being amortized to interest expense using the effective interest method over the term of the May 2019 Note Payable.

Interest Expense

We recognized interest expense on notes payable of $18,000 and $21,000 and $35,000 and $34,000 for the three and six months ended June 30, 2019 and 2018, respectively. Amortization of the debt discount to interest expense during the three and six months ended June 30, 2019 and 2018 totaled $447,000 and $305,000 and $908,000 and $534,000, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Issuances of Common Stock

Private Placement

On January 3, 2019, we completed a sale of common stock and warrants under a Securities Purchase Agreement with an accredited investor (the "Investor"). The gross proceeds to us from the offering were $3.2 million before underwriting discounts and commissions and other offering expenses ($2.7 million of net proceeds after underwriting discounts, commissions and expenses of H.C. Wainwright & Co., LLC ("HCW"), the Company's sole placement agent).

Under the terms of the Securities Purchase Agreement, the Company completed the sale of common stock and warrants under a Securities Purchase Agreement with an accredited investor (the “Investor”), pursuant to which the Company sold an aggregate of 431,490 units (“Units”) for $7.35 per unit, with each Unit consisting of (i) one share of the Company’s common stock (“Shares”), (ii) one warrant to purchase one share of common stock at an exercise price of $7.35 per share (“Series A Warrant”), and (iii) one warrant to purchase one share of common stock at an exercise price of $8.40 per share (“Series B Warrant”) (the “Private Placement”); provided, however, that in order to ensure that the Investor’s beneficial ownership did not exceed 9.99% of the outstanding shares of Common Stock, the Investor elected to exercise its right to purchase 200,637 prefunded warrants (“Series C Warrants”) in lieu of the issuance of Shares to the Investor, which Series C Warrants have a nominal exercise price of $0.105 per share. In addition, the Company issued Series B Warrants to purchase 32,362 shares of common stock, an amount equal to 7.5% of the aggregate number of Shares, including Series C Warrants, sold in the Private Placement, at an exercise price of $9.19 per share to the designees of HCW, the Company’s sole placement agent, as compensation for its services in connection with the Private Placement. The fair value of the warrants issued to HCW totaled $221,000 and was determined using Black-Scholes. The fair value of the warrants was recorded as an offering cost but has no net impact to additional paid-in-capital in stockholders' equity in the accompanying consolidated balance sheet.

Other Stock Issuances and Related Stock-Based Compensation

In connection with the March 2019 Notes Payable, we issued 18,000 restricted shares of common stock in March 2019 and 5,600 restricted shares of common stock in March 2019 to a third-party consultant. The fair value of the restricted shares of common stock issued of $118,000 was recorded as a debt discount to the carrying value of the notes payable in March 2019 (see Note 6).

In April 2019, the Company entered into two securities purchase agreements relating to the April 2019 Notes Payable upon which the Company issued the investors 98,334 restricted shares of common stock.  The fair value of the restricted shares of common stock issued of $300,000 was recorded as a debt discount to the carrying value of the notes payable in April 2019 (see Note 6).

In May 2019, we entered into a securities purchase agreements relating to the May 2019 Note Payable upon which the Company issued the investors 34,000 restricted shares of common stock.  The fair value of the restricted shares of common stock issued of $93,000 was recorded as a debt discount to the carrying value of the notes payable in May 2019. In connection with the May 2019 Notes Payable, the Company also issued 10,036 restricted shares of common stock in May 2019 to a third-party consultant.  The fair value of the restricted share of common stock issued of $28,000 was recorded as a debt discount to the carrying value of the notes payable in May 2019 (see Note 6).

During the three and six months ended June 30, 2019, we issued 36,916 shares of restricted common stock for services and recorded an expense of $106,000 for the three and six months ended June 30, 2019, which is included in general and administrative expense in the accompanying condensed consolidated statement of operations. The 36,916 shares of common stock vested on the date of issuance and the fair value of the shares of common stock issued was based on the market price of our common stock on the date of vesting.

2013 Equity Incentive Plan

We have issued common stock, restricted stock units and stock option awards to employees, non-executive directors and outside consultants under the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by our Board of Directors in February of 2013. The 2013 Plan allows for the issuance of up to 95,268 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. As of June 30, 2019, there were no shares available under the 2013 Plan.

2014 Equity Incentive Plan

We have issued common stock, restricted stock units and stock options to employees, non-executive directors and outside consultants under the 2014 Equity Incentive Plan (“2014 Plan”), which was approved by our Board of Directors in November 2014. The 2014 Plan allows for the issuance of up to 190,477 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. As of June 30, 2019, there were no shares available under the 2014 Plan.

2016 Equity Incentive Plan

On March 21, 2016, our Board of Directors approved the adoption of the 2016 Equity Incentive Plan and on October 20, 2016 adopted the Amended and Restated 2016 Equity Incentive Plan (“2016 Plan”). The 2016 Plan was then approved by our stockholders in November 2016. The 2016 Plan allows for the issuance of up to 190,477 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The 2016 Plan includes an evergreen provision in which the number of shares of common stock authorized for issuance and available for future grants under the 2016 Plan will be increased each January 1 after the effective date of the 2016 Plan by a number of shares of common stock equal to the lesser of: (a) 4% of the number of shares of common stock issued and outstanding on a fully-diluted basis as of the close of business on the immediately preceding December 31, or (b) a number of shares of common stock set by our Board of Directors. In April 2019, our Board of Directors approved an increase of 84,051 shares of common stock to the shares authorized under the 2016 Plan in accordance with the evergreen provision in the 2016 Plan. As of June 30, 2019, 211,453 shares were available under the 2016 Plan.

2019 Equity Incentive Plan

On April 16, 2019, our Board of Directors approved the adoption of the 2019 Equity Incentive Plan (“2019 Plan”). The 2019 Plan was then approved by our stockholders in May 2019. The 2019 Plan allows for the issuance of up to 400,000 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The 2019 Plan includes an evergreen provision in which the number of shares of common stock authorized for issuance and available for future grants under the 2019 Plan will be increased each January 1 after the effective date of the 2019 Plan by a number of shares of common stock equal to the lesser of: (a) 4% of the number of shares of common stock issued and outstanding on a fully-diluted basis as of the close of business on the immediately preceding December 31, or (b) a number of shares of common stock set by our Board of Directors. As of June 30, 2019, 400,000 shares were available under the 2019 Plan.

Stock Options

For the six months ended June 30, 2019 and 2018, the following weighted average assumptions were utilized for the calculation of the fair value of the stock options granted during the period using Black-Scholes:

	2019	2018
Expected life (in years)	3.7	6.25
Expected volatility	198.7%	201.3%
Average risk-free interest rate	2.82%	2.79%
Dividend yield	0%	0%
Grant date fair value	$3.51	$0.06

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

The following table summarizes the number of stock options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2018	4,498	$14.63	9.2	$190
Granted	174	3.71	-	-
Exercised	-	-	-	-
Cancelled	(1,099)	(14.96)	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2019	3,573	$14.00	8.8	$-

Vested and Expected to Vest at June 30, 2019	3,573	$14.00	8.8	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding stock options and the quoted price of our common stock at June 30, 2019.  During the three and six months ended June 30, 2019 and 2018, we recognized stock-based compensation from stock options of $2,000 and $1,000 and $5,000 and $4,000, respectively. As of June 30, 2019, compensation expense related to unvested options not yet recognized in the condensed consolidated statement of operations was approximately $50,000 and will be recognized over a remaining weighted-average term of 8.8 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three months ended June 30, 2019:

Restricted Stock Units
Outstanding at December 31, 2018	175,765
Granted	13,007
Exchanged	-
Cancelled	-
Outstanding at June 30, 2019	188,772

Vested at June 30, 2019	131,651

The vested restricted stock units at June 30, 2019 have not settled and are not showing as issued and outstanding shares of the Company but are considered outstanding for earnings per share calculations. Settlement of these vested restricted stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of us, or (iii) 10 years from date of issuance. Settlement of vested restricted stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the board of directors and is subject to certain criteria having been fulfilled by the recipient.

We calculate the fair value of the restricted stock units based upon the quoted market value of the common stock at the date of grant. The grant date fair value of restricted stock units issued during the three and six months ended June 30, 2019 was $24,000 and $84,000, respectively. For the three and six months ended June 30, 2019 and 2018, we recognized $135,000 and $105,000 and $270,000 and $197,000, respectively, of stock-based compensation expense for the vested units. As of June 30, 2019, compensation expense related to unvested shares not yet recognized in the condensed consolidated statement of operations was approximately $636,000 and will be recognized over a remaining weighted-average term of 1.8 years.

Warrants

In January 2015, we issued 2,381 warrants with an exercise price of $31.50 per share to a former executive in connection with the January 2015 debenture. The warrants expire on January 21, 2020. The warrants contain anti-dilution protection, including protection upon dilutive issuances. In connection with the convertible debentures issued in 2015, the exercise price of these warrants was reduced to $9.45 per share and an additional 5,588 warrants were issued per the anti-dilution protection afforded in the warrant agreement during the year ended December 31, 2015. Warrants to purchase 7,969 shares of common stock remain outstanding as of June 30, 2019.

In connection with the convertible debentures in 2015, we issued warrants with an exercise price of $31.50 per share and expiration in 2020 to investors and placement agents. Warrants to purchase 7,379 shares of common stock remain outstanding as of June 30, 2019.

In connection with the convertible debentures in 2016, we issued warrants to the investors and placement agents with an exercise price of $42.00 per share and expire in 2021. Warrants to purchase 40,201 shares of common stock remain outstanding as of June 30, 2019.

In connection with the public equity offering in March 2017, we issued Series A Warrants to purchase 244,455 shares of common stock at $15.75 per share and Series B Warrants to purchase 244,455 shares of common stock at $15.75 per share. The Series A Warrants expire in 2022. During 2018, certain investors elected to exercise 180,247 Series B Warrants and 953 Series A Warrants and the remaining Series B Warrants expired in March 2018. We also issued warrants to purchase 12,223 shares of common stock to our placement agent with an exercise price of $19.69 per share and expire in 2022, as well as in March 2018 we issued our placement agent warrants to purchase 8,219 shares of common stock with an exercise price of $19.69 per share and expire in 2023 in connection with the Series B Warrants exercised. Warrants to purchase 263,944 shares of common stock remain outstanding as of June 30, 2019.

In connection with the public equity offering in January 2019, we issued Series A Warrants to purchase 431,490 shares of common stock at $7.35 per share, Series B Warrants to purchase 431,490 shares of common stock at $8.40 per share and Series C Warrants to purchase 200,637 shares of common stock at $7.35 per share. The Series A and B Warrants expire in 2020 and 2024 respectively. The Series C Warrants were prefunded and have a nominal exercise price of $0.105 per share. We also issued warrants to purchase 32,362 shares of common stock to our placement agent with an exercise price of $9.19 per share and expire in 2024. Warrants to purchase 1,095,979 shares of common stock remain outstanding as of June 30, 2019.

For the six months ended June 30, 2019, the following weighted average assumptions were utilized for the calculation of the fair value of the warrants issued during the period using Black-Scholes:

2019
Expected life (in years)	3.9
Expected volatility	147.1%
Average risk-free interest rate	2.40%
Dividend yield	0%

At June 30, 2019, there are 1,415,472 fully vested warrants outstanding. The weighted average exercise price of outstanding warrants at June 30, 2019 is $10.46 per share, the weighted average remaining contractual term is 3.25 years and the aggregate intrinsic value of the outstanding warrants is $284,000.

Net Loss per Share

Restricted stock units that are vested but which the issuance and delivery of the shares are deferred until the employee or director resigns are included in the basic and diluted net loss per share calculations.

The weighted average shares of common stock outstanding used in the basic and diluted net loss per share calculation for the three and six months ended June 30, 2019 and 2018 was 2,536,530 and 1,851,910 and 2,432,338 and 1,768,635, respectively.

The weighted average restricted stock units vested but which issuance of the common stock is deferred until there is a change in control, a specified date in the agreement or the employee or director resigns which were used in the basic and diluted net loss per share calculation for the three and six months ended June 30, 2019 and 2018 was 123,905 and 101,490 and 120,874 and 98,703, respectively.

The following table shows the anti-dilutive shares excluded from the calculation of basic and diluted net loss per common share as of June 30, 2019 and 2018:

	As of June 30,
	2019	2018
Gross number of shares excluded:
Restricted stock units – unvested	57,121	65,366
Stock options	3,573	2,591
Warrants	1,415,472	313,496
Total	1,476,166	381,453

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In May 2017, we entered into a commercial agreement with WWPIL, a wholly-owned subsidiary of Hikma Pharmaceuticals PLC (“Hikma”) (LSE: HIK) (NASDAQ Dubai: HIK) (OTC: HKMPY). Pursuant to the commercial agreement, WWPIL provided us with the rights to launch our branded, fluticasone propionate nasal spray USP, 50 mcg per spray (FlutiCare®), under WWPIL’s FDA approved ANDA No. 207957 in the U.S. in mid-November 2017. The initial term of the commercial agreement is for two years, and upon expiration of the initial term, the agreement will automatically renew for subsequent one-year terms unless either party notifies the other party in writing of its desire not to renew at least 90 days prior to the end of the then current term. The agreement requires us to meet certain minimum product batch purchase requirements in order for the agreement to continue to be in effect. We have met the minimum product batch purchase requirements through August 2019.

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

As of June 30, 2019, the maturities of our operating lease were as follows (in thousands):

Remaining Lease Payments
2019	$ 130
2020	267
2021	274
2022	282
2023	94
Total remaining lease payments	1,047
Less: imputed interest	(258)
Total operating lease liabilities	789
Less: current portion	(155)
Long-term operating lease liabilities	634
Weighted-average remaining lease term	4 years
Weighted-average discount rate	15%

The components of our lease costs included in our condensed consolidated statement of operations consist of operating lease costs of $115,000. Operating lease costs consist of the fixed lease payments included in our operating lease liability and are recorded on a straight-line basis over the lease term.

Litigation

James L. Yeager, Ph.D., and Midwest Research Laboratories, LLC v. lnnovus Pharmaceuticals, Inc. On January 18, 2018, Dr. Yeager and Midwest Research Laboratories (the "Plaintiffs") filed a complaint in the Illinois Northern District Court in Chicago, Illinois, which Plaintiffs amended on February 26, 2018 ("Amended Complaint''). The Amended Complaint alleges that the Company violated Dr. Yeager's right of publicity and made unauthorized use of his name, likeness and identity in advertising materials for its product Sensum+®. Plaintiffs seek actual and punitive damages, costs and attorney's fees, an injunction and corrective advertising. In October 2018, we filed a motion to dismiss the action. In February 2019, the Judge in the Illinois action issued a ruling invalidating some of Plaintiff’s causes of action, while accepting others and the case continues in that jurisdiction. The parties are currently engaged in discovery.

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

Marin County District Attorney’s Letter. On August 24, 2018, the Company received a letter from the Marin County District Attorney's Office requesting substantiation for certain advertising claims made for certain of the Company's products, DiabaSens®, and Apeaz® that were marketed and sold to customers in that County. The Marin County District Attorney's Office is part of a larger ten county Northern California Task Force of district attorneys to handle customer protection matters. In November 2018, the Company responded through its regulatory attorneys to the Marin County’s District Attorney’s letter. In March 2019, the Company heard back from the Marin County District Attorney.  In April 2019, the Company responded to the letter and in June 2019 the Company met with the Northern California Task Force. The Company is currently responding to additional due diligence requests from the Marin County District Attorney's office.

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

NOTE 9 – SUBSEQUENT EVENTS

In July 2019, the Company issued 26,000 shares of common stock to two vendors in exchange for services rendered.

In July 2019, the Company entered into an Amendment to the Promissory Note Agreement relating to the October 2018 5% Note Payable to extend the maturity date to October 1, 2019 in exchange for the future issuance of 60,000 restricted shares of common stock.

On August 8, 2019, the Company entered into a non-secured promissory note agreement with an unrelated investor in which the investor loaned the Company gross proceeds of $1 million in consideration for the issuance of a 10% promissory note.  The note requires repayment of principal by February 29, 2020.

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

Our business model leverages our ability to (a) develop and build our current pipeline of proprietary products, and (b) to also acquire outright or in-license commercial products that are supported by scientific and/or clinical evidence, place them through our existing supply chain, retail and on-line (including our Amazon®, eBay®, Wish.com®, Sears.com®, Walmart.com®, and Walgreens.com® on-line stores and other e-commerce business platforms) channels to tap new markets and drive demand for such products and to establish physician relationships.

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

Our Products

Marketed Products

We currently market and sell over 35 products in the U.S. and more than 10 in multiple countries around the world through our 12 international commercial partners. The following represents the core products:

1.	Vesele®
2.	UriVarx®
3.	FlutiCare®
4.	Apeaz®
5.	Diabasens®
6.	Prostagorx®
7.	Sensum+®

In addition, we currently expect to launch in the U.S. the following products in 2019 and/or 2020, subject to the applicable regulatory approvals, if required:

1.	Trexar™ is a supplement that provides neuropathy support and enhanced sensation (third quarter of 2019);
2.

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

3.

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

4.	Octiq™ is an expected FDA ophthalmic OTC monograph compliant product for the treatment of eye redness and eye lubrication (late 2019/early 2020); and
5.	Regoxidine™ is an ANDA approved 5% Minoxidil foam for men and women for hair growth on the top of the scalp (second half 2019).

We currently expect potential supply interruption of Fluticare from its supplier for the coming 90-180 days based on inventory availability.

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

E-Commerce

We have an extensive on-line media channel through our Amazon®, NewEgg®, Walmart.com®, eBay®, Wish.com®, and Walgreens.com® sites, in addition to our own InnovusPharma.com site along with sites for each of our products individually.  Our expertise allows us to successfully drive product sales through proper marketing campaigns through third-party sites as well as through email marketing campaigns to increase traffic to our own sites. Additionally, we have recognized that maintaining a proper e-commerce presence allows those customers who read our advertisements in the newspapers and magazine or receive our direct mail another avenue to purchase products.

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

Results of Operations for the Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Increase (Decrease)	% Increase (Decrease)
Net revenue:
Product sales, net	$ 6,594	$ 6,970	$ (376)	(5.4)%
Service revenue	56	156	(100)	64.1%
Cooperative marketing revenue	91	183	(92)	50.3%
License revenue	107	3	-	-%
Net revenue	6,848	7,312	(464)	(6.3)%

Cost of product sales	2,356	1,339	1,017	76.0%
Gross Profit	4,492	5,973	(1,481)	(24.8)%

Operating expense:
Research and development	91	23	68	295.7%
Sales and marketing	2,858	5,529	(2,671)	(48.3)%
General and administrative	2,724	1,919	805	41.9%
Total operating expense	5,673	7,471	(1,798)	(24.1)%

Loss from operations	(1,181)	(1,498)	317	21.2%

Other income (expense):
Interest expense	(486)	(326)	(160)	(49.1)%
Loss on extinguishment of debt	(125)	(38)	(87)	(228.9)%
Other income (expense), net	29	-	29	(100.0)%
Fair value adjustment for contingent consideration	4	22	(18)	81.8%
Total other expense, net	(578)	(342)	(236)	(69.0)%

Net loss	$ (1,759)	$ (1,840)	$ 81	4.4%

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Increase (Decrease)	% Increase (Decrease)
Net revenue:
Product sales, net	$ 11,783	$ 11,512	$ 271	2.4%
Service revenue	156	$ 156	-	-%
Cooperative marketing revenue	162	$ 184	(22)	12.0%
License revenue	110	$ 5	-	-%
Net revenue	12,211	11,857	354	3.0%

Cost of product sales	4,134	2,203	1,931	87.7%
Gross Profit	8,077	9,654	(1,577)	(16.3)%

Operating expense:
Research and development	148	34	114	335.3%
Sales and marketing	5,453	8,831	(3,378)	(38.3)%
General and administrative	5,158	3,615	1,543	42.7%
Total operating expense	10,759	12,480	(1,721)	(13.8)%

Loss from operations	(2,682)	(2,826)	144	5.1%

Other income (expense):
Interest expense	(976)	(568)	(408)	(71.8)%
Loss on extinguishment of debt	(125)	(294)	169	57.5%
Other income (expense), net	29	-	29	(100.0)%
Fair value adjustment for contingent consideration	6	19	(13)	68.4%
Total other expense, net	(1,066)	(843)	(223)	(26.5)%

Net loss	$ (3,748)	$ (3,669)	$ (79)	(2.2)%

Net Revenue

We recognized net revenue of approximately $6.8 million and $7.3 million and $12.2 million and $11.9 million for the three and six months ended June 30, 2019 and 2018, respectively. The decrease in net revenue for the three months ended June 30, 2019 compared with the three months ended June 30, 2018 is due to our focus on being more selective of the marketing media utilized which has reduced the overall net sales but has resulted in improved marketing efficiency for the period. The increase in net revenue for the six months ended June 30, 2019 compared with the six months ended June 30, 2018 was primarily the result of the addition of the Supplement Hunt and Prime Savings Club platforms, which were acquired in December 2018 and January 2019, respectively. During 2019, we focused on increasing revenues from e-commerce channels to continue to diversify our revenue channels.  During 2019, e-commerce sales represented approximately 30% of total net revenue.  During the three and six months ended June 30, 2019 and 2018, we shipped 201,164 and 165,116 units and 364,855 and 248,989 units of our core products, respectively.

Cost of Product Sales

We recognized cost of product sales of approximately $2.4 million and $1.3 million and $4.1 million and $2.2 million for the three and six months ended June 30, 2019 and 2018, respectively. The cost of product sales includes the cost of inventory, internal and third-party shipping and warehouse costs, royalties and salaries and benefits for our warehouse employees. The increase in cost of product sales is a result of higher shipping and fulfillment costs relating to our Supplement Hunt entity, for which we currently utilize the services of a third-party fulfillment company, and higher costs of products in the Prime Savings Club entity due to a more diverse product mix. The decrease in the gross margin to 66.1% in 2019 compared to 81.4% in 2018 is due to the increase in e-commerce revenues as a percentage of total revenues during the current period, which generate lower gross margins due to pricing competition, as well as an increase in the cost of shipping and fulfillment especially related to Supplement Hunt and Prime Savings Club, which have products that are costlier to ship due to their size and weight.

Research and Development

We recognized research and development expense of approximately $91,000 and $23,000 and $148,000 and $34,000 for the three and six months ended June 30, 2019 and 2018, respectively. Research and development expense includes costs for stability testing, clinical trials of certain products and other development related costs for our products.

Sales and Marketing

We recognized sales and marketing expense of approximately $2.9 million and $5.5 million and $5.5 million and $8.8 million for the three and six months ended June 30, 2019 and 2018, respectively. Sales and marketing expense consists primarily of print advertisements and sales and marketing support. The decrease in the sales and marketing expense is a direct result of the increased focus on e-commerce channels which do not require as large of upfront marketing costs as the traditional direct-to-consumer channel requires. Additionally, we have focused marketing efforts in the traditional direct-to-consumer channel to those that have experienced lower cost of customer acquisition.

General and Administrative

We recognized general and administrative expense of approximately $2.7 million and $1.9 million and $5.2 million and $3.6 million for the three and six months ended June 30, 2019 and 2018, respectively. The increase in general and administrative expense is directly related to the increase in employee headcount, especially management level employees, from approximately ten employees as of June 30, 2018 to 21 employees as of June 30, 2019.  General and administrative expense consists primarily of investor relation expense, legal, accounting, public reporting costs and other infrastructure expense related to the launch of our products. Additionally, our general and administrative expense includes professional fees, insurance premiums and general corporate expense.

Other Income and Expense

We recognized interest expense of approximately $486,000 and $326,000 and $976,000 and $568,000 for the three and six months ended June 30, 2019 and 2018, respectively. Interest expense primarily includes interest related to our debt and amortization of debt discounts (see Note 6 to the accompanying condensed consolidated financial statements). Due to the shares and cash discounts provided to our lenders, the effective interest rate is significantly higher than the coupon rate. The increase in interest expense in 2019 is due to the larger amount of debt discount amortization in 2019 compared to 2018 as a result of the note payable financings completed in both 2018 and 2019.

We recognized a loss on extinguishment of debt of approximately $125,000 and $38,000 and $125,000 and $294,000 during the three and six months ended June 30, 2019 and 2018, respectively. The loss on debt extinguishment in 2019 was the result of securities exchange agreement entered in with a note holder in May 2019. In exchange for the issuance of 100,000 shares of common stock with a fair value of $300,000, we settled a principal and interest balance of $175,000 with the note holder. The loss on debt extinguishment in 2018 was the result of the securities exchange agreement entered into with certain note payable holders. In exchange for the issuance of 35,470 shares of common stock with a fair value of approximately $581,000, we settled the principal balance totaling $332,000 with the noteholders. The remaining loss on debt extinguishment was the write off of the remaining unamortized debt discount as of the date of settlement.

Net Loss

Net loss for the three and six months ended June 30, 2019 was approximately $1.8 million or $0.66 basic and diluted net loss per share and $3.7 million or $1.47 basic and diluted net loss per share, respectively, compared to a net loss of $1.8 million or $0.94 basic and diluted net loss per share and $3.7 million or $1.96 basic and diluted net loss per share for the three and six months ended June 30, 2018, respectively.

Liquidity and Capital Resources

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments. Combined with revenue, these funds have provided us with the capital to operate our business, to sell and support our products, attract and retain key personnel, and add new products to our portfolio. To date, we have experienced net losses each year since our inception. As of June 30, 2019, we had an accumulated deficit of $47.6 million and working capital deficit of $2.4 million.

As of June 30, 2019, we had approximately $1.6 million in cash and $0.7 million held by merchant processors reported in other current assets for a total of $2.3 million and as of August 9, 2019 we had approximately $1.6 million in cash and $0.5 million held by merchant processors for a total of $2.1 million. Although no assurances can be given, we currently plan to raise additional capital through the sale of equity or debt securities. We expect, however, that our existing capital resources, revenue from sales of our products and upcoming new product launches and sales milestone payments from the commercial partners signed for our products, and equity instruments available to pay certain vendors and consultants, will be sufficient to allow us to continue our operations, commence the product development process and launch selected products through at least the next 12 months. In addition, our CEO, who is also a significant shareholder, has deferred the remaining payment of his salary earned through June 30, 2016 totaling $1.0 million for at least the next 12 months if such receipt would jeopardize the ability of the Company to operate.

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

The Company’s principle debt instruments include the following:

August 2018 Notes Payable

In August 2018, we entered into securities purchase agreements with two unrelated third-party investors, pursuant to which the investors loaned us gross proceeds of $1,000,000 pursuant to 0% promissory notes (“August 2018 Notes Payable”). The August 2018 Notes Payable have an OID of $200,000 and require twelve payments of $100,000 in principal per month through August 2019. The August 2018 Notes Payable bear no interest per annum. In connection with the August 2018 Notes Payable, we issued the investors restricted shares of common stock totaling 1,000,000 shares. The remaining principal balance under these notes was $200,000 at June 30, 2019.

September 2018 5% Notes Payable

In September 2018, we entered into a promissory note agreement and a securities purchase agreement with an unrelated third-party investor, pursuant to which the investor loaned us gross proceeds of $350,000 pursuant to 5% promissory notes (“September 2018 5% Notes Payable”). The September 2018 5% Notes Payable have an OID of $40,000 and require aggregate payments of $390,000 in principal. The September 2018 5% Notes Payable bear interest at the rate of 5% per annum and the principal amount and accrued interest are payable in three installments on March 12, 2019, June 12, 2019 and September 12, 2019. In connection with the September 2018 5% Notes Payable, we issued the investor restricted shares of common stock totaling 1,000,000. The remaining principal balance under these notes was $117,000 at June 30, 2019.

October 2018 5% Notes Payable

On October 22, 2018, the Company entered into a promissory note agreement and securities purchase agreement with an unrelated third-party investor in which the investor loaned the Company gross proceeds of $500,000 pursuant to 5% promissory notes (“October 2018 5% Notes Payable”). The notes have an OID of $50,000 and require payments of $550,000 in principal. The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on May 1, 2019. In connection with the October 2018 5% Notes Payable, the Company issued the investor restricted shares of common stock totaling 15,239 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the October 2018 5% Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $176,000. In April, the Company elected to settle a portion of the October 2018 5% Note Payable outstanding principal and interest balance of $175,000 in exchange for 100,000 shares of common stock. The fair value of the shares of common stock issued was based on the market price of the Company's common stock on the date of the securities exchange agreement. The exchange agreement also extended the maturity date to October 1, 2019. The remaining principal balance under this note was $375,000 at June 30, 2019.

November and December 2018 Notes Payable

On November 6, 2018, November 8, 2018 and December 12, 2018, the Company entered into promissory note agreements and securities purchase agreements with three unrelated third-party investors, pursuant to which the investors loaned the Company gross proceeds of $1.25 million pursuant to 0% promissory notes (“November and December 2018 Notes Payable”). The notes have an OID of $270,000 and require aggregate payments of $1.52 million in principal. The notes bear interest at the rate of 0% per annum. In connection with the November and December 2018 Notes Payable, the Company issued the investors restricted shares of our common stock totaling 14,763 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the November and December 2018 Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $374,000 in November 2018 and $125,000 in December 2018. The remaining principal balance under these notes was $668,000 at June 30, 2019.

March 2019 Note Payable

On March 27, 2019, we entered into a promissory note agreement and securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $400,000 pursuant to a 0% promissory note (“March 2019 Note Payable”). The note has an OID of $100,000 and requires payments of $47,000 in principal per month through March 2020. In connection with the March 2019 Note Payable, we issued the investor restricted shares of common stock totaling 18,000 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the March 2019 Note Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $161,000 in March 2019. In connection with the financing, we issued 5,600 restricted shares of common stock in March 2019 to a third-party consultant. The fair value of the restricted shares of common stock issued of $28,000 was recorded as a debt discount to the carrying value of the notes payable. The remaining principal balance under this note was $375,000 at June 30, 2019.

April 2019 Notes Payable

On April 8, 2019, we entered into two securities purchase agreements with unrelated third-party investors in which the investors purchased 5% promissory notes, resulting in gross proceeds to us of $850,000 (“April 2019 Notes Payable”). The notes have an OID of $90,000 and require payment of principal and interest of $140,000 in October 2019, $704,000 in January 2020, and $132,000 in April 2020. In connection with the April 2019 Notes Payable, we issued the investors restricted shares of common stock totaling 98,334 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the April 2019 Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $318,000 in April 2019. The discount is being amortized to interest expense using the effective interest method over the term of the April 2019 Notes Payable.

May 2019 Note Payable

On May 13, 2019, we entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $400,000 pursuant to a 0% promissory note (“May 2019 Note Payable”). The note has an Original Issue Discount (“OID”) of $100,000 and requires payments of $42,000 in principal per month through May 2020. In connection with the May 2019 Note Payable, we issued the investor restricted shares of common stock totaling 34,000 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the May 2019 Note Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $178,000 in May 2019. In connection with the financing, we issued 10,036 restricted shares of common stock in May 2019 to a third-party consultant. The fair value of the restricted shares of common stock issued of $28,000 was recorded as a debt discount to the carrying value of the notes payable. The discount is being amortized to interest expense using the effective interest method over the term of the May 2019 Note Payable.

Net Cash Flows

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net cash used in operating activities	$ (1,356)	$ (3,461)
Net cash used in investing activities	(359)	(135)
Net cash provided by financing activities	2,041	3,646
Net change in cash	326	50
Cash at beginning of period	1,248	1,565
Cash at end of period	$ 1,574	$ 1,615

Operating Activities

For the six months ended June 30, 2019, cash used in operating activities was approximately $1.4 million, consisting primarily of the net loss for the period of approximately $3.7 million, which was primarily offset by non-cash common stock, restricted stock units and stock options issued for services and compensation of approximately $275,000, amortization of debt discount of $908,000, and amortization of intangible assets of $363,000. Additionally, working capital changes consisted of cash increases of approximately $0.8 million related primarily to the reduction of inventory levels due to improved management of inventory purchasing and more experience to understand inventory turnover for each product as well as an increase in customer deposit for sales occurring toward the end of the first quarter.

Investing Activities

For the six months ended June 30, 2019, cash used in investing activities was approximately $359,000, which consisted of the purchase of assets from the Prime Consultants LLC entity on January 1, 2019 and the purchase of property and equipment of $16,000.

Financing Activities

For the six months ended June 30, 2019, cash provided by financing activities was approximately $2.0 million, consisting primarily of the net proceeds from the private placement completed on January 3, 2019, for a total net proceeds of $2.7 million and the issuance of a promissory note agreements and short-term loans of $2.7 million in 2019 offset by the repayment of outstanding notes payable and short-term loans of $3.4 million during the period.

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

For the six months ended June 30, 2019, there were no other material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2018.

Off- Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of June 30, 2019, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including chief executive officer and vice president, finance, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Marin County District Attorney’s Letter. On August 24, 2018, the Company received a letter from the Marin County District Attorney’s Office requesting substantiation for certain advertising claims made for certain of the Company's products, DiabaSens® and Apeaz® that were marketed and sold to customers in that County. The Marin County District Attorney’s Office is part of a larger ten county Northern California Task Force of district attorneys to handle consumer protection matters. In November 2018, the Company responded through its regulatory attorneys, Olshan, to the Marin County’s District Attorney’s letter. In March 2019, the Company received a response from the Marin County District Attorney. In April 2019 we responded to the letter and in June 2019 the Company met with the Northern California Task Force. The Company is currently responding to additional due diligence requests from the Marin County District Attorney's office.

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

Unregistered Sales of Equity Securities

In April 2019, we entered into a securities purchase agreement with unrelated third-party investors in which the investors loaned us gross proceeds of $850,000 and we issued such investors (i) promissory notes in the aggregate principal amount of $1 million, and (ii) 98,334 restricted shares of common stock.

In April 2019, we elected to settle a portion of the October 2018 5% Notes Payable outstanding principal and interest balance of $175,000 in exchange for 100,000 restricted shares of common stock.

In May 2019, we entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $400,000 and we issued such investor (i) a promissory note in the aggregate principal amount of $500,000, and (ii) 34,000 restricted shares of common stock.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1	Form of Promissory Note, dated August 8, 2019
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

Innovus Pharmaceuticals, Inc.
(Registrant)

Date: August 13, 2019	/s/ Bassam Damaj
Bassam Damaj, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ryan Selhorn
Ryan Selhorn, CPA Vice President, Chief Financial Officer (Principal Financial Officer)