Form 10-Q
period 2019-09-30
INNOVUS PHARMACEUTICALS, INC.
filed 2019-11-14
CIK 1411879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 13, 2019, the registrant had 2,764,827 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 INNOVUS PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Assets:
Cash	$955	$1,248
Accounts receivable, net	117	282
Prepaid expense and other current assets	1,539	1,116
Inventories	1,742	2,370
Total current assets	4,353	5,016

Property and equipment, net	216	247

Deposits	21	21
Operating lease right-of-use asset	593	-
Goodwill	953	953
Intangible assets, net	3,378	3,890
Total assets	$9,514	$10,127

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses	$3,691	$2,622
Operating lease liability	162	-
Accrued compensation	1,341	1,252
Deferred revenue and customer deposits	170	108
Accrued interest payable	57	32
Short-term loan payable	553	266
Notes payable, net of debt discount of $424 and $1,008, respectively	2,762	3,073
Total current liabilities	8,736	7,353

Deferred Rent	-	181
Operating lease liability, net of current portion	591	-
Accrued compensation, net of current portion	935	1,228
Contingent consideration	1,248	1,256
Total non-current liabilities	2,774	2,665

Total liabilities	11,510	10,018

Commitments and contingencies

Stockholders’ equity:
Preferred stock: 7,500,000 shares authorized, at $0.001 par value, no shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Common stock: 292,500,000 shares authorized, at $0.001 par value, 2,612,379 and 2,103,071 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	3	2
Additional paid-in capital	47,845	43,967
Accumulated deficit	(49,844)	(43,860)
Total stockholders' equity	(1,996)	109

Total liabilities and stockholders’ equity	$9,514	$10,127

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except weighted average share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue:
Product sales, net	$5,648	$6,957	$17,430	$18,469
Service revenue	-	189	156	345
Cooperative marketing revenue	102	233	264	417
License revenue	5	1	115	6
Net revenue	5,755	7,380	17,965	19,237

Cost of product sales	2,215	1,537	6,349	3,740
Gross Profit	3,540	5,843	11,616	15,497

Operating expense:
Research and development	86	59	234	93
Sales and marketing	2,878	5,264	8,332	14,094
General and administrative	2,274	2,023	7,430	5,638
Total operating expense	5,238	7,346	15,996	19,825

Loss from operations	(1,698)	(1,503)	(4,380)	(4,328)

Other income (expense):
Interest expense	(538)	(381)	(1,514)	(950)
Loss on extinguishment of debt	-	(745)	(125)	(1,040)
Other income (expense), net	-	-	29	1
Fair value adjustment for contingent consideration	-	179	6	198
Total other expense, net	(538)	(947)	(1,604)	(1,791)

Net loss	$(2,236)	$(2,450)	$(5,984)	$(6,119)

Net loss per share of common stock – basic and diluted	$(0.81)	$(1.20)	$(2.28)	$(3.18)

Weighted average number of shares of common stock outstanding – basic and diluted	2,759,771	2,043,117	2,622,822	1,926,575

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Condensed Consolidated Statement of Stockholder's Equity

(Unaudited)

(In thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2017	1,596,574	$2	$36,541	$(35,640)	$903

Common stock issued for services	2,444	-	21	-	21
Stock-based compensation	-	-	95	-	95
Exercise of warrants, net of offering costs	180,247	-	2,657	-	2,657
Common stock issued upon conversion of debt and interest	21,429	-	385	-	385
Common stock issued in connection with debt	26,355	-	292	-	292
Fair value of shares of common stock issued as financing fees in connection with notes payable	8,916	-	122	-	122
Reclassification of warrant derivative liability upon adoption of ASU 2017-11	-	-	-	59	59
Net loss	-	-	-	(1,829)	(1,829)

Balances at March 31, 2018	1,835,965	$2	$40,113	$(37,410)	$2,705

Common stock issued for services	159	-	2	-	2
Stock-based compensation	-	-	108	-	108
Common stock issued upon conversion of debt and interest	14,041	-	196	-	196
Common stock issued for vested RSUs	6,797	-	-	-	-
Net loss	-	-	-	(1,840)	(1,840)

Balances at June 30, 2018	1,856,962	$2	$40,419	$(39,250)	$1,171

Common stock issued for services	-	-	-	-	-
Stock-based compensation	-	-	132	-	132
Exercise of warrants, net of offering costs	953	-	14	-	14
Common stock issued upon conversion of debt and interest	86,390	-	1,489	-	1,489
Common stock issued in connection with debt	34,287	-	402	-	402
Common stock issued for vested RSUs	6,086	-	100	-	100
Net loss	-	-	-	(2,450)	(2,450)

Balances at September 30, 2018	1,984,678	$2	$42,556	$(41,700)	$858

Balance at December 31, 2018	2,103,071	$2	$43,967	$(43,860)	$109

Stock-based compensation	-	-	138	-	138
Relative fair value of shares of restricted common stock issued in connection with notes payable	18,000	-	61	-	61
Sales of common stock and warrants, net of offering costs	230,853	-	2,714	-	2,714
Fair value of shares of common stock issued as financing fees in connection with notes payable	5,600	-	28	-	28
Net loss	-	-	-	(1,989)	(1,989)

Balances at March 31, 2019	2,357,524	$2	$46,908	$(45,849)	$1,061

Common stock issued for services	36,916	-	106	-	106
Stock-based compensation	-	-	137	-	137
Common stock issued upon conversion of debt and interest	100,000	-	300	-	300
Relative fair value of shares of restricted common stock issued in connection with notes payable	74,000	-	173	-	173
Fair value of shares of common stock issued as financing fees in connection with notes payable	10,036	-	28	-	28
Net loss	-	-	-	(1,759)	(1,759)

Balances at June 30, 2019	2,578,476	$2	$47,652	$(47,608)	$46

Common stock issued for services	32,579	1	52	-	53
Stock-based compensation	-	-	139	-	139
Common stock issued to settle contingent consideration	1,324		2	-	2
Net loss	-	-	-	(2,236)	(2,236)

Balances at September 30, 2019	2,612,379	$3	$47,845	$(49,844)	$(1,996)

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(5,984)	$(6,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52	32
Recovery of allowance for doubtful accounts	(12)	-
Common stock, restricted stock units and stock options issued to employees, board of directors and consultants for compensation and services	414	358
Loss on extinguishment of debt	125	1,040
Change in fair value of contingent consideration	(6)	(198)
Amortization of debt discount	1,388	899
Amortization of intangible assets	542	472
Changes in operating assets and liabilities, net of acquisition amounts
Accounts receivable	177	(288)
Prepaid expense and other current assets	(423)	(765)
Inventories	940	(472)
Operating lease right-of-use asset and liability, net	(21)	-
Accounts payable and accrued expense	1,004	(258)
Accrued compensation	(204)	(396)
Accrued interest payable	76	38
Deferred revenue and customer deposits	62	71
Net cash used in operating activities	(1,870)	(5,586)

Cash flows used in investing activities:
Purchase of property and equipment	(21)	(176)
Asset acquisition	(343)	-
Contingent consideration payment	-	(19)
Net cash used in investing activities	(364)	(195)

Cash flows from financing activities:
Payments on short-term loans payable	(817)	(245)
Proceeds from short-terms loans payable	1,053	125
Proceeds from notes payable	2,650	3,722
Payments on notes payable	(3,659)	(1,535)
Proceeds from sale of common stock and warrants, net of offering costs	2,714	-
Proceeds from stock option and warrant exercises	-	2,852
Net cash provided by financing activities	1,941	4,919

Net change in cash	(293)	(862)

Cash at beginning of period	1,248	1,565

Cash at end of period	$955	$703

Supplemental disclosures of cash flow information:
Cash paid for interest	$29	$5

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures, notes payable and accrued interest	$300	$1,288
Relative fair value of common stock issued in connection with notes payable recorded as debt discount and settlement of contingent consideration	$458	$694
Fair value of common stock issued to consultants for services	$159	$-
Offering costs in connection with warrant exercises included in accounts payable and accrued expense	$-	$181
Cumulative adjustment to accumulated deficit for the fair value of the warrant derivative liability upon adoption of ASU 2017-11 on January 1, 2018	$-	$59
Fair value of common stock issued as financing fees in connection with notes payable recorded as debt discount	$56	$223

See accompanying notes to these condensed consolidated financial statements.

INNOVUS PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Innovus Pharmaceuticals, Inc., a Nevada incorporated and San Diego-based company, together with its subsidiaries as follows (collectively referred to as “Innovus” or the “Company”): Semprae Laboratories, Inc., a Delaware corporation (“Semprae”); FasTrack Pharmaceuticals, Inc., a Delaware corporation (“FasTrack”); Novalere, Inc., a Delaware corporation (“Novalere”); Supplement Hunt, Inc., a Nevada corporation (“Supplement Hunt”); and Delata Prime Savings Club, Inc., a Nevada corporation (“Delta Prime Savings Club”), is an emerging over-the-counter (“OTC”) consumer goods and specialty pharmaceutical company engaged in the commercialization, licensing and development of safe and effective non-prescription medicine, consumer care products, supplements and certain related devices to improve men’s and women’s health and vitality, urology, brain health, pain, respiratory diseases, among others. The Company delivers innovative and uniquely presented and packaged health solutions through its (a) OTC medicines, devices, consumer and health products, and clinical supplements, which we market directly, (b) commercial retail and wholesale partners, and (c) directly to consumers through the Company’s proprietary Beyond Human® Sales & Marketing Platform including print media, on-line channels, websites, retailers and wholesalers. The Company is dedicated to being a leader in developing and marketing new OTC and branded Abbreviated New Drug Application (“ANDA”) products, supplements and certain related devices. Innovus actively pursues opportunities where existing prescription drugs have recently, or are expected to, change from prescription (or Rx) to OTC. These “Rx-to-OTC switches” require Food and Drug Administration (“FDA”) approval through a process initiated by the New Drug Application (“NDA”) holder.

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

Merger Agreement

On September 12, 2019, the Company signed a definitive merger agreement with Aytu Bioscience, Inc. ("Aytu"), a specialty pharmaceutical company focused on identifying, acquiring and commercializing novel products that address significant patient needs.  Pursuant to the terms and conditions of the merger agreement, the Companys shareholders will receive an aggregate of up to $8 million in shares of Aytu common stock, less certain deductions, at the time of closing as consideration for the merger.  Additional consideration for up to $16 million in milestone payments in the form of contingent value rights ("CVRs") may be paid to the Company's shareholders in cash or stock over the next five years if certain revenue and profitability milestones are achieved. Additionally, on August 8, 2019 the Company entered into a promissory note agreement with Aytu for $1 million which is due February 29, 2020 (see note 6). On October 10, 2019 the Company entered into an Addendum No. 1 to Promissory Note upon which Aytu loaned the Company an additional $350,000 with the same maturity as the promissory note agreement. The merger with Aytu is currently estimated to close in the first quarter to first half of 2020.

Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the period ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019, or for any future period.

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

Liquidity

The Company’s operations have been financed primarily through proceeds from convertible debentures and notes payable, sales of its common stock and revenue generated from its products domestically and internationally through the Company’s marketing platform and by its partners. These funds have provided Innovus with the resources to operate its business, sell and support its products, attract and retain key personnel and add new products to the Company’s portfolio. The Company has experienced net losses and negative cash flows from operations each year since its inception. As of September 30, 2019, the Company had an accumulated deficit of $49.8 million and a working capital deficit of $4.4 million.

As of September 30, 2019, we had $1.0 million in cash and $0.7 million held by merchant processors reported in other current assets for a total of $1.7 million and as of November 13, 2019 we had approximately $2.0 million in cash and $0.8 million held by merchant processors. During the nine months ended September 30, 2019, we had net cash used in operating activities of $1.9 million. We expect, however, that our existing capital resources, together with revenue from sales of our products and expected upcoming sales milestone payments from the commercial partners signed for our products, will be sufficient to allow us to continue our operations, commence the product development process and launch selected products through at least the next 12 months.

In addition, our CEO, who is also a significant shareholder, has deferred the remaining payment of his salary earned through June 30, 2016, with a current balance totaling $0.9 million, and has agreed to refrain from receipt of any funds which may jeopardize the ability of the Company to operate. During 2019, the Company has paid the CEO approximately $293,000 of the deferred salary balance. Our actual needs will depend on numerous factors, including timing of introducing our new products to the marketplace, our ability to attract additional international distributors for our products and our ability to in-license in non-partnered territories and/or develop new product candidates. Although no assurances can be given, we currently plan to proceed with the planned merger with Aytu pursuant to the terms and conditions of the merger agreement signed on September 12, 2019, and/or raise additional capital through the sale of debt or equity securities to provide additional working capital, pay for further expansion and development of our business, and to meet current obligations. Such capital may not be available to us when we need it or on terms acceptable to us, if at all.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30-90 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. The estimated reserve for sales returns and allowances, which is included in accounts payable and accrued expense, was approximately $161,000 and $194,000 at September 30, 2019 and December 31, 2018, respectively.

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

Advertising Expense

Advertising costs, which primarily includes print and online media advertisements, are expensed as incurred and are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. Advertising costs were approximately $2.3 million and $4.3 million and $6.4 million and $11.5 million for the three and nine months ended September 30, 2019 and 2018, respectively.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and vested but deferred RSUs during the period presented. Diluted net loss per share is computed using the weighted average number of common shares outstanding and vested plus deferred RSUs during the periods plus the effect of dilutive securities outstanding during the periods. For the three and nine months ended September 30, 2019 and 2018, basic net loss per share is the same as diluted net loss per share as a result of our common stock equivalents being anti-dilutive.  See Note 7 for more details.

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

The following is a table that presents product sales, net by geographical area:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$3,577	$5,098	$12,775	$15,201
Canada	2,069	1,854	4,438	3,100
All Other	2	5	217	168
Product sales, net	$5,648	$6,957	$17,430	$18,469

All Other consists of Europe, Australia, Asia, and the Middle East.

Contract Balances

We do not have any contract assets such as work-in-process but do have certain contract liabilities such as customer advances for product sales under its license agreements. As of September 30, 2019, we had customer advances totaling $134,000 included in deferred revenue and customer deposits in the accompanying condensed consolidated balance sheet for advance payments on the future sale of Zestra® and Zestra Glide® products to Sothema under their license agreement.

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

Due to the delay in approval of the Acquisition Manufacturer’s OTC ANDA by the FDA, in May 2017, the Company announced a commercial relationship with a different third-party manufacturer (West-Ward Pharmaceuticals International Limited or “WWPIL”) who has an FDA approved OTC ANDA for fluticasone propionate nasal spray under which they have agreed to manufacture our FlutiCare® OTC product for sale in the U.S. (see Note 8). As the Company holds the worldwide rights to market and sell FlutiCare® under the manufacturing agreement with the Acquisition Manufacturer, the Company believes the agreement with the Acquisition Manufacturer will still provide it with the opportunity to market and sell FlutiCare® ex-U.S. and, with the approval of the OTC ANDA in April 2019, a second source of supply within the U.S. is available to Innovus.  In October 2019, the Company terminated its agreement with WWPIL due to their inability to provide us with releasable product in the required timelines.

The Novalere Stockholders are entitled to receive, if and when earned, earn-out payments (“Earn-Out Payments”). For every $5.0 million in net revenue realized from the sales of FlutiCare® through the manufacturing agreement with the Acquisition Manufacturer, the Novalere's stockholders will be entitled to receive, on a pro rata basis, $500,000, subject to cumulative maximum earn-out payments of $2.5 million. The Novalere's stockholders are only entitled to the earn-out payments from the Acquisition Manufacturer’s OTC ANDA under review by the FDA and have no earn-out rights to the sales of FlutiCare® supplied by WWPIL under the commercial agreement entered into in May 2017. As of September 30, 2019, there were no earn-out payments accrued for or paid to the Novalere's stockholders.

During the three and nine months ended September 30, 2019 and 2018, there was an (decrease) increase in the estimated fair value of the remaining 1,324 ANDA consideration shares totaling $(4,000) and $1,000 and $(6,000) and $4,000, respectively, which is included in fair value adjustment for contingent consideration in the accompanying condensed consolidated statements of operations. The shares were issued in August 2019 for fair value of $2,000.  The fair value of the contingent consideration was $1.3 million and $1.3 million as of September 30, 2019 and December 31, 2018, respectively.

NOTE 4 – INVENTORY

Inventories consist of the following:

	September 30,	December 31,
	2019	2018
Raw materials and supplies	$152	$238
Work in process	16	96
Finished goods	1,574	2,036
Total	$1,742	$2,370

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Amortizable intangible assets consist of the following:

	September 30, 2019
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$684	$(251)	$433	7 – 15
Customer Contracts	625	(362)	263	10
Sensum+® License (from CRI)	234	(148)	86	10
Vesele® Trademark	25	(16)	9	8
Beyond Human® Website and Trade Name	222	(141)	81	5 – 10
Novalere Manufacturing Contract	4,681	(2,175)	2,506	10
Other Beyond Human® Intangible Assets	5	(5)	-	1 – 3
Total	$6,476	$(3,098)	$3,378

	December 31, 2018
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)

Patent & Trademarks	$654	$(161)	$493	7 – 15
Customer Contracts	625	(311)	314	10
Sensum+® License (from CRI)	234	(131)	103	10
Vesele® Trademark	25	(12)	13	8
Beyond Human® Website and Trade Name	222	(112)	110	5 – 10
Novalere Manufacturing Contract	4,681	(1,824)	2,857	10
Other Beyond Human® Intangible Assets	5	(5)	-	1 – 3
Total	$6,446	$(2,556)	$3,890

Amortization expense for the three and nine months ended September 30, 2019 and 2018 was $179,000 and $157,000 and $542,000 and $472,000, respectively. The following table summarizes the approximate expected future amortization expense as of September 30, 2019 for intangible assets:

Remainder of 2019	$178
2020	714
2021	657
2022	614
2023	578
Thereafter	637
Total Amortization Expense	$3,378

NOTE 6 – NOTES PAYABLE AND SHORT-TERM LOANS PAYABLE

Notes Payable

The following table summarizes the outstanding notes payable at September 30, 2019 and December 31, 2018:

	2019	2018
Notes payable:
January and March 2018 Notes Payable	$-	$112
February and March 2018 5% Notes Payable	-	250
July 2018 5% Notes Payable	-	550
August 2018 Notes Payable	-	800
September 2018 5% Notes Payable	-	390
October 2018 5% Notes Payable	375	550
November and December 2018 Notes Payable	288	1,429
March 2019 Note Payable	250	-
April 2019 Notes Payable	940	-
May 2019 Note Payable	333	-
August 2019 Note Payable	1,000	-
Total notes payable	3,186	4,081
Less: Debt discount	(424)	(1,008)
Carrying value	2,762	3,073
Less: Current portion	(2,762)	(3,073)
Notes payable, net of current portion	$-	$-

The following table summarizes the future minimum payments as of September 30, 2019 for the notes payable:

Remainder of 2019	$1,053
2020	2,133
Total	$3,186

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

In connection with the April 2019 Notes Payable, we issued the investors restricted shares of common stock totaling 98,334 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the April 2019 Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of approximately $318,000 in April 2019. The discount is being amortized to interest expense using the effective interest method over the term of the April 2019 Notes Payable.

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

In April 2019, the Company entered into an Amendment to the Promissory Note upon which the maturity date was extended from May 1, 2019 to August 1, 2019. In July 2019, the Company entered into an Amendment #2 to the Promissory Note upon which the maturity date was extended from August 1, 2019 to October 1, 2019 in exchange for 60,000 shares of common stock.  The fair value of the common stock issued was $91,000 and was recorded as an additional debt discount and amortized over the remaining term of the agreement.  On October 1, 2019 this Promissory Note was paid in full to the investor.

May 2019 Note Payable

On May 13, 2019, we entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $400,000 pursuant to a 0% promissory note (“May 2019 Note Payable”). The note has an Original Issue Discount (“OID”) of $100,000 and requires payments of $42,000 in principal per month through May 2020.

In connection with the May 2019 Note Payable, we issued the investor restricted shares of common stock totaling 34,000 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the May 2019 Note Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of approximately $178,000 in May 2019. In connection with the financing, we issued 10,036 restricted shares of common stock in May 2019 to a third-party consultant. The fair value of the restricted shares of common stock issued of $28,000 was recorded as a debt discount to the carrying value of the notes payable. The discount is being amortized to interest expense using the effective interest method over the term of the May 2019 Note Payable.

August 2019 Note Payable

On August 8, 2019 the Company entered into a non-secured promissory note agreement with an unrelated investor in which the investor loaned the Company gross proceeds of $1.0 million in consideration for the issuance of a 10% promissory note. The note requires repayment of principal by February 29, 2020. On October 10, 2019, the Company entered into an Addendum No. 1 to Promissory Note upon which an additional $350,000 was loaned to the Company with the same terms as the non-secured promissory note.  This promissory note agreement was entered into in conjunction with the merger agreement (see Note 1).

Interest Expense

We recognized interest expense on notes payable of $33,000 and $15,000 and $126,000 and $49,000 for the three and nine months ended September 30, 2019 and 2018, respectively. Of the $86,000 in interest expense recognized for the nine months ended September 30, 2019, $57,000 was paid to investors in common stock. Amortization of the debt discount to interest expense during the three and nine months ended September 30, 2019 and 2018 totaled $480,000 and $365,000 and $1.4 million and $899,000, respectively.

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

In April 2019, the Company entered into two securities purchase agreements relating to the April 2019 Notes Payable upon which the Company issued the investors 98,334 restricted shares of common stock.  The fair value of the restricted shares of common stock issued of approximately $300,000 was recorded as a debt discount to the carrying value of the notes payable in April 2019 (see Note 6).

In May 2019, we entered into a securities purchase agreement relating to the May 2019 Note Payable upon which the Company issued the investors 34,000 restricted shares of common stock.  The fair value of the restricted shares of common stock issued of $93,000 was recorded as a debt discount to the carrying value of the notes payable in May 2019. In connection with the May 2019 Notes Payable, the Company also issued 10,036 restricted shares of common stock in May 2019 to a third-party consultant.  The fair value of the restricted share of common stock issued of $28,000 was recorded as a debt discount to the carrying value of the notes payable in May 2019 (see Note 6).

During the three and nine months ended September 30, 2019, we issued 32,579 and 69,495 shares of restricted common stock for services and recorded an expense of $53,000 and $159,000 for the three and nine months ended September 30, 2019, which is included in general and administrative expense in the accompanying condensed consolidated statement of operations. The shares of common stock vested on the date of issuance and the fair value of the shares of common stock issued was based on the market price of our common stock on the date of vesting.

2013 Equity Incentive Plan

We have issued common stock, restricted stock units and stock option awards to employees, non-executive directors and outside consultants under the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by our Board of Directors in February of 2013. The 2013 Plan allows for the issuance of up to 95,268 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. As of September 30, 2019, there were no shares available under the 2013 Plan.

2014 Equity Incentive Plan

We have issued common stock, restricted stock units and stock options to employees, non-executive directors and outside consultants under the 2014 Equity Incentive Plan (“2014 Plan”), which was approved by our Board of Directors in November 2014. The 2014 Plan allows for the issuance of up to 190,477 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. As of September 30, 2019, there were no shares available under the 2014 Plan.

2016 Equity Incentive Plan

On March 21, 2016, our Board of Directors approved the adoption of the 2016 Equity Incentive Plan and on October 20, 2016 adopted the Amended and Restated 2016 Equity Incentive Plan (“2016 Plan”). The 2016 Plan was then approved by our stockholders in November 2016. The 2016 Plan allows for the issuance of up to 190,477 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The 2016 Plan includes an evergreen provision in which the number of shares of common stock authorized for issuance and available for future grants under the 2016 Plan will be increased each January 1 after the effective date of the 2016 Plan by a number of shares of common stock equal to the lesser of: (a) 4% of the number of shares of common stock issued and outstanding on a fully-diluted basis as of the close of business on the immediately preceding December 31, or (b) a number of shares of common stock set by our Board of Directors. In April 2019, our Board of Directors approved an increase of 84,051 shares of common stock to the shares authorized under the 2016 Plan in accordance with the evergreen provision in the 2016 Plan. As of September 30, 2019, 186,379 shares were available under the 2016 Plan.

2019 Equity Incentive Plan

On April 16, 2019, our Board of Directors approved the adoption of the 2019 Equity Incentive Plan (“2019 Plan”). The 2019 Plan was then approved by our stockholders in May 2019. The 2019 Plan allows for the issuance of up to 400,000 shares of our common stock to be issued in the form of stock options, stock awards, stock unit awards, stock appreciation rights, performance shares and other share-based awards. The 2019 Plan includes an evergreen provision in which the number of shares of common stock authorized for issuance and available for future grants under the 2019 Plan will be increased each January 1 after the effective date of the 2019 Plan by a number of shares of common stock equal to the lesser of: (a) 4% of the number of shares of common stock issued and outstanding on a fully-diluted basis as of the close of business on the immediately preceding December 31, or (b) a number of shares of common stock set by our Board of Directors. As of September 30, 2019, 400,000 shares were available under the 2019 Plan.

Stock Options

For the nine months ended September 30, 2019 and 2018, the following weighted average assumptions were utilized for the calculation of the fair value of the stock options granted during the period using Black-Scholes:

	2019	2018
Expected life (in years)	7.2	6.25
Expected volatility	197.6%	201.3%
Average risk-free interest rate	2.80%	2.79%
Dividend yield	0%	0%
Grant date fair value	$8.66	$0.06

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

The following table summarizes the number of stock options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2018	4,498	$14.63	9.2	$190
Granted	261	3.03	-	-
Exercised	-	-	-	-
Cancelled	(1,291)	(15.34)	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2019	3,468	$13.49	8.5	$55

Vested and Expected to Vest at September 30, 2019	3,468	$13.49	8.5	$55

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding stock options and the quoted price of our common stock at September 30, 2019.  During the three and nine months ended September 30, 2019 and 2018, we recognized stock-based compensation from stock options of $1,000 and $5,000 and $6,000 and $9,000, respectively. As of September 30, 2019, compensation expense related to unvested options not yet recognized in the condensed consolidated statement of operations was approximately $18,000 and will be recognized over a remaining weighted-average term of 7.2 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three months ended September 30, 2019:

Restricted Stock Units
Outstanding at December 31, 2018	175,765
Granted	31,607
Exchanged	-
Cancelled	-
Outstanding at September 30, 2019	207,372

Vested at September 30, 2019	157,292

The vested restricted stock units at September 30, 2019 have not settled and are not showing as issued and outstanding shares of the Company but are considered outstanding for earnings per share calculations. Settlement of these vested restricted stock units will occur on the earliest of (i) the date of termination of service of the employee or consultant, (ii) change of control of us, or (iii) 10 years from date of issuance. Settlement of vested restricted stock units may be made in the form of (i) cash, (ii) shares, or (iii) any combination of both, as determined by the board of directors and is subject to certain criteria having been fulfilled by the recipient.

We calculate the fair value of the restricted stock units based upon the quoted market value of the common stock at the date of grant. The grant date fair value of restricted stock units issued during the three and nine months ended September 30, 2019 was $26,000 and $110,000, respectively. For the three and nine months ended September 30, 2019 and 2018, we recognized $138,000 and $128,000 and $408,000 and $325,000, respectively, of stock-based compensation expense for the vested units. As of September 30, 2019, compensation expense related to unvested shares not yet recognized in the condensed consolidated statement of operations was approximately $525,000 and will be recognized over a remaining weighted-average term of 1.5 years.

Warrants

In January 2015, we issued 2,381 warrants with an exercise price of $31.50 per share to a former executive in connection with the January 2015 debenture. The warrants expire on January 21, 2020. The warrants contain anti-dilution protection, including protection upon dilutive issuances. In connection with the convertible debentures issued in 2015, the exercise price of these warrants was reduced to $9.45 per share and an additional 5,588 warrants were issued per the anti-dilution protection afforded in the warrant agreement during the year ended December 31, 2015. Warrants to purchase 7,969 shares of common stock remain outstanding as of September 30, 2019.

In connection with the convertible debentures in 2015, we issued warrants with an exercise price of $31.50 per share and expiration in 2020 to investors and placement agents. Warrants to purchase 7,379 shares of common stock remain outstanding as of September 30, 2019.

In connection with the convertible debentures in 2016, we issued warrants to the investors and placement agents with an exercise price of $42.00 per share and expire in 2021. Warrants to purchase 40,201 shares of common stock remain outstanding as of September 30, 2019.

In connection with the public equity offering in March 2017, we issued Series A Warrants to purchase 244,455 shares of common stock at $15.75 per share and Series B Warrants to purchase 244,455 shares of common stock at $15.75 per share. The Series A Warrants expire in 2022. During 2018, certain investors elected to exercise 180,247 Series B Warrants and 953 Series A Warrants and the remaining Series B Warrants expired in March 2018. We also issued warrants to purchase 12,223 shares of common stock to our placement agent with an exercise price of $19.69 per share and expire in 2022, as well as in March 2018 we issued our placement agent warrants to purchase 8,219 shares of common stock with an exercise price of $19.69 per share and expire in 2023 in connection with the Series B Warrants exercised. Warrants to purchase 263,944 shares of common stock remain outstanding as of September 30, 2019.

In connection with the public equity offering in January 2019, we issued Series A Warrants to purchase 431,490 shares of common stock at $7.35 per share, Series B Warrants to purchase 431,490 shares of common stock at $8.40 per share and Series C Warrants to purchase 200,637 shares of common stock at $7.35 per share. The Series A and B Warrants expire in 2020 and 2024 respectively. The Series C Warrants were prefunded and have a nominal exercise price of $0.105 per share. We also issued warrants to purchase 32,362 shares of common stock to our placement agent with an exercise price of $9.19 per share and expire in 2024. Warrants to purchase 1,095,979 shares of common stock remain outstanding as of September 30, 2019.

For the nine months ended September 30, 2019, the following weighted average assumptions were utilized for the calculation of the fair value of the warrants issued during the period using Black-Scholes:

2019
Expected life (in years)	3.9
Expected volatility	147.1%
Average risk-free interest rate	2.40%
Dividend yield	0%

At September 30, 2019, there are 1,415,472 fully vested warrants outstanding. The weighted average exercise price of outstanding warrants at September 30, 2019 is $10.46 per share, the weighted average remaining contractual term is 2.99 years and the aggregate intrinsic value of the outstanding warrants is $0.

Net Loss per Share

Restricted stock units that are vested but which the issuance and delivery of the shares are deferred until the employee or director resigns are included in the basic and diluted net loss per share calculations.

The weighted average shares of common stock outstanding used in the basic and diluted net loss per share calculation for the three and nine months ended September 30, 2019 and 2018 was 2,081,139 and 2,043,117 and 2,622,822 and 1,926,575, respectively.

The weighted average restricted stock units vested but which issuance of the common stock is deferred until there is a change in control, a specified date in the agreement or the employee or director resigns which were used in the basic and diluted net loss per share calculation for the three and nine months ended September 30, 2019 and 2018 was 107,351 and 104,295 and 124,997 and 102,472, respectively.

The following table shows the anti-dilutive shares excluded from the calculation of basic and diluted net loss per common share as of September 30, 2019 and 2018:

	As of September 30,
	2019	2018
Gross number of shares excluded:
Restricted stock units – unvested	50,080	65,366
Stock options	3,468	2,591
Warrants	1,415,472	313,496
Total	1,469,020	381,453

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In May 2017, we entered into a commercial agreement with WWPIL, a wholly-owned subsidiary of Hikma Pharmaceuticals PLC (“Hikma”) (LSE: HIK) (NASDAQ Dubai: HIK) (OTC: HKMPY). Pursuant to the commercial agreement, WWPIL provided us with the rights to launch our branded, fluticasone propionate nasal spray USP, 50 mcg per spray (FlutiCare®), under WWPIL’s FDA approved ANDA No. 207957 in the U.S. in mid-November 2017. The initial term of the commercial agreement is for two years, and upon expiration of the initial term, the agreement will automatically renew for subsequent one-year terms unless either party notifies the other party in writing of its desire not to renew at least 90 days prior to the end of the then current term. The agreement requires us to meet certain minimum product batch purchase requirements in order for the agreement to continue to be in effect. In November 2019, we terminated the Hikma agreement because in our view Hikma failed to provide us with releasable product in the required timeline.  We have, however, agreed to purchase the remainder of the one batch that we ordered in 2019.

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

As of September 30, 2019, the maturities of our operating lease were as follows (in thousands):

Remaining Lease Payments
2019	$65
2020	267
2021	274
2022	282
2023	94
Total remaining lease payments	982
Less: imputed interest	(229)
Total operating lease liabilities	753
Less: current portion	(162)
Long-term operating lease liabilities	591
Weighted-average remaining lease term	4 years
Weighted-average discount rate	15%

The components of our lease costs included in our condensed consolidated statement of operations consist of operating lease costs of $57,000 and $172,000 for the three and nine months ended September 30, 2019, respectively. Operating lease costs consist of the fixed lease payments included in our operating lease liability and are recorded on a straight-line basis over the lease term.

Litigation

James L. Yeager, Ph.D., and Midwest Research Laboratories, LLC v. lnnovus Pharmaceuticals, Inc. In November 2019, we signed an amicable settlement term sheet with the Plaintiffs to settle the above matters with definitive settlement agreement expected to be executed on or before December 6, 2019.

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

NOTE 10 – SUBSEQUENT EVENTS

In November 2019, the Company issued 58,334 shares of common stock to an investor related to the April 2019 Notes Payable which were not issued to such investor at the time of the agreement.  The fair value of the shares of common stock were recorded as an accrued expense prior to the issuance of the shares.

In November 2019, the Company issued 60,000 shares of common stock to an investor related to the October 2018 5% Note Payable which were not issued to such investor at the time of the amendment.  The fair value of the shares of common stock were recorded as an accrued expense prior to the issuance of the shares.

In November 2019, the Company issued 34,114 shares of common stock to its former chairman of the board following his resignation from the Company.  These shares were previously held as restricted stock units by such individual and in accordance with their terms were eligible to be converted to common shares upon termination.

On November 12, 2019, the Company entered into promissory note agreements and securities purchase agreements with two unrelated third-party investors in which the investors loaned the Company gross proceeds of $650,000 in consideration for the issuance of a 5% promissory note.  The notes have an OID of $65,000 and require payment of $715,000 in principal.  The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on July 12, 2020.  As additional consideration for the purchase of the note, the Company issued 115,000 shares of restricted common stock to the investors.

On November 12, 2019, the Company entered into promissory note agreement and securities purchase agreement with an unrelated third-party investor in which the investor loaned the Company gross proceeds of $400,000 in consideration for the issuance of a 5% promissory note.  The notes have an OID of $46,000 and require payment of $446,000 in principal.  The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable in three tranches on May 12, 2020, August 12, 2020 and November 12, 2020.  As additional consideration for the purchase of the note, the Company issued 81,633 shares of restricted common stock to the investor.

On November 12, 2019, the Company entered into promissory note agreement with an unrelated third-party investor in which the investor loaned the Company gross proceeds of $480,000 in consideration for the issuance of a promissory note.  The note has an OID of $120,000 and requires payment of $600,000 in principal.  The note does not bear an interest rate and the principal amount will be paid of approximately $45,000 per month with a remaining lump sum payment at May 30, 2020.  As additional consideration for the purchase of the note, the Company issued 40,000 shares of restricted common stock to the investor.

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

Overview

We are an emerging over-the-counter (“OTC”) consumer goods and specialty pharmaceutical company engaged in the commercialization, licensing and development of safe and effective non-prescription medicine, consumer care products, supplements and certain related devices to improve men’s and women’s health and vitality, urology, brain health, pain and respiratory diseases. We deliver innovative and uniquely presented and packaged health solutions through our (a) OTC medicines, devices, consumer and health products, and clinical supplements, which we market directly, (b) commercial retail and wholesale partners to primary care physicians, urologists, gynecologists and therapists, and (c) directly to consumers through our proprietary Beyond Human® Sales & Marketing Platform including print media, on-line channels, websites, retailers and wholesalers. We are dedicated to being a leader in developing and marketing new OTC and branded Abbreviated New Drug Application (“ANDA”) products, supplements and certain related devices. We are actively pursuing opportunities where existing prescription drugs have recently, or are expected to, change from prescription (or Rx) to OTC. These “Rx-to-OTC switches” require Food and Drug Administration (“FDA”) approval through a process initiated by the New Drug Application (“NDA”) holder.

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

Recent Developments

On September 12, 2019, the Company signed a definitive merger agreement with Aytu Bioscience, Inc. ("Aytu"), a specialty pharmaceutical company focused on identifying, acquiring and commercializing novel products that address significant patient needs.  Pursuant to the terms and conditions of the merger agreement, the Companys shareholders will receive an aggregate of up to $8 million in shares of Aytu common stock, less certain deductions, at the time of closing as consideration for the merger.  Additional consideration for up to $16 million in milestone payments in the form of contingent value rights ("CVRs") may be paid to the Company's shareholders in cash or stock over the next five years if certain revenue and profitability milestones are achieved.

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

3.

Developing and acquiring on-line marketplaces such as Supplementhunt.com and Deltaprimesavingsclub.com that focus on certain market segments such as lower priced, soon to expire supplement business with the Supplementhunt.com acquisition and with the select consumer product business through Deltaprimesavingsclub.com among others in which we sell third party, brand or non-branded products.

Our Products

Marketed Products

We currently market and sell over 35 products in the U.S. and more than 10 in multiple countries around the world through our 5 international commercial partners. The following represents the core products:

1.	Vesele®
2.	UriVarx®
3.	FlutiCare®
4.	Apeaz®
5.	Diabasens®
6.	Prostagorx®
7.	Sensum+®
8.	Trexar®

In addition, we currently expect to launch in the U.S. the following products in 2019 and/or 2020, subject to the applicable regulatory approvals, if required:

1.

Musclin® is a proprietary supplement made of two FDA Generally Recognized As Safe (GRAS) approved ingredients designed to increase muscle mass, endurance and activity (first half of 2020).  The main ingredient in Musclin® is a natural activator of the transient receptor potential cation channel, subfamily V, member 3 (TRPV3) channels on muscle fibers responsible to increase fibers width resulting in larger muscles;

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

4.	Octiq™ is an expected FDA ophthalmic OTC monograph compliant product for the treatment of eye redness and eye lubrication (early 2020); and
5.	Regoxidine™ is an ANDA approved 5% Minoxidil foam for men and women for hair growth on the top of the scalp (first half 2020).

We currently expect potential supply interruption of Fluticare from its supplier for at least the coming 90 days based on inventory availability.

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

Retail/Wholesale

We are continuously introducing our products to varieties of retail and wholesale partners to enhance the brand and product awareness for our customers. Since 2018, we significantly increased our advertising expenses and improved their efficiency specifically in the Print and Direct Mail Marketing channel which, in turn, has had a direct positive impact to the success of products in retail.  We intend to continue to demonstrate to our retail and wholesale partners the advantages of incorporating our products in their stores, especially due to our proprietary consumer targeted marketing approach that our print advertising allows us to achieve.

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

Results of Operations for the Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018 (in thousands)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	$ Increase (Decrease)	% Increase (Decrease)
Net revenue:
Product sales, net	$5,648	$6,957	$(1,309)	(18.8)%
Service revenue	-	189	(189)	100.0%
Cooperative marketing revenue	102	233	(131)	56.2%
License revenue	5	1	-	-%
Net revenue	5,755	7,380	(1,625)	(22.0)%

Cost of product sales	2,215	1,537	678	44.1%
Gross Profit	3,540	5,843	(2,303)	(39.4)%

Operating expense:
Research and development	86	59	27	45.8%
Sales and marketing	2,878	5,264	(2,386)	(45.3)%
General and administrative	2,274	2,023	251	12.4%
Total operating expense	5,238	7,346	(2,108)	(28.7)%

Loss from operations	(1,698)	(1,503)	(195)	(13.0)%

Other income (expense):
Interest expense	(538)	(381)	(157)	(41.2)%
Loss on extinguishment of debt	-	(745)	745	100.0%
Fair value adjustment for contingent consideration	-	179	(179)	100.0%
Total other expense, net	(538)	(947)	409	43.2%

Net loss	$(2,236)	$(2,450)	$214	8.7%

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	$ Increase (Decrease)	% Increase (Decrease)
Net revenue:
Product sales, net	$17,430	$18,469	$(1,039)	(5.6)%
Service revenue	156	$345	(189)	54.8%
Cooperative marketing revenue	264	$417	(153)	36.7%
License revenue	115	$6	-	-%
Net revenue	17,965	19,237	(1,272)	(6.6)%

Cost of product sales	6,349	3,740	2,609	69.8%
Gross Profit	11,616	15,497	(3,881)	(25.0)%

Operating expense:
Research and development	234	93	141	151.6%
Sales and marketing	8,332	14,094	(5,762)	(40.9)%
General and administrative	7,430	5,638	1,792	31.8%
Total operating expense	15,996	19,825	(3,829)	(19.3)%

Loss from operations	(4,380)	(4,328)	(52)	(1.2)%

Other income (expense):
Interest expense	(1,514)	(950)	(564)	(59.4)%
Loss on extinguishment of debt	(125)	(1,040)	915	88.0%
Other income (expense), net	29	1.00	28	(2,800.0)%
Fair value adjustment for contingent consideration	6	198	(192)	97.0%
Total other expense, net	(1,604)	(1,791)	187	10.4%

Net loss	$(5,984)	$(6,119)	$135	2.2%

Net Revenue

We recognized net revenue of approximately $5.8 million and $7.4 million and $18.0 million and $19.2 million for the three and nine months ended September 30, 2019 and 2018, respectively. The decrease in net revenue for the three months ended September 30, 2019 compared with the three months ended September 30, 2018 and the  nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 is due to our focus on being more selective of the marketing media utilized which has reduced the overall net sales but has resulted in improved marketing efficiency for the period. During 2019, we focused on increasing revenues from e-commerce channels to continue to diversify our revenue channels.  During 2019, e-commerce sales represented approximately 30% of total net revenue.

Cost of Product Sales

We recognized cost of product sales of approximately $2.2 million and $1.5 million and $6.3 million and $3.7 million for the three and nine months ended September 30, 2019 and 2018, respectively. The cost of product sales includes the cost of inventory, internal and third-party shipping and warehouse costs, royalties and salaries and benefits for our warehouse employees. The increase in cost of product sales is a result of higher shipping and fulfillment costs relating to our Supplement Hunt entity, for which we currently utilize the services of a third-party fulfillment company, higher costs of products in the Delta Prime Savings Club entity due to a more diverse product mix and an expense recorded of approximately $250,000 related to expired products. The decrease in the gross margin to 64.7% during the nine months ended September 30, 2019 compared to 80.6% during the nine months ended September 30, 2018 is due to the increase in e-commerce revenues as a percentage of total revenues during the current period, which generate lower gross margins due to pricing competition, as well as an increase in the cost of shipping and fulfillment especially related to Supplement Hunt and Delta Prime Savings Club, which have products that are costlier to ship due to their size and weight and the earlier mentioned expense related to expired products.

Research and Development

We recognized research and development expense of approximately $86,000 and $59,000 and $234,000 and $93,000 for the three and nine months ended September 30, 2019 and 2018, respectively. Research and development expense includes costs for stability testing, clinical trials of certain products and other development related costs for our products.  The increase in research and development in 2019 as compared with 2018 is due to the development of certain ingredients, the clinical trials performed for Musclin® and the development of an international e-commerce platform.

Sales and Marketing

We recognized sales and marketing expense of approximately $2.9 million and $5.3 million and $8.3 million and $14.1 million for the three and nine months ended September 30, 2019 and 2018, respectively. Sales and marketing expense consists primarily of print advertisements and sales and marketing support. The decrease in the sales and marketing expense is a direct result of the increased focus on e-commerce channels which do not require as large of upfront marketing costs as the traditional direct-to-consumer channel requires. Additionally, we have focused marketing efforts in the traditional direct-to-consumer channel to those that have experienced lower cost of customer acquisition.

General and Administrative

We recognized general and administrative expense of approximately $2.3 million and $2.0 million and $7.4 million and $5.6 million for the three and nine months ended September 30, 2019 and 2018, respectively. The increase in general and administrative expense is directly related to the increase in employee headcount, especially management level employees, from approximately ten employees as of September 30, 2018 to 18 employees as of September 30, 2019.  General and administrative expense consists primarily of investor relation expense, legal, accounting, public reporting costs and other infrastructure expense related to the launch of our products. Additionally, our general and administrative expense includes professional fees, insurance premiums and general corporate expense.

Other Income and Expense

We recognized interest expense of approximately $538,000 and $382,000 and $1.5 million and $1 million for the three and nine months ended September 30, 2019 and 2018, respectively. Interest expense primarily includes interest related to our debt and amortization of debt discounts (see Note 6 to the accompanying condensed consolidated financial statements). Due to the shares and cash discounts provided to our lenders, the effective interest rate is significantly higher than the coupon rate. The increase in interest expense in 2019 is due to the larger amount of debt discount amortization in 2019 compared to 2018 as a result of the note payable financings completed in both 2018 and 2019.

We recognized a loss on extinguishment of debt of approximately $0 and $745,000 and $125,000 and $1 million during the three and nine months ended September 30, 2019 and 2018, respectively. The loss on debt extinguishment in 2019 was the result of securities exchange agreement entered in with a note holder in May 2019. In exchange for the issuance of 100,000 shares of common stock with a fair value of $300,000, we settled a principal and interest balance of $175,000 with the note holder. The loss on debt extinguishment in 2018 was the result of the securities exchange agreements entered into with certain note payable holders. In exchange for the issuance of 121,858 shares of common stock with a fair value of approximately $2 million, we settled the principal and interest balances totaling $1.3 million with the noteholders. The remaining loss on debt extinguishment was the write off of the remaining unamortized debt discount as of the date of settlement.

Net Loss

Net loss for the three and nine months ended September 30, 2019 was approximately $2.2 million or $1.05 basic and diluted net loss per share and $5.9 million or $2.26 basic and diluted net loss per share, respectively, compared to a net loss of $2.4 million or $1.20 basic and diluted net loss per share and $6.1 million or $3.18 basic and diluted net loss per share for the three and nine months ended September 30, 2018, respectively.

Liquidity and Capital Resources

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments. Combined with revenue, these funds have provided us with the capital to operate our business, to sell and support our products, attract and retain key personnel, and add new products to our portfolio. To date, we have experienced net losses each year since our inception. As of September 30, 2019, we had an accumulated deficit of $49.8 million and working capital deficit of $4.4 million.

As of September 30, 2019, we had approximately $1.0 million in cash and $0.7 million held by merchant processors reported in other current assets for a total of $1.7 million and as of November 12, 2019 we had approximately $2.0 million in cash and $0.8 million held by merchant processors for a total of $2.8 million. Although no assurances can be given, we currently plan to proceed with the planned merger with Aytu pursuant to the terms and conditions of the merger agreement signed on September 12, 2019, and/or raise additional capital through the sale of equity or debt securities. We expect, however, that our existing capital resources, revenue from sales of our products and upcoming new product launches and sales milestone payments from the commercial partners signed for our products, and equity instruments available to pay certain vendors and consultants, will be sufficient to allow us to continue our operations, commence the product development process and launch selected products through at least the next 12 months. In addition, our CEO, who is also a significant shareholder, has deferred the remaining payment of his salary earned through June 30, 2016 totaling $0.9 million for at least the next 12 months if such receipt would jeopardize the ability of the Company to operate.

Our actual needs will depend on numerous factors, including timing of the planned merger with Aytu, as well as introducing our new products to the marketplace, our ability to attract additional Ex-U.S. distributors for our products and our ability to in-license in non-partnered territories and/or develop new product candidates. In addition, we continue to seek new licensing agreements from third-party vendors to commercialize our products in territories outside the U.S., which could result in upfront, milestone, royalty and/or other payments.

In addition to the planned merger with Aytu, we may raise additional capital through the sale of debt or equity securities to provide additional working capital, for further expansion and development of our business, and to meet current obligations, although no assurances can be given. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the newly issued equity or debt securities may have more favorable terms or rights, preferences and privileges senior to those of our existing stockholders. If we raise funds by incurring additional debt, we may be required to pay significant interest expense and our leverage relative to our earnings or to our equity capitalization may increase. Obtaining commercial loans, assuming they would be available, would increase our liabilities and future cash commitments and may impose restrictions on our activities, such as financial and operating covenants. Further, we may incur substantial costs in pursuing future capital and/or financing transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expense and other costs. We may also be required to recognize non-cash expense in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial results. We may be unable to obtain financing when necessary as a result of, among other things, our performance, general economic conditions, conditions in the pharmaceuticals industries, or our operating history. In addition, the fact that we are not and have never been profitable could further impact the availability or cost to us of future financings. As a result, sufficient funds may not be available when needed from any source or, if available, such funds may not be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs when needed, then we may need to forego pursuit of potentially valuable development or acquisition opportunities, we may not be able to continue to operate our business pursuant to our business plan, which would require us to modify our operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing and other activities, or we may be forced to discontinue our operations entirely.

The Company’s principle debt instruments include the following:

October 2018 5% Notes Payable

On October 22, 2018, the Company entered into a promissory note agreement and securities purchase agreement with an unrelated third-party investor in which the investor loaned the Company gross proceeds of $500,000 pursuant to 5% promissory notes (“October 2018 5% Notes Payable”). The notes have an OID of $50,000 and require payments of $550,000 in principal. The notes bear interest at the rate of 5% per annum and the principal amount and interest are payable at maturity on May 1, 2019. In connection with the October 2018 5% Notes Payable, the Company issued the investor restricted shares of common stock totaling 15,239 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the October 2018 5% Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $176,000. In April 2019, the Company elected to settle a portion of the October 2018 5% Note Payable outstanding principal and interest balance of $175,000 in exchange for 100,000 shares of common stock. The fair value of the shares of common stock issued was based on the market price of the Company's common stock on the date of the securities exchange agreement. The exchange agreement also extended the maturity date to October 1, 2019. The remaining principal balance under this note was $375,000 at September 30, 2019 which was paid in full on October 1, 2019.

November and December 2018 Notes Payable

On November 6, 2018, November 8, 2018 and December 12, 2018, the Company entered into promissory note agreements and securities purchase agreements with three unrelated third-party investors, pursuant to which the investors loaned the Company gross proceeds of $1.25 million pursuant to 0% promissory notes (“November and December 2018 Notes Payable”). The notes have an OID of $270,000 and require aggregate payments of $1.52 million in principal. The notes bear interest at the rate of 0% per annum. In connection with the November and December 2018 Notes Payable, the Company issued the investors restricted shares of our common stock totaling 14,763 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the November and December 2018 Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $374,000 in November 2018 and $125,000 in December 2018. The remaining principal balance under these notes was $288,000 at September 30, 2019.

March 2019 Note Payable

On March 27, 2019, we entered into a promissory note agreement and securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $400,000 pursuant to a 0% promissory note (“March 2019 Note Payable”). The note has an OID of $100,000 and requires payments of $47,000 in principal per month through March 2020. In connection with the March 2019 Note Payable, we issued the investor restricted shares of common stock totaling 18,000 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the March 2019 Note Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $161,000 in March 2019. In connection with the financing, we issued 5,600 restricted shares of common stock in March 2019 to a third-party consultant. The fair value of the restricted shares of common stock issued of $28,000 was recorded as a debt discount to the carrying value of the notes payable. The remaining principal balance under this note was $250,000 at September 30, 2019.

April 2019 Notes Payable

On April 8, 2019, we entered into two securities purchase agreements with unrelated third-party investors in which the investors purchased 5% promissory notes, resulting in gross proceeds to us of $850,000 (“April 2019 Notes Payable”). The notes have an OID of $90,000 and require payment of principal and interest of $140,000 in October 2019, $704,000 in January 2020, and $132,000 in April 2020. In connection with the April 2019 Notes Payable, we issued the investors restricted shares of common stock totaling 98,334 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the April 2019 Notes Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $318,000 in April 2019. The discount is being amortized to interest expense using the effective interest method over the term of the April 2019 Notes Payable. The remaining principal balance under this note was $940,000 at September 30, 2019.

May 2019 Note Payable

On May 13, 2019, we entered into a securities purchase agreement with an unrelated third-party investor in which the investor loaned us gross proceeds of $400,000 pursuant to a 0% promissory note (“May 2019 Note Payable”). The note has an Original Issue Discount (“OID”) of $100,000 and requires payments of $42,000 in principal per month through May 2020. In connection with the May 2019 Note Payable, we issued the investor restricted shares of common stock totaling 34,000 shares. The fair value of the restricted shares of common stock issued was based on the market price of our common stock on the date of issuance of the May 2019 Note Payable. The allocation of the proceeds received to the restricted shares of common stock based on their relative fair value and the OID resulted in us recording a debt discount of $178,000 in May 2019. In connection with the financing, we issued 10,036 restricted shares of common stock in May 2019 to a third-party consultant. The fair value of the restricted shares of common stock issued of $28,000 was recorded as a debt discount to the carrying value of the notes payable. The discount is being amortized to interest expense using the effective interest method over the term of the May 2019 Note Payable. The remaining principal balance under this note was $333,000 at September 30, 2019.

August 2019 Note Payable

On August 8, 2019 the Company entered into a non-secured promissory note agreement with an unrelated investor in which the investor loaned the Company gross proceeds of $1.0 million in consideration for the issuance of a 10% promissory note. The note requires repayment of principal by February 29, 2020. The remaining principal balance under this note was $1.0 million at September 30, 2019. On October 10, 2019, the Company entered into an Addendum No. 1 to Promissory Note upon which an additional $350,000 was loaned to the Company with the same terms as the non-secured promissory note.

Net Cash Flows

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net cash used in operating activities	$(1,870)	$(5,586)
Net cash used in investing activities	(364)	(195)
Net cash provided by financing activities	1,941	4,919
Net change in cash	(293)	(862)
Cash at beginning of period	1,248	1,565
Cash at end of period	$955	$703

Operating Activities

For the nine months ended September 30, 2019, cash used in operating activities was approximately $1.9 million, consisting primarily of the net loss for the period of approximately $5.9 million, which was primarily offset by non-cash common stock, restricted stock units and stock options issued for services and compensation of approximately $414,000, amortization of debt discount of $1.4 million, and amortization of intangible assets of $542,000. Additionally, working capital changes consisted of cash increases of approximately $0.9 million related primarily to the reduction of inventory levels due to improved management of inventory purchasing and more experience to understand inventory turnover for each product as well as an increase in customer deposit for sales occurring toward the end of the first quarter.

Investing Activities

For the nine months ended September 30, 2019, cash used in investing activities was approximately $364,000, which consisted of the purchase of assets from the Prime Consultants LLC entity on January 1, 2019 and the purchase of property and equipment of $21,000.

Financing Activities

For the nine months ended September 30, 2019, cash provided by financing activities was approximately $1.9 million, consisting primarily of the net proceeds from the private placement completed on January 3, 2019, for a total net proceeds of $2.7 million and the issuance of a promissory note agreements and short-term loans of $3.7 million in 2019 offset by the repayment of outstanding notes payable and short-term loans of $4.5 million during the period.

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

For the nine months ended September 30, 2019, there were no other material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2018.

Off- Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accepted accounting principles generally accepted in the United States of America. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2019.

As of September 30, 2019, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including chief executive officer and vice president, finance, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

James L. Yeager, Ph.D., and Midwest Research Laboratories, LLC v. lnnovus Pharmaceuticals, Inc. On January 18, 2018, Dr. Yeager and Midwest Research Laboratories (the "Plaintiffs") filed a complaint in the Illinois Northern District Court in Chicago, Illinois (the “Illinois Case”), which Plaintiffs amended on February 26, 2018 ("Amended Complaint''). The Amended Complaint alleges that the Company violated Dr. Yeager's right of publicity and made unauthorized use of his name, likeness and identity in advertising materials for its product Sensum+®. Plaintiffs seek actual and punitive damages, costs and attorney's fees, an injunction and corrective advertising. In October 2018, we filed a motion to dismiss the action. In February 2019, the Judge in the Illinois action issued a ruling invalidating some of Plaintiff’s causes of action, while accepting others and. The parties then engaged in discovery after that time period.

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

On January 23, 2019 we filed a complaint in the U.S. Federal District Court for the Southern District located in San Diego, California (the “California Case”) against Dr. Yeager, Servet Buyuktimken and Nadir Buyuktimkin (the “021 Patent Claimed Inventors”), who are all the inventors names on the US issued patent number 9,821,021 entitled Sensitization Composition and Methods of Action (the “021 Patent”), for copyright infringement relating to a clinical study table (the “Innovus Pharm Clinical Study Table”) included in the 021 Patent. We claim that the 021 Patent Claimed Inventors illegally stole and used the Innovus Pharm Clinical Study Table and the suit requests certain damages and injunctive relief described therein.

In November 2019, we signed a non-binding term sheet with the Plaintiffs to settle the above matters. A draft of the settlement agreement is to be provided by the Company to Plaintiff’s lawyers by November 15, 2019 and the resulting settlement agreement, if any, is to be executed on or before December 6, 2019.

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

Unregistered Sales of Equity Securities

In April 2019, we entered into a securities purchase agreement with unrelated third-party investors in which the investors loaned us gross proceeds of $850,000 and we issued such investors (i) promissory notes in the aggregate principal amount of approximately $1 million, and (ii) 98,334 restricted shares of common stock.

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

In July 2019, we issued 32,579 shares of common stock to three unrelated consultants for services provided during the period.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1+	Agreement and Plan of Merger, dated as of September 12, 2019, by and among Aytu BioScience, Inc., Aytu Acquisition Sub, Inc. and Innovus Pharmaceuticals, Inc. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K, filed on September 18, 2019).
4.1	Form of Promissory Note, dated August 8, 2019 (included as Exhibit 4.1 to the Form 10-Q filed with the SEC on August 13, 2019, and incorporated herein by reference)
10.1	Form of Contingent Value Rights Agreement (included as Exhibit B to the Agreement and Plan of Merger, Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2019, and incorporated herein by reference.
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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

*	Filed herewith.

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

Innovus Pharmaceuticals, Inc.
(Registrant)

Date: November 13, 2019	/s/ Bassam Damaj
Bassam Damaj, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ryan Selhorn
Ryan Selhorn Vice President, Chief Financial Officer (Principal Financial Officer)